Form 10-Q
period 1995-03-31
REGAN HOLDING CORP
filed 1995-05-12
CIK 870069

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

FORM 10-Q


[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1995,  or

[   ]     Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

          For the transition period from _____________ to ____________


                       Commission file number 0-4366


                            Regan Holding Corp.
                            ___________________
           (Exact Name of Registrant as Specified in Its Charter)

           California                              68-0211359
           __________                              __________
(State or Other Jurisdiction of                (I.R.S. Employer
Incorporation or Organization)                Identification No.)

             1179 N. McDowell Blvd., Petaluma, California 94954
             __________________________________________________
             (Address of Principal Executive Offices)(Zip Code)


                               (707) 778-8638
                               ______________
            (Registrant's Telephone Number, Including Area Code)



 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                  Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes            No     X


             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes            No

                    APPLICABLE ONLY TO CORPORATE ISSUERS

          The number of shares outstanding of the registrant's common stock, as of May 12, 1995 was:

          Common Stock-Series A                26,899,220
          Common Stock-Series B                   610,688


                                   Part 1
                           Financial Information

Item 1.  Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
                                                 March 31,     December 31,
ASSETS:                                            1995            1994
  Investments in securities,
    at market value                           $ 3,298,831      $ 1,735,526
      Cash and cash equivalents                   575,116          651,189
      Accounts receivable                         492,029          244,926
      Prepaid expenses                            207,246          122,133
      Inventory-marketing supplies                 91,407           74,678
                                              ___________      ___________
        Total Current Assets                    4,664,629        2,828,452
                                              ___________      ___________
      Computer equipment                          706,257          592,642
      Leasehold improvements                      442,435          458,950
      Furniture and equipment                     160,802          167,265
                                              ___________      ___________
        Net Fixed Assets                        1,309,494        1,218,857
     Organization costs-net of amortization        11,847           15,796
     Deferred tax asset                         1,900,972        2,689,291
     Other assets                                  86,434          108,382
                                              ___________      ___________
        TOTAL ASSETS                          $ 7,973,376      $ 6,860,778
                                              ___________      ___________
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
     Accounts payable                         $    12,127      $    22,575
     Income taxes payable                         232,786          104,105
     Fractional shares payable                     44,879          31,217
     Accrued liabilities                          535,069          719,382
     Notes payable-current portion                246,571          280,000
                                              ___________      ___________
       Total Current Liabilities                1,071,432        1,157,279
                                              ___________      ___________
     Notes payable-non current portion                  -           41,956
     Loan payable                                  88,190           88,190
                                              ___________      ___________
       Total Non Current Liabilities               88,190          130,146
       TOTAL LIABILITIES                      $ 1,159,622      $ 1,287,425
                                              ___________      ___________
     SHAREHOLDERS' EQUITY:
       Preferred stock, no par value:
         Authorized: 100,000,000 shares
         No shares issued or outstanding
       Common stock, no par value:
          Authorized:  100,000,000 shares
          Issued and outstanding: 27,509,908
          and 27,514,462 at March 31, 1995
          and December 31, 1994,
          respectively.                        16,483,754       16,497,416
       Accumulated deficit                     (9,680,680)     (10,906,002)
       Unrealized gains/(losses) on
         investments (net of taxes)                10,680          (18,061)
                                              ___________      ___________
         TOTAL SHAREHOLDERS' EQUITY             6,813,754        5,573,353
                                              ___________      ___________
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                 $ 7,973,376      $ 6,860,778
                                              ___________      ___________


REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Income Statements
(Unaudited)


                                            For the Three   For the Three
                                             Months Ended    Months Ended
                                            March 31, 1995  March 31, 1994
REVENUE:
  Marketing allowances                        $ 2,573,692     $   627,670
  Commission income                               875,736         152,145
  Administrative fees                             761,738         129,427
  Sales promotion fees                             11,952          63,308
  Investment income                                57,079           6,223
  Other income                                      4,482             683
                                              ___________     ___________
    Total Revenue                               4,284,679         979,456
                                              ___________     ___________
EXPENSES:
  Salaries and related benefits                 1,317,157         339,211
  Depreciation and amortization                    74,133          27,350
  Equipment expense                                33,361          29,250

  Occupancy expense                               129,072           9,239
  Travel and entertainment                         25,870          19,178
  Stationery and supplies                          23,382           6,144
  Courier and postage                              59,574           4,624
  Other miscellaneous expenses                     21,242           1,902
                                              ___________     ___________
    Subtotal--General & Administrative          1,683,791         436,898
  Advertising and sales promotion                 216,368          96,004
  Agent health plan expense                        26,482               -
  Producer related expenses                         2,476           6,680
  Administrative fees                                   -             137
                                              ___________     ___________
    Subtotal--Agent Related                       245,326         102,821
  Professional fees
  Interest expense                                126,183          98,834
    TOTAL EXPENSES                                  4,057             854
                                              ___________     ___________
                                                2,059,357         639,407
                                              ___________     ___________

  Income before income taxes                    2,225,322         340,049
  Provision for income taxes                    1,000,000               -
                                              ___________     ___________
    NET INCOME                                $ 1,225,322     $   340,049
                                              ___________     ___________

  Weighted average shares outstanding          27,509,908      27,271,503

  Earnings per share                          $      0.04     $      0.01
                                              ___________     ___________


REGAN HOLDING CORP. AND SUBSIDIARIES
Statement of Shareholders' Equity
(Unaudited)

                       Number of
                        Shares        Common       Accumulated     Unrealized
                      Outstanding      Stock         Deficit     Gains/(Losses)    Total

Balance December 31,   27,514,462   $16,497,416   $(10,906,002)     $(18,061)    $5,573,353
1994

Net income for the
three months ended
March 31, 1995                                       1,225,322                    1,225,322

Unrealized gains
on securities                                                        28,741          28,741

Cash-in-lieu
shares cancelled           (4,554)      (13,662)                                    (13,662)

Balance March 31,      27,509,908   $16,483,754   $(9,680,680)      $10,680      $6,813,754
1995                   __________   ___________   ___________       _______      __________


REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flow
(Unaudited)
                                           For the Three    For the Three
                                            Months Ended     Months Ended
                                           March 31, 1995   March 31, 1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                    $1,225,322         $340,049
Adjustments to reconcile net income
provided by operating activities:
  Depreciation and amortization             70,18425,495
  Amortization of organization costs          3,9491,856
  Deferred income taxes                          788,319                -
  Accretion/amortization of
    investment securities                        (13,785)               -
  Net change in investment income receivable     (24,114)          (7,311)
  Net change in accounts receivable             (222,988)         (25,620)
  Net change in prepaid expenses                 (85,113)               -
  Net change in supply inventory                 (16,729)               -
  Net change in accounts payable                 (10,448)         (33,354)
  Net change in income taxes payable             128,681                -
  Net change in accrued liabilities             (184,313)          52,238
  Net change in other liabilities                      -          (55,373)
                                                       _         ________
  Net cash provided by operating activities    1,658,965          297,980
                                            ____________         ________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                     (2,004,832)        (749,041)
  Proceeds from maturities of investments        506,000                -
  Purchase of fixed assets                      (160,821)         (30,615)
                                            ____________         ________
  Net cash used in investing activities       (1,659,653)        (779,656)
                                            ____________         ________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock               -              400
  Payments on notes payable                      (75,385)        (102,882)
                                            ____________         ________
  Net cash used in financing activities          (75,385)        (102,482)
                                            ____________         ________
  Decrease in cash and cash equivalents          (76,073)        (584,158)
  Cash and cash equivalents,
    beginning of period                          651,189          880,934
                                            ____________         ________
  Cash and cash equivalents, end of period      $575,116         $296,776
                                            ____________         ________

Interest paid                                     $4,057             $854
Income taxes paid                               $196,300             $  -


REGAN HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Financial Information

          The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles and include the accounts of Regan Holding Corp., and its wholly-owned subsidiaries, Legacy Marketing Group, LifeSurance Corporation and Producers Securities Corporation (dissolved December 31, 1994). All intercompany transactions have been eliminated.

          The statements are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The results for the three month periods ended March 31, 1995 and March 31, 1994, are not necessarily indicative of the results to be expected for the entire year.


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operation

          Financial Condition

          The Company's financial condition continues to improve since it switched its focus in 1993 from that of an insurance holding company to an insurance marketing and administration company. Total assets increased 16%, from $6.9 million at December 31, 1994 to $8.0 million at March 31, 1995. The increase is attributed primarily to $1.6 million of additional investments in marketable securities offset by a $.8 million reduction in deferred taxes.

          Net fixed assets increased $90,000, or 7%, representing purchases of $160,000 offset by depreciation charges of $70,000. The purchases were primarily for computer hardware as the Company upgrades its current systems and expands its PC network for added employees.

          The Company's total liabilities were reduced from $1.3 million at December 31, 1994 to $1.2 million at March 31, 1995, a 10% decrease. The decrease primarily reflects a $200,000 reduction in accrued liabilities offset by a $100,000 increase in income taxes payable. Accrued liabilities at December 31, 1994 included $260,000 of accrued year-end bonuses paid in January 1995.

          Shareholders' equity increased from $5.6 million at December 31, 1994 to $6.8 million at March 31, 1995, or approximately 22%. Book value per share was $.20 per share at December 31, 1994 compared with $.25 per share at March 31, 1995.


          Results of Operations

          The Company recorded net income of $1.2 million, or $.04 per share, for the three months ended March 31, 1995 compared with $.3 million, or $.01 per share, for the three months ended March 31, 1994.

               Revenue

          Total sales of insurance products by the Company's distribution systems during the three months ended March 31, 1995 resulted in premiums of approximately $183 million for American National Insurance Company compared with $45 million for the three months ended March 31, 1994. Correspondingly, quarterly revenue from insurance sales activities for the Company increased from $909,000 in the first quarter of 1994 to $4,211,000 in the first quarter of 1995.

          Sales promotion fees totaled $12,000 for the three months ended March 31, 1995 compared with $63,000 for the three months ended March 31, 1994. The 1994 amount includes a one-time receipt of a $56,000 printing reimbursement from American National.

          Investment income is attributed primarily to earnings from the Company's investment in marketable securities. Until March 1994, the Company's excess cash was maintained in a savings account. The Company earned $10,000 in savings interest and $47,000 of investment income during the first quarter of 1995, for a total of $57,000 compared with the $6,000 of savings interest in the first quarter of 1994.

               Expenses

          As a service organization, the Company's major expense is salaries and related employee benefits. Increasing sales have caused management to continually hire new employees, growing total employment from approximately 25 in January 1994 to approximately 90 full-time equivalent employees by March 31, 1995. Total salaries increased from $339,000, or 35% of total revenue, for the three months ended March 31, 1994 to $1,317,000, or 31% of total revenue, for the three months ended March 31, 1995.

          After salaries, occupancy costs account for a significant portion of the Company's expenses. The Company did not pay certain occupancy costs in 1994 due to an arrangement with the Georgia State Insurance Regulators. Beginning in January 1995, the Company began paying these costs. As a result, total occupancy costs were $9,000, or 1% of total revenue, for the three months ended March 31, 1994 compared with $129,000, or 3% of total revenue, for the three months ended March 3, 1995.

          Advertising and sales promotion expense consists primarily of sales promotion meetings and the design and printing of sales brochures for use by agents throughout the Company's distribution system and .
          This expense totaled $216,000 for the first quarter of 1995 compared with $96,000 for the first quarter of 1994, an increase of over 100%. The increase reflects the Company's new life products introduced in the first quarter of 1995, the higher cost of the semi-annual producer meeting held in February and the cost of a promotional trip for top-producing agents.

          Professional fees which include legal, outside accounting and consulting fees, totaled $126,000 for the three months of 1995 versus $99,000 for the three months of 1994. The 1995 expense reflects legal and accounting costs associated with the 1994 audit and annual filing with the Securities & Exchange Commission which were not incurred in 1994. The 1994 expense reflects costs associated with outside accounting and consulting services which will not be incurred in 1995. Overall this expense is expected to decline in 1995 from the 1994 cost levels.

               Provision for Income Taxes

          The Company files consolidated returns for federal purposes but files separate company returns for state purposes. The Company had both federal and state net operating losses ("NOL's") in prior years which can be used to offset taxes payable in future profitable years. The provision for income taxes for the three months ended March 31, 1995 was $1,000,000 representing utilization of NOL's and estimated taxes due for the period. Alternative minimum tax regulations have resulted in the Company incurring some income taxes payable even with NOL's available. The Company's effective tax rate for the first quarter of 1995 is 45% on income before taxes. No tax expense was recorded for the first quarter of 1994 due to incomplete information at the time. The Company expects to fully utilize its federal NOL during 1995.

          Liquidity and Capital Resources

          The positive cash flows generated from operations have been invested in U. S. Treasury securities and obligations of U. S. Government agencies and corporations. The Company has increased its holdings of marketable securities from $1.7 million at December 31, 1994 to $3.3 million at March 31, 1995, representing a 90% increase for the quarter. As of March 31, 1995, approximately 49% of total assets are cash and marketable securities reflecting the Company's highly liquid position.

          The Company's business is not capital intensive, its major expenditures are computer upgrades and furniture acquisitions to accommodate its new employees. Management's primary goal is to control operating expenses in relation to the demands placed upon the organization from increased sales. Consequently, management believes that its capital resources are adequate to meet the Company's operating requirements over the next twelve months.


                             PART II

Item 6.   Exhibits

          a) Exhibit 27 - Financial Data Schedule For the Three
          Months Ended March 31, 1995.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              REGAN HOLDING CORP.

     Date: May 10, 1995     Signature: /s/ Linda Regan
                                           Lynda Regan
                                           President & CEO

     Date: May 11, 1995     Signature: /s/ R. Preston Pitts
                                           R. Preston Pitts
                                           Chief Financial Officer