Form 10-Q
period 1996-03-31
REGAN HOLDING CORP
filed 1996-05-15
CIK 870069

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                             FORM 10-Q


[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1996,  or
                                    ________________

[     ]   Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

     For the transition period from _____________ to ____________

                   Commission file number 0-4366
                                          ______

                        Regan Holding Corp.
                        ___________________
       (Exact Name of Registrant as Specified in Its Charter)

          California                              68-0211359
          __________                              __________
(State or Other Jurisdiction of              (I.R.S. Employer
Incorporation or Organization)               Identification No.)

1179 N. McDowell Blvd., Petaluma, California         94954
____________________________________________         _____
(Address of Principal Executive Offices)          (Zip Code)

                           (707) 778-8638
                           ______________
        (Registrant's Telephone Number, Including Area Code)


  _______________________________________________________________
  (Former Name, Former Address and Former Fiscal Year, if Changed
                         Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes   X   No


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
            PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                      Yes       No


                APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of the registrant's common stock, as of March 31, 1996 was:

               Common Stock-Series A    27,005,885
               Common Stock-Series B       610,688

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

                                        March 31,      December 31,
                                           1996            1995
ASSETS:                                (Unaudited)      (Audited)
                                       ___________      _________

  Cash and cash equivalents            $   878,785    $ 1,496,631
  Investments at market value            6,965,458      5,067,426
  Accounts receivable                      579,584      1,507,128
  Income taxes receivable                    -              5,687
  Prepaid expenses                         306,010        106,539
  Marketing supplies inventory             136,329        178,714
                                       ___________    ___________
    Total Current Assets                 8,866,166      8,362,125
                                       ___________    ___________

  Net fixed assets                       1,644,805      1,687,025
  Organization costs-net
    of amortization                         18,341         19,306
  Deferred tax assets                    1,939,899      2,097,660
  Other assets                             291,203        138,685
                                       ___________    ___________
    TOTAL ASSETS                       $12,760,414    $12,304,801
                                       ___________    ___________

LIABILITIES, REDEEMABLE COMMON STOCK,
  AND SHAREHOLDERS' DEFICIT:

LIABILITIES:
  Accounts payable                     $    60,561    $    77,569
  Income taxes payable                     351,236          -
  Fractional shares payable                 44,879         44,879
  Accrued liabilities                      700,061      1,248,231
  Note payable-current portion              12,303         87,688
                                       ___________    ___________
    Total Current Liabilities            1,169,040      1,458,367
                                       ___________    ___________

  Loan payable                             132,285        132,285
  Deferred incentive compensation          119,694        172,272
                                       ___________    ___________
    Total Non-Current Liabilities          251,979        304,557
                                       ___________    ___________

    TOTAL LIABILITIES                    1,421,019      1,762,924
                                       ___________    ___________

CONTINGENCIES (Note 3)                       -              -

REDEEMABLE COMMON STOCK                 12,682,750     12,682,750
                                       ___________    ___________

SHAREHOLDERS' DEFICIT:
  Preferred stock, no par value:
    Authorized: 100,000,000 shares
    No shares issued or outstanding
  Series A common stock, no par value:
    Authorized:  45,000,000 shares
    Issued and outstanding:
      27,005,885 shares                  3,802,071      3,802,071
  Series B common stock, no par value:
    Authorized:  615,242 shares
    Issued and outstanding:
      610,688 shares                         -              -
  Accumulated deficit                   (5,197,706)    (6,047,382)
  Unrealized gains on investments
    (net of taxes)                          52,280        104,438
                                       ___________    ___________

    TOTAL SHAREHOLDERS' DEFICIT         (1,343,355)    (2,140,873)
                                       ___________    ___________

    TOTAL LIABILITIES, REDEEMABLE
      COMMON STOCK AND SHAREHOLDERS'
      DEFICIT                          $12,760,414    $12,304,801
                                       ___________    ___________

The accompanying notes are an integral part of these financial statements.


REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Income Statements
(Unaudited)


                                    For the Three      For the Three
                                    Months Ended       Months Ended
                                    March 31, 1996     March 31, 1995
                                    ______________     ______________
REVENUE:
  Marketing allowances             $    2,511,343      $   2,573,692
  Commission income                     1,101,727            875,736
  Administrative fees                     857,785            761,738
  Investment income                       134,426             57,079
  Other income                             22,103             16,434
                                   ______________      _____________
    Total Revenue                       4,627,384          4,284,679
                                   ______________      _____________

EXPENSES:
  Salaries and related benefits         1,947,520          1,317,157
  Depreciation and amortization           108,619             74,133
  Equipment expense                        68,545             33,361
  Occupancy expense                       148,152            129,072
  Travel and entertainment                 17,317             25,870
  Stationery and supplies                  85,903             23,382
  Courier and postage                      81,929             59,574
  Other miscellaneous expenses             59,586             21,242
                                   ______________      _____________
    Subtotal-
      General & Administrative          2,517,571          1,683,791
                                   ______________      _____________
  Advertising and sales promotion         425,707            216,368
  Other producer related expenses          23,753             28,958
                                   ______________      _____________
    Subtotal -Producer Related            449,460            245,326
                                   ______________      _____________

  Professional fees                       226,818            126,183
  Interest expense                          4,206              4,057
                                   ______________      _____________
    Total Expenses                      3,198,055          2,059,357
                                   ______________      _____________

  Income before income taxes            1,429,329          2,225,322

  Provision for income taxes              579,653          1,000,000
                                   ______________      _____________

NET INCOME                         $      849,676      $   1,225,322
                                   ______________      _____________


  Weighted average shares
    outstanding                        27,616,573         27,509,908

  Earnings per share               $         0.03      $        0.04
                                   ______________      _____________

The accompanying notes are an integral part of these financial statements.


REGAN HOLDING CORP. AND SUBSIDIARIES
Statement of Shareholders' Deficit
(Unaudited)


                                                       Unrealized
                   Series A  Common Stock  Accumulated   Gains
                    Shares      Amount       Deficit    (Losses)      Total
                    ______      ______       _______   __________     _____

Balance
  December 31,
  1995            27,005,885  $3,802,071   $(6,047,382)  $104,438  $(2,140,873)
Net income for
the three
 months ended
 March 31, 1996                                849,676                 849,676
Unrealized losses
  on investments                                          (87,129)     (87,129)
Deferred taxes
  on unrealized
  losses                                                   34,971       34,971
                  __________  __________   ___________   ________  ___________

Balance
  March 31, 1996  27,005,885  $3,802,071   $(5,197,706)  $ 52,280  $(1,343,355)
                  __________  __________   ___________   ________  ___________

The accompanying notes are an integral part of these financial statements.


REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                           For the Three    For the Three
                                           Months Ended     Months Ended
                                           March 31, 1996   March 31, 1995
                                           ______________   ______________

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                  $  849,676    $ 1,225,322
  Adjustments to reconcile
    net income to cash provided
    by operating activities:
      Depreciation and amortization              107,655         70,184
      Amortization of organization costs             964          3,949
      Accretion/amortization of investments       (6,192)       (13,785)
  Net change in accounts receivable              927,544       (247,102)
  Net change in prepaid expenses                (199,471)       (85,113)
  Net change in marketing supplies inventory      42,385        (16,729)
  Net change in deferred income taxes            192,732        788,319
  Net change in accounts payable                 (17,008)       (10,448)
  Net change in income taxes receivable
    and payable                                  356,923        128,681
  Net change in accrued liabilities             (548,170)      (184,313)
  Net change in other assets and liabilities    (205,095)          -
                                               _________      _________
  Net cash provided by operating activities    1,501,943      1,658,965

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                    (4,972,364)    (2,004,832)
  Proceeds from sales and maturities
    of investments                             2,993,395        506,000
  Purchases of fixed assets                      (65,435)      (160,821)
                                             ___________    ___________
    Net cash used in investing activities     (2,044,404)    (1,659,653)
                                             ___________    ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note payable                       (75,385)       (75,385)
                                             ___________    ___________
    Net cash used in financing activities        (75,385)       (75,385)
                                             ___________    ___________
DECREASE IN CASH AND CASH EQUIVALENTS           (617,846)       (76,073)
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                        1,496,631        651,189
                                             ___________    ___________
CASH AND CASH EQUIVALENTS, END OF PERIOD     $   878,785    $   575,116
                                             ___________    ___________

     Interest paid                           $     4,206    $     4,057
     Income taxes paid                       $   381,600    $   196,300

The accompanying notes are an integral part of these financial statements.


REGAN HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.   Financial Information

     The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles and include the accounts of Regan Holding Corp., and its wholly-owned subsidiaries, Legacy Marketing Group, Legacy Financial Services, Inc., and LifeSurance Corporation. All intercompany transactions have been eliminated.

     The statements are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The results for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire year.

2.   Modifications to Agreements

     Effective March 1, 1996, Marketing and Processing Agreements between the Company and American National Insurance Company ("American National") were amended to reduce certain administrative fees earned by the Company. These reductions in rates are expected to result in lower revenues to the Company. The amount of the decrease will depend on the volume of policies sold and administered. In addition, during April 1996, certain investment strategy features of the annuity policies offered by American National were eliminated. Such changes could impact the volume of the Company's sales of annuity policies.

3.   Contingencies

     During 1991 and 1992, the Company sold 5,698,452 shares of Series A Common Stock pursuant to the terms of the 701 Asset Accumulator Program. Current management is investigating whether some of these sales were made without compliance with the applicable securities laws of one or more states. In the event that this is the case, the Company may be required to rescind some of these sales. The costs of rescission, if any, cannot be estimated at this time.


Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

Results of Operations

Summary -- The Company recorded net income of $850,000, or $.03 per share, during the three months ended March 31, 1996, compared with $1,225,000, or $.04 per share, during the three months ended
March 31, 1995. This decrease is attributable primarily to increases in operating expenses, as discussed below.

Revenue -- The Company's primary sources of revenue are marketing allowances, commission overrides, and administrative fees.
Marketing allowances and commission overrides are directly related to sales of annuities and life insurance products.
Administrative fees are a function not only of product sales but also of agent appointments and insurance policies inforce each month.

Sales by the Company's distribution system resulted in policy premium placed inforce for American National Insurance Company ("American National") of approximately $158,000,000 during the three months ended March 31, 1996, compared to approximately $145,000,000 during the three months ended March 31, 1995, representing a 9% increase.

Although premium placed inforce increased, marketing allowance revenues decreased by 2% during the first quarter of 1996, compared to the three months ended March 31, 1995, due primarily to a change in the timing of revenue recognition pursuant to contractual arrangements. In accordance with the terms of the Marketing Agreement with American National, the Company recognized first quarter 1995 marketing allowance revenue at the time of submission of policy applications. Effective July 1, 1995, the Marketing Agreement was amended to provide for recognition of marketing allowance revenue by the Company after the policies become inforce. First quarter 1995 submitted premium was approximately $183,000,000, compared to premium placed inforce during first quarter 1995 of approximately $145,000,000. This timing difference was compounded by the high volume of premium submitted during the first quarter of 1995, which was the highest in the Company's history. The resulting decrease in marketing allowance revenue was offset by increases during the first quarter of 1996 in sales of life insurance products and other shifts in the Company's sales mix to products which yield higher marketing allowances.

Commission revenues increased by approximately 26% during the three months ended March 31, 1996, when compared to the three months ended March 31, 1995. This increase is attributable to the increase in premium placed inforce and to shifts in the Company's product sales mix to products with higher commission rates.

Effective March 1, 1996, the Marketing and Processing Agreements between the Company and American National were further amended to reduce certain administrative fees earned by the Company. These reductions in rates are expected to result in lower revenues to the Company. The amount of the decrease will depend on the volume of policies sold and administered. In addition, during April 1996, certain investment strategy features of the annuity policies offered by American National were eliminated. Such changes could impact the volume of the Company's sales of annuity policies.

Investment income represents earnings from investments in marketable securities. Such earnings increased 136% to $134,000 during the three months ended March 31, 1996, from $57,000 during the three months ended March 31, 1995, due to increases in invested assets.

Expenses -- Expenses totaled $3,198,000 during the three months ended March 31, 1996, compared to $2,059,000 during the three months ended March 31, 1995. This increase is largely attributed to planned increases in the Company's employees and infrastructure to prepare for projected increases in sales of life insurance and variable products.

As a service organization, the Company's predominant expense is salaries and related employee benefits. The Company hires new employees as necessary to support increases in sales and to provide for anticipated future growth in operations. Total full-time equivalent employees grew 53% to 138 at March 31, 1996 from 90 at March 31, 1995. As a result, total salaries and related employee benefits increased to $1,948,000 for the three months ended March 31, 1996 from $1,317,000 for the three months ended March 31, 1995.

Advertising and sales promotion expense consists primarily of the cost of sales promotion meetings and design and printing of sales brochures for use by producers throughout the Company's distribution system. The expense totaled $426,000 during the first quarter of 1996, or 9% of revenues, compared to $216,000 during the first quarter of 1995, or 5% of revenues. This increase, as a percentage of revenue, is attributable primarily to expenses incurred during 1996 associated with the annual national sales convention, which was held in January 1996, and to costs of a new training program designed to familiarize producers' administrative personnel with products marketed by the Company.

Professional fees, which include legal fees, outside accounting fees and consulting fees totaled $227,000 during the three months ended March 31, 1996, compared to $126,000 during the three months ended March 31, 1995. This increase is due primarily to various consulting projects in process, including consultants hired to market life insurance products and to coordinate a Company-wide initiative to analyze and improve operating processes.

Provision for Income Taxes -- The Company files consolidated returns for federal income tax purposes.

The Company experienced both federal and state net operating losses ("NOLs") in prior years that can be used to offset taxes payable in current and future profitable years. Realization of the NOL carryforwards is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realized could, however, be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The provision for income taxes was $580,000 and $1,000,000 for the three months ended March 31, 1996 and 1995, respectively.
The Company's effective tax rate was 41% for the three months ended March 31, 1996 and 45% for the three months ended March 31, 1995.

Financial Condition

During the three months ended March 31, 1996, the Company continued to generate positive cash flows from operations, which resulted in a 20% net increase in cash and investments to $7,844,000 at March 31, 1996 from $6,564,000 at December 31,
1995. In addition to cash generated by first quarter income, collections of accounts receivable from American National during the first quarter of 1996 contributed to positive cash flows during the period.

Total liabilities decreased to $1,421,000 at March 31, 1996 from $1,763,000 at December 31, 1995 due primarily to payment of 1995 employee bonuses which had been accrued at December 31, 1995. This decrease was offset by increases in income taxes payable resulting from timing differences between recognition and payment of income taxes.

Liquidity and Capital Resources

The Company's cash flows from operations totaled $1,502,000 during the three months ended March 31, 1996 and were applied primarily to the purchase of investments in U.S. Treasury securities and other marketable securities backed by U.S. Government agencies. As a result, cash and investments increased $1,280,000, or 20%, during the three month period ended March 31, 1996. Such amounts represented 61% of the Company's total assets at March 31, 1996.

Contingent Obligations of the Company

During 1991 and 1992, the Company sold 5,698,452 shares of Series A Common Stock pursuant to the terms of the 701 Asset Accumulator Program. Current management is investigating whether some of these sales were made without compliance with the applicable securities laws of one or more states. In the event that this is the case, the Company may be required to rescind some of these sales. The costs of rescission, if any, cannot be estimated at this time.

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a.   Exhibit 10     Amendment effective March 1, 1996 to the
                    Marketing and Processing Agreement between the Company and American National Insurance
                    Company.*

     Exhibit 27     Financial Data Schedule

     * Certain confidential commercial and financial information has been omitted here but filed under separate cover with the SEC.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              REGAN HOLDING CORP.



Date:  5/10/96                Signature:  s/Lynda Regan
                                        _______________________
                                        Lynda Regan
                                        President &
                                        Chief Executive Officer


Date:  5/10/96                Signature:  s/R. Preston Pitts
                                        _______________________
                                        R. Preston Pitts
                                        Chief Financial Officer