Form 10-Q
period 1996-06-30
REGAN HOLDING CORP
filed 1996-08-14
CIK 870069

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                    FORM 10-Q

   [ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934

        For the quarterly period ended June 30, 1996,  or
                                       _______________

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
                               Yes       No


                       APPLICABLE ONLY TO CORPORATE ISSUERS

        The number of shares outstanding of the registrant's common stock, as of June 30, 1996 was:
             Common Stock-Series A         26,982,595
             Common Stock-Series B            610,688


                         PART I -- FINANCIAL INFORMATION

   Item 1.   Financial Statements

   REGAN HOLDING CORP. AND SUBSIDIARIES
   Consolidated Balance Sheets
                                       June 30,      December 31,
                                         1996            1995
                                         ____            ____
   ASSETS:                            (Unaudited)      (Audited)
     Cash and cash equivalents        $  949,512     $1,496,631
     Investments at market value       8,196,774      5,067,426
     Accounts receivable                 534,239      1,507,128
     Prepaid expenses                    255,988        106,539
     Marketing supplies inventory        154,623        178,714
     Income taxes receivable                  --          5,687
                                              __          _____
        Total Current Assets          10,091,136      8,362,125
                                      __________      _________

     Net fixed assets                  1,730,307      1,687,025
     Organization costs-net               17,375         19,306
     Deferred tax assets               1,899,184      2,097,660
     Other assets                        370,081        138,685
                                         _______        _______
        TOTAL ASSETS                  $14,108,083   $12,304,801
                                      ___________   ___________

   LIABILITIES, REDEEMABLE COMMON STOCK,
     AND SHAREHOLDERS' DEFICIT:
   LIABILITIES:
     Accounts payable                 $   77,014     $   77,569
     Income taxes payable                 63,702             --
     Accrued liabilities               1,549,971      1,293,110
     Notes payable-current portion            --         87,688
                                       _________         ______
        Total Current Liabilities      1,690,687      1,458,367
                                       _________      _________

     Loan payable                        132,285        132,285
     Deferred incentive compensation     151,691        172,272
                                         _______        _______
        Total Non-Current Liabilities    283,976        304,557
                                         _______        _______

        TOTAL LIABILITIES              1,974,663      1,762,924
                                       _________      _________

   COMMITMENTS                                --             --
   REDEEMABLE COMMON STOCK (Note 2)   12,651,673     12,682,750
                                      __________     __________

   SHAREHOLDERS' DEFICIT:
     Preferred stock, no par value:
        Authorized: 100,000,000 shares
        No shares issued or outstanding       --             --
     Series A common stock, no par value:
        Authorized:  45,000,000 shares
        Issued and outstanding:
        26,982,595 and 27,005,885
        shares at June 30, 1996 and
        December 31, 1995,
        respectively                   3,802,071      3,802,071
     Series B common stock,
     no par value:
        Authorized:  615,242 shares
        Issued and outstanding:
        610,688 shares                         --            --
     Paid-in capital from retirement
     of common stock                      18,267             --
     Accumulated deficit              (4,251,095)    (6,047,382)
     Unrealized gains (losses)
     on investments (net of taxes)       (87,496)       104,438
                                         _______        _______

        TOTAL SHAREHOLDERS' DEFICIT     (518,253)    (2,140,873)
                                        ________     __________
        TOTAL LIABILITIES, REDEEMABLE
        COMMON STOCK AND SHAREHOLDERS'
        DEFICIT                      $14,108,083    $12,304,801
                                     ___________    ___________

           See accompanying notes to consolidated financial statements.


   REGAN HOLDING CORP. AND SUBSIDIARIES
   Consolidated Income Statements
   (Unaudited)

                        For the Six Months Ended  For the Three Months Ended
                                  June 30,                  June 30,
                                  ________                  ________
                               1996        1995         1996        1995
                               ____        ____         ____        ____
   INCOME:
     Marketing allowance $ 5,556,717  $ 4,921,196  $ 3,045,374  $ 2,347,504
     Commission income     2,343,543    1,968,131    1,241,816    1,092,395
     Administrative fees   1,622,599    1,536,229      764,814      774,491
     Investment income       317,208      145,532      182,782       88,453
     Other income             24,816       38,468        2,713       22,034
                              ______       ______        _____       ______

        TOTAL INCOME       9,864,883    8,609,556    5,237,499    4,324,877
                           _________    _________    _________    _________
   EXPENSES:
     Salaries and related
      benefits              3,968,528   2,741,427    2,021,008    1,404,549
     Sales promotion and
      support               1,385,573     651,564      936,113      406,238
     Professional fees        281,940     198,687       55,122       92,225
     Occupancy expense        278,075     261,459      129,923      142,653
     Depreciation and
      amortization            226,331     162,817      117,712       88,684
     Courier and postage      169,329     119,562       87,400       59,988
     Stationery and supplies  155,594      74,962       69,691       51,580
     Equipment expense        141,237     111,678       72,692       78,317
     Travel and entertainment 106,503      90,859       89,186       64,989
     Interest expense           8,443       7,197        4,237        3,140
     Other miscellaneous
      expenses                116,643      45,021       57,057       13,513
                              _______      ______       ______       ______

        TOTAL EXPENSES      6,838,196   4,465,233    3,640,141    2,405,876
                            _________   _________    _________    _________

     INCOME FROM OPERATIONS 3,026,687   4,144,323   1,597,358     1,919,001

     PROVISION FOR INCOME
      TAXES                 1,230,400   1,399,530     650,747       399,530
                            _________   _________     _______       _______

     NET INCOME           $ 1,796,287 $ 2,744,793   $ 946,611   $ 1,519,471
                          ___________ ___________   _________   ___________

   EARNINGS PER SHARE:

     Weighted average
      shares outstanding   27,613,502  27,518,797  27,610,431    27,518,797
     Earnings per share
      from operations      $      .11  $      .15  $      .06    $      .07
     Provision for income
      taxes                       .04         .05         .02           .01
                                  ___         ___         ___           ___
     Earnings per share    $      .07  $      .10  $      .04    $      .06
                           __________  __________  __________    __________


           See accompanying notes to consolidated financial statements.


REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Shareholders' Deficit
(Unaudited)

                                   Common                Gains/
            Shares      Amount     Stock     Deficit     (Losses)      Total
            ______      ______     _____     _______     ________      _____

Balance
January 1,
 1996      21,070,791 $3,802,071 $     --  $(6,047,382)   $104,438 $(2,140,873)
Net income
 for the
 six
 months
 ended
 June 30,
 1996                                        1,796,287               1,796,287
Mandatory
 redemption
 and
 retirement
 of common
 stock                                          18,267                  18,267
Unrealized
 losses on
 investments                                              (327,870)   (327,870)
Deferred
 taxes on
 unrealized
 losses                                                    135,936     135,936
           __________ ___________ ________ ____________  _________  __________

Balance
 June 30,
 1996      21,070,791  $3,802,071  $18,267 $(4,251,095)  $ (87,496) $ (518,253)
           __________  __________  _______ ____________  __________ ___________


             See accompanying notes to consolidated financial statements


     REGAN HOLDING CORP. AND SUBSIDIARIES
     Consolidated Statements of Cash Flows
     (Unaudited)                             For the Six   For the Six
                                            Months Ended  Months Ended
                                            June 30, 1996 June 30, 1995
                                            _____________ _____________
     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income                          $ 1,796,287   $ 2,744,793
        Adjustments to reconcile
         net income to cash provided by
         operating activities:
          Depreciation and amortization         224,400       146,160
          Amortization of organization
           costs                                  1,931         1,222
        Net change in accounts receivable       972,889      (183,402)
        Net change in income taxes
         payable/receivable                      69,389      (434,933)
        Net change in prepaid expenses         (149,449)     (119,978)
        Net change in marketing supplies
         inventory                               24,091       (32,788)
        Net change in deferred tax assets       334,412       716,258
        Net change in accounts payable             (555)       24,860
        Net change in accrued liabilities       256,861       189,297
        Net change in other assets and
         liabilities                           (251,977)       13,792
                                               ________      ________
          Net cash provided by
           operating activities               3,278,279     3,065,281
                                              _________     _________
     CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of investments            (10,028,522)   (3,799,477)
        Proceeds from maturities
         and sales of investments             6,571,304     1,019,010
        Purchase of fixed assets               (267,682)     (539,589)
        Purchase of organization costs               --        (9,120)
                                             __________        _______
          Net cash used in investing
           activities                        (3,724,900)   (3,329,176)
                                             __________    ___________

     CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of
         common stock                                --         1,067
        Repayment of note payable               (87,688)     (139,999)
        Mandatory redemption of
         common stock                           (12,810)           --
                                                _______    __________
          Net cash used in financing
           activities                          (100,498)     (138,932)
                                               ________      _________

        Decrease in cash and cash
         equivalents                           (547,119)     (402,827)
        Cash and cash equivalents,
         beginning of period                  1,496,631       651,189
                                              _________       _______
        Cash and cash equivalents,
         end of period                       $  949,512    $  248,362
                                             __________    __________

     SUPPLEMENTAL CASH FLOW INFORMATION:
        Interest paid                   $         8,443    $    7,197
        Income taxes paid               $       826,600    $1,102,375

             See accompanying notes to consolidated financial statements

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

               The statements are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The results for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year. Users of these financial statements are encouraged to refer to the Annual Report on Form 10-K for the year ended December 31, 1995 for additional disclosure.

          2.   Redeemable Common Stock

               The Company is obligated to repurchase certain of its shares of common stock, pursuant to various agreements under which the stock was issued. During the six months ended June 30, 1996, 23,290 shares of redeemable Series A common stock were redeemed for approximately $13,000. The redeemed shares were effectively retired. The excess of original proceeds over the redemption value has been reflected as additional paid-in capital in the accompanying financial statements. At June 30, 1996, the number of remaining shares of redeemable Series A and Series B common stock totaled 5,911,804 and 610,688, respectively.

          Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

          Results of Operations

          Summary--During the quarter ended June 30, 1996, the Company recorded net income of $947,000, or $.04 per share, compared with $1,519,000, or $.06 per share, during the quarter ended June 30, 1995. During the six months ended June 30, 1996, the Company had net income of $1,796,000, or $.07 per share, compared with $2,745,000, or $.10 per share, during the six months ended June 30, 1995. These decreases between periods are attributable primarily to increases in operating expenses, as discussed below. The decrease in net income in the second quarter of 1996, compared with the comparable period of 1995, is also attributable to tax benefits recognized in the second quarter of 1995 related to alternative minimum tax credits. No such tax benefits were recognized during the second quarter of 1996.

          Income--Sales by the Company's distribution network, for the insurance companies with which the Company contracts, resulted in premium placed inforce of approximately $183,221,000 during the quarter ended June 30, 1996, compared with $174,825,000 during the quarter ended June 30, 1995, representing a 5% increase. Income from insurance sales activities also increased as a result of a change in the mix of products sold to products which yielded higher marketing allowances and commissions. Correspondingly, income from insurance sales activities increased 25% to $4,287,000 during the second quarter of 1996, compared with $3,440,000 during the comparable period in 1995.

          During the six months ended June 30, 1996, premium placed inforce through the Company's distribution network totaled $341,627,000, compared with approximately $320,192,000 during the six months ended June 30, 1995, which represented a 7% increase. Income from insurance sales activity also increased as a result of a change in the sales mix to products which yielded higher marketing allowances and commissions. Accordingly, income from insurance sales activity increased 15% to $7,900,000 during the six months ended June 30, 1996, from $6,889,000 during the six months ended June 30, 1995.

          Income from administration of insurance policies totaled $765,000 during the quarter ended June 30, 1996, compared with $775,000 during the quarter ended June 30, 1995. During the six months ended June 30, 1996, administrative fee income totaled $1,623,000, compared with $1,536,000 during the comparable period in 1995. These fees did not increase proportionately with the increase in the number of applications received and policies administered, due primarily to a fee reduction for policy maintenance activities performed by the Company under its Processing Agreement with American National Insurance Company. The reduced fee became effective on March 1, 1996.

          Investment income represents earnings from investments in marketable securities. Such earnings increased 107% to $183,000 during the quarter ended June 30, 1996, from $88,000 during the quarter ended June 30, 1995. Likewise, investment income increased 118% to $317,000 during the six months ended June 30, 1996, from $146,000 during the comparable period in 1995. These increases resulted primarily from increases in the amount of assets invested.

          Expenses--Expenses totaled $3,640,000 during the quarter ended June 30, 1996, compared with $2,406,000 during the quarter ended June 30, 1995. During the six months ended June 30, 1996, expenses totaled $6,838,000, compared with $4,465,000 during the six months ended June 30, 1995. These increases are largely attributable to planned increases in the number of Company employees and expansion of the Company's infrastructure to prepare for projected increases in sales of annuity, life insurance and variable products.

          As a service organization, the Company's predominant expense is salaries and related employee benefits. Salaries and related benefits increased 44% to $2,021,000 during the quarter ended June 30, 1996, from $1,405,000 during the quarter ended June 30, 1996. Salaries and related benefits increased 45% to $3,969,000 during the six months ended June 30, 1996, from $2,741,000 during the comparable period in 1995. These increases were due primarily to increases in the average number of full-time equivalent employees to 142 during the quarter ended June 30, 1996, from 104 during the comparable period in 1995, and to 138 during the six months ended June 30, 1996, from 94 during the comparable period in 1995. Such increases were necessary to accommodate increases in operating volume and also resulted from efforts to create operating capacity for anticipated increases in sales.

          Sales promotion and support expense consists primarily of the cost of sales promotion meetings, and design and printing of sales brochures for use by producers throughout the Company's distribution network. This expense totaled $936,000 during the second quarter of 1996, or 18% of revenue, compared with $406,000 during the second quarter of 1995, or 9% of revenues. During the six months ended June 30, 1996, this expense totaled $1,386,000, or 14% of revenues, compared with $652,000, or 8% of revenues, during the comparable period during 1995. These increases are attributable primarily to accrual during 1996 for the cost of the annual national sales convention to be held in May of 1997.

          Professional fees, which include legal fees, outside accounting fees and consulting fees, increased to $282,000 during the six months ended June 30, 1996 from $199,000 during the six months ended June 30, 1995. This increase is due largely to legal fees incurred during the first quarter of 1996 in preparation for the 1996 Annual Meeting of Shareholders.

          Provision for Income Taxes--The Company files consolidated returns for federal income tax purposes.

          The Company experienced both federal and state net operating losses ("NOLs") in prior years that can be used to offset taxes payable in current and future profitable years. In addition, the Company has recorded federal and state alternative minimum tax ("AMT") credit carryforward benefits. Included in deferred tax assets at June 30, 1996 are state NOL carryforwards of $2,480,000 and federal and state AMT credit carryforwards of $1,249,000 and $300,000, respectively. The NOL carryforwards expire December 31, 1997. The AMT credit carryforwards have no expiration date. Realization of the NOL carryforwards is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realized could, however, be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

          The provision for income taxes was $651,000 and $400,000 for the three months ended June 30, 1996 and 1995, respectively, and $1,230,000 and $1,400,000 for the six months ended June 30, 1996 and 1995, respectively. The Company's effective tax rate was 41% and 34% for the six months ended June 30, 1996 and 1995, respectively, and 41% and 21% during the three months ended June 30, 1996 and 1995, respectively. The effective rates during the three months and the six months ended June 30, 1995, were lower than during comparable periods during 1996 due to recognition during the second quarter of 1995 of federal AMT credit carryforwards.

          Financial Condition

          During the six months ended June 30, 1996, the Company continued to generate positive cash flows from operations, which resulted in a 39% net increase in cash and investments to $9,146,000 at June 30, 1996, from $6,564,000 at December 31, 1995.

          Total liabilities increased to $1,975,000 at June 30, 1996, from $1,763,000 at December 31, 1995, due primarily to accrual of costs related to the 1997 national sales convention during the producers' qualification period, and to increases in income taxes payable resulting from timing differences between recognition and payment.

          Liquidity and Capital Resources

          The Company's business is not capital intensive. Its cash flows from operations totaled $3,278,000 during the six months ended June 30, 1996 and were applied primarily to the purchase of investments in U.S. Treasury securities and other marketable securities backed by U.S. Government agencies. As a result, cash and investments increased $2,582,000, or 39%, during the six month period ended June 30, 1996. Such amounts represented 65% of the Company's total assets at June 30, 1996.


                             PART II -- OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K

               Exhibit 3      Bylaws and amendments thereto

               Exhibit 27     Financial Data Schedule


                                        SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGAN HOLDING CORP.


          Date:  August 14, 1996   Signature:  /s/ Lynda Regan
                                               Lynda Regan
                                               President & Chief Executive
                                               Officer


          Date:  August 14, 1996   Signature:  /s/ R. Preston Pitts
                                               R. Preston Pitts
                                               Chief Financial Officer