Form 10-Q
period 1996-09-30
REGAN HOLDING CORP
filed 1996-11-14
CIK 870069

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 For the quarterly period ended September 30, 1996, or

[   ] Transition report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 For the transition period from _____________ to ____________

                          Commission file number 0-4366


                               Regan Holding Corp.
             (Exact Name of Registrant as Specified in Its Charter)

          California                                            68-0211359
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

1179 N. McDowell Blvd., Petaluma, California                       94954
 (Address of Principal Executive Offices)                       (Zip Code)

                                 (707) 778-8638
              (Registrant's Telephone Number, Including Area Code)



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X     No
                              ----------   ----------


     The number of shares outstanding of the registrant's common stock, as of October 31, 1996 was:

          Common Stock-Series A                26,916,103
          Common Stock-Series B                   610,688


                          PART 1 FINANCIAL INFORMATION

Item 1.  Financial Statements
REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
                                                    September 30,   December 31,
                                                        1996           1995
ASSETS:                                              (Unaudited)     (Audited)
     Cash and cash equivalents                     $     407,366   $  1,496,631
     Investments at market value                       9,076,428      5,067,426
     Accounts receivable                                 691,577      1,507,128
     Prepaid expenses                                    297,643        106,539
     Marketing supplies inventory                        222,924        178,714
     Income taxes receivable                             187,073          5,687
                                                   -------------   ------------
         Total Current Assets                         10,883,011      8,362,125
                                                   -------------   ------------
     Net fixed assets                                  1,659,484      1,687,025
     Organization costs-net                               16,410         19,306
     Deferred tax assets                               1,788,072      2,097,660
     Other assets                                        544,684        138,685
                                                   -------------   ------------
         TOTAL ASSETS                              $  14,891,661   $ 12,304,801
                                                   =============   ============
LIABILITIES, REDEEMABLE COMMON STOCK,
     AND SHAREHOLDERS' EQUITY (DEFICIT):
LIABILITIES:
     Accounts payable                              $     123,120   $     77,569
     Accrued liabilities                               1,850,525      1,293,110
     Notes payable-current portion                            --         87,688
                                                   -------------   ------------
         Total Current Liabilities                     1,973,645      1,458,367
                                                   -------------   ------------
     Loan payable                                        132,285        132,285
     Deferred incentive compensation                     170,543        172,272
                                                   -------------   ------------
         Total Non Current Liabilities                   302,828        304,557
                                                   -------------   ------------
         TOTAL LIABILITIES                             2,276,473      1,762,924
                                                   -------------   ------------
COMMITMENTS                                                                  --
REDEEMABLE COMMON STOCK (Note 2)                      12,593,390     12,682,750
                                                   -------------   ------------
SHAREHOLDERS' EQUITY (DEFICIT):
     Preferred stock, no par value:
         Authorized: 100,000,000 shares                       --             --
         No shares issued or outstanding
     Series A common stock, no par value:
         Authorized:  45,000,000 shares
         Issued and outstanding:
         26,960,794 and 27,005,885
         September 30, 1996 and December 31, 1995,
         respectively                                  3,802,071      3,802,071
     Series B common stock, no par value:
         Authorized: 615,242 shares
         Issued and outstanding: 610,688 shares                              --
     Paid-in capital from acquisition and
         retirement of common stock                       63,605             --
     Accumulated deficit                              (3,766,182)    (6,047,382)
     Unrealized gains (losses) on investments-net
         of taxes                                        (77,696)       104,438
                                                   -------------   ------------
         TOTAL SHAREHOLDERS' EQUITY (DEFICIT)             21,798     (2,140,873)
                                                   -------------   ------------
         TOTAL LIABILITIES, REDEEMABLE COMMON
         STOCK & SHAREHOLDERS' EQUITY (DEFICIT)    $  14,891,661   $ 12,304,801
                                                   =============   ============

          See accompanying notes to consolidated financial statements.


REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Income Statements
(Unaudited)

                                          For the Three Months Ended         For the Nine Months Ended
                                                 September 30,                      September 30,
                                      -------------------------------     ------------------------------
                                          1996              1995             1996              1995
                                          ----              ----             ----              ----

INCOME:
     Marketing allowances             $   2,262,869    $    1,840,125     $  7,819,586    $    6,761,321
     Commission income                      965,994           963,516        3,309,537         2,931,647
     Administrative fees                    684,811           719,741        2,289,044         2,255,970
     Investment income                      189,719            95,788          506,927           241,320
     Other income                             4,627            17,712           47,809            56,180
                                      -------------    --------------     ------------    --------------
         TOTAL INCOME                     4,108,020         3,636,882       13,972,903        12,246,438
                                      -------------    --------------     ------------    --------------

EXPENSES:
     Salaries and related benefits        2,126,998         1,638,086        6,095,526         4,379,510
     Sales promotion and support            329,627           417,012        1,715,200         1,068,575
     Professional fees                      211,495           114,794          493,435           313,483
     Occupancy expense                      140,740           151,045          418,815           412,504
     Depreciation and amortization          122,163           100,558          348,494           263,374
     Courier and postage                     97,428            66,044          266,757           185,607
     Equipment expense                       77,054            75,983          218,291           187,662
     Stationery and supplies                 61,173            71,371          216,767           146,333
     Travel and entertainment                68,147            34,971          174,650           125,829
     Insurance                               41,021            26,537          127,642            62,701
     Other miscellaneous expenses            17,290            25,528           55,755            41,583
                                      -------------    --------------     ------------    --------------

         TOTAL EXPENSES                   3,293,136         2,721,929       10,131,332         7,187,161
                                      -------------    --------------     ------------    --------------

     INCOME FROM OPERATIONS                 814,884           914,953        3,841,571         5,059,277
     PROVISION FOR INCOME TAXES             329,971            47,688        1,560,371         1,447,218
                                      -------------    --------------     ------------    --------------

     NET INCOME                       $     484,913    $      867,265     $  2,281,200    $    3,612,059
                                      =============    ===============    ============    ==============


EARNINGS PER SHARE:

     Weighted average shares
       outstanding                       27,584,620        27,616,573       27,603,756        27,548,873

     Earnings per share from
       operations                     $         .03    $          .03     $        .14    $          .18
     Provision for income taxes                 .01                --              .06               .05
                                      -------------    --------------     ------------    --------------

     Earnings per share               $         .02    $          .03     $        .08    $          .13
                                      =============    ==============     ============    ==============



   The accompanying notes are an integral part of these financial statements.


REGAN HOLDING CORP. AND SUBSIDIARIES
Statement of Shareholders' Equity (Deficit)
(Unaudited)


                                                       Paid-in Capital
                                                       from Retirement
                            Series A Common Stock             of          Accumulated      Unrealized
                            Shares          Amount       Common Stock       Deficit      Gains/(Losses)      Total

Balance
  January 1, 1996          21,070,791     $3,802,071      $      --       $(6,047,382)     $  104,438    $(2,140,873)
Net income for the
  nine months ended
  September 30, 1996                                                        2,281,200                      2,281,200
Mandatory redemption
  and retirement of
  common stock
                                                             63,605                                           63,605
Unrealized losses on
  investments                                                                                (311,500)      (311,500)
Deferred taxes on
  unrealized losses                                                                           129,366        129,366
                           ----------     ----------      ---------       -----------      ----------    -----------
Balance
  September 30, 1996       21,070,791     $3,802,071      $  63,605       $(3,766,182)     $  (77,696)   $    21,798
                           ==========     ==========      =========       ===========      ==========    ===========


   The accompanying notes are an integral part of these financial statements.


REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                                     For the Nine  For the Nine
                                                     Months Ended  Months Ended
                                                     September 30, September 30,
                                                          1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                      $  2,281,200   $ 3,612,059
     Adjustments to reconcile net income to cash
         provided by operating activities:
              Depreciation                                345,598       257,027
              Amortization of organization costs            2,896         6,347
              Amortization/accretion of investments       (26,756)      (23,483)
              Realized gain on sale of investment          (2,526)           --
     Net change in accounts receivable                    815,551      (688,688)
     Net change in prepaid expenses                      (191,104)     (129,355)
     Net change in marketing supplies inventory           (44,210)      (70,213)
     Net change in income taxes payable/receivable       (181,386)     (298,499)
     Net change in deferred tax assets                    438,954       349,771
     Net change in accounts payable                        45,551         3,074
     Net change in accrued liabilities                    557,415       509,924
     Net change in other assets and liabilities          (407,728)       13,792
                                                     ------------   -----------
         Net cash provided by operating activities      3,633,455     3,541,756
                                                     ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments                         (13,561,338)   (4,974,178)
     Proceeds from sales and maturities
       of investments                                   9,270,118     2,036,548
     Purchase of fixed assets                            (318,057)     (653,296)
     Payments for organization costs                           --       (14,989)
                                                     ------------   -----------
         Net cash used in investing activities         (4,609,277)   (3,605,915)
                                                     ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                    --         1,067
     Payments on notes payable                            (87,688)     (215,385)
     Acquisition of common stock                          (25,755)           --
                                                     ------------   -----------
         Net cash used in financing activities           (113,443)     (214,318)
                                                     ------------   -----------

     Decrease in cash and cash equivalents             (1,089,265)     (278,477)
     Cash and cash equivalents, beginning of period     1,496,631       651,189
                                                     ------------   -----------
     Cash and cash equivalents, end of period        $    407,366   $   372,712
                                                     ============   ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                   $     12,659   $     7,937
     Income taxes paid                               $  1,302,802   $ 1,403,300


   The accompanying notes are an integral part of these financial statements.



REGAN HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.   Financial Information

     The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles and include the accounts of Regan Holding Corp. and its wholly-owned subsidiaries, Legacy Marketing Group, Legacy Financial Services, Inc., and LifeSurance Corporation. All intercompany transactions have been eliminated.

     The statements are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The results for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year. Users of these financial statements are encouraged to refer to the Annual Report on Form 10-K for the year ended December 31, 1995 for additional disclosure.

2.   Lease Commitments

     On September 26, 1996, the Company entered into a new lease agreement which encompased the 28,000 square feet it currently occupies, plus an additional 15,300 square feet. Annual rent will be approximately $291,000, compared to $201,000 before the new lease was signed. The new lease commenced on November 1, 1996 and expires on October 31, 2006. Pursuant to the new lease, the Company will lease the remaining 10,460 square feet available in the same building beginning August 1, 1998, at which time the annual rent will increase to approximately $371,000.

3.   Redeemable Common Stock

     The Company is obligated to repurchase certain of its shares of common stock, pursuant to various agreements under which the stock was issued. During the nine months ended September 30, 1996, 45,091 shares of redeemable Series A Common Stock were redeemed for approximately $26,000. The redeemed shares were effectively retired. The excess of original proceeds over the redemption value has been reflected as additional paid-in capital in the accompanying financial statements. At September 30, 1996, the number of remaining shares of redeemable Series A and Series B Common Stock totaled 5,890,003 and 610,688, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary--During the quarter ended September 30, 1996, the Company recorded net income of $485,000, or $.02 per share, compared with $867,000, or $.03 per share, during the quarter ended September 30, 1995. During the nine months ended September 30, 1996, the Company had net income of $2,281,000, or $.08 per share, compared with $3,612,000, or $.13 per share, during the nine months ended September 30, 1995. The decreases between periods are attributable primarily to increases in operating expenses and income taxes, as discussed below.

Income--Sales by the Company's distribution network, for the insurance companies with which the Company contracts, resulted in premium placed inforce of approximately $139,766,000 during the quarter ended September 30, 1996, compared with $151,549,000 during quarter ended September 30, 1995, representing a 7.8% decrease. This decrease is attributed largely to the renewal rates of one of the insurance companies which, when compared to market interest rates, make existing products less appealing in comparison to alternative financial products. However, income from insurance sales activities increased, in spite of a decrease in premium placed inforce, due to a change in the mix of products sold to products which yield higher marketing allowances and commissions. As a result, marketing allowances and commission income, combined, increased 15.2%, to $3,229,000 during the third quarter of 1996, compared with $2,804,000 during the comparable period in 1995.

During the nine months ended September 30, 1996, premium placed inforce through the Company's distribution network totaled $486,859,000, compared with approximately $471,741,000 during the nine months ended September 30, 1995, which represented a 3.2% increase. Income from insurance sales activity also increased as a result of a change in the sales mix to products which yield higher marketing allowances and commissions. Accordingly, income from insurance sales activity increased 14.8%, to $11,129,000 during the nine months ended September 30, 1996, from $9,693,000 during the nine months ended September 30, 1995.

Investment income represents earnings from investments in marketable securities. Such earnings increased 98.1% to $190,000 during the quarter ended September 30, 1996, from $96,000 during the quarter ended September 30, 1995. Likewise, investment income increased 110.1% to $507,000 during the nine months ended September 30, 1996, from $241,000 during the comparable period in 1995. These increases resulted primarily from increases in the amount of assets invested.

Expenses--Expenses totaled $3,293,000 during the quarter ended September 30, 1996, compared with $2,722,000 during the quarter ended September 30, 1995. During the nine months ended September 30, 1996, expenses totaled $10,131,000 compared with $7,187,000 during the nine months ended September 30, 1995. These increases are largely attributable to planned increases in the number of Company employees and expansion of the Company's infrastructure to prepare for projected increases in sales of annuity, life insurance and variable products.

As a service organization, the Company's predominant expense is salaries and related employee benefits. Salaries and related benefits increased 29.8% to $2,127,000 during the quarter ended September 30, 1996, from $1,638,000 during the comparable period in 1995. During the nine months ended September 30, 1996, salaries and benefits increased 39.2% to $6,096,000 from $4,380,000 during the nine months ended September 30, 1995. These increases were due primarily to increases in the average number of full-time equivalent employees to 158 during the quarter ended September 30, 1996, from 122 during the comparable period in 1995, and to 148 during the nine months ended September 30, 1996, from 102 during the comparable period in 1995. Such increases resulted from efforts to expand operating capacity to accommodate anticipated increases in sales.

Sales promotion and support expense consists primarily of the cost of sales promotion meetings, and design and printing of sales brochures for use by producers throughout the Company's distribution network. This expense totaled $330,000 during the third quarter of 1996, compared with $417,000 during the third quarter of 1995. During the nine months ended September 30, 1996, this expense totaled $1,715,000, compared with $1,069,000 during the comparable period in 1995. The increase between comparable nine month periods is attributable primarily to accrual during 1996 for the cost of the annual national sales convention to be held in May of 1997. The decrease between comparable three month periods, however, is due to a reduction in the sales convention accrual for producers who are no longer on track to qualify for convention attendance.

Professional fees, which include legal fees, outside accounting fees and consulting fees, increased to $211,000 during the quarter ended September 30, 1996, from $115,000 during the quarter ended September 30, 1995. During the nine months ended September 30, 1996, fees increased to $493,000, from $313,000 during the nine months ended September 30, 1995. These increases are due largely to consulting fees related to a company-wide project to improve the effectiveness and efficiency of the Company's operating processes as well as as higher actuarial fees and other miscellaneous consulting projects.

Provision for Income Taxes--The Company files consolidated returns for federal income tax purposes. The Company experienced both federal and state net operating losses ("NOLs") in prior years that can be used to offset taxes payable in current and future profitable years. In addition, the Company has recorded federal and state alternative minimum tax ("AMT") credit carryforward benefits. Included in deferred tax assets at September 30, 1996 are state NOL carryforwards of $2,432,000 and federal and state AMT credit carryforwards of $1,144,000 and $303,000, respectively. The NOL carrryforwards expire December 31, 1997. The AMT credit carryforwards have no expiration date. Realization of the NOL carryforwards is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realized could, however, be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The provision for income taxes was $330,000 and $48,000 for the three months ended September 30, 1996 and 1995, respectively, and $1,560,000 and $1,447,000 for the nine months ended September 30, 1996 and 1995, respectively. The Company's effective tax rate was 40.6% and 28.6% during the nine months ended September 30, 1996 and 1995, respectively, and 40.5% and 5.2% during the three months ended September 30, 1996 and 1995, respectively. The effective rates during the three months and the nine months ended September 30, 1995 were lower than in comparable periods during 1996 due to recognition of federal and state AMT credit carryforwards and to reversal during the third quarter of 1995 of valuation allowances against state NOL carryforwards.

Financial Condition

During the nine months ended September 30, 1996, the Company continued to generate positive cash flows from operations, which resulted in a 44.5% net increase in cash and investments to $9,484,000 at September 30, 1996, from $6,564,000 at December 31, 1995.

Total liabilities increased to $2,276,000 at September 30, 1996, from $1,763,000 at December 31, 1995, due primarily to accrual of costs related to the 1997 national sales convention during the producers' qualification period.

Liquidity and Capital Resources

The Company's business is not capital intensive. Cash flows from operations totaled $3,633,000 during the nine months ended September 30, 1996 and were applied primarily to the purchase of investments in U.S. Treasury securities and other marketable securities backed by U.S. Government agencies. As a result, cash and investments increased $2,920,000, or 44.5%, during the nine month period ended September 30, 1996. Such amounts represented 63.7% of the Company's total assets at September 30, 1996.

                            PART II OTHER INFORMATION

Item 2.  Change of Securities

At an Annual Meeting of the shareholders of the Company held on August 2, 1996 (the "Annual Meeting"), certain amendments to the Company's Amended and Restated Articles of Incorporation (the "Articles") and the Company's by-laws (the "By-laws") were adopted which altered the rights of the holders of the Company's Series A Common Stock and the Company's Series B Common Stock (the Series A Common Stock and the Series B Common Stock collectively referred to herein as the "Common Stock"). The Articles were amended to eliminate (i) the right of the holders of the Series A Common Stock to elect four (4) directors, and (ii) the right of first refusal of the Company in connection with sales of shares of Series A Common Stock. The By-laws were amended to eliminate (i) the right of first refusal of the Company and the Company's shareholders in connection with the sale of shares of Common Stock, and (ii) the Company's call right with respect to shares of Common Stock held by certain holders and the put right of shareholders who have held shares of Common Stock for at least two years. (See Item 4.)

Item 4.  Submission of Matters to a Vote of Security-Holders

The following is a list of matters submitted to a vote of the shareholders of the Company at the Annual Meeting and the results of such votes:

     (i) Amendment of the Articles to eliminate the right of the holders of the Series A Common Stock to elect four (4) directors.

                                                         Broker
                   For         Against    Abstain       Non-Votes

Series A       20,196,142      854,795     88,335           337

Series B           83,382       11,330      2,812        13,187
               ----------      -------     ------        ------
               20,279,524      866,125     91,147        13,524
               ==========      =======     ======        ======

     (ii) Amendment of the Bylaws to reduce the maximum number of directors to seven (7) and the minimum number of directors to three (3).

                                                          Broker
                   For         Against    Abstain       Non-Votes

Series A       19,759,838    1,301,264     78,507             0

Series B           94,094       14,415      2,202             0
               ----------    ---------     ------          ----
               19,853,932    1,315,679     80,709             0
               ==========    =========     ======          ====


     (iii) Election of Directors

                              (a) Steve C. Anderson

                                                  Broker
                   For            Withheld       Non-Votes

Series A       20,964,237          175,372           0

Series B          105,837            4,874           0
               ----------          -------         -----
               21,070,074          180,246           0
               ==========          =======         =====


                              (b) Ashley A. Penney

                                                  Broker
                   For            Withheld       Non-Votes

Series A       20,348,522          791,087           0

Series B          105,837            4,874           0
               ----------          -------         -----
               20,454,359          795,961           0
               ==========          =======         =====


                              (c) R. Preston Pitts

                                                  Broker
                   For            Withheld       Non-Votes

Series A       20,934,900          204,709           0

Series B          105,778            4,933           0
               ----------          -------         -----
               21,040,678          209,642           0
               ==========          =======         =====


                               (d) Lynda L. Regan

                                                  Broker
                   For            Withheld       Non-Votes


Series A       20,962,137          177,472           0

Series B          105,778            4,933           0
               ----------          -------         -----
               21,067,915          182,405           0
               ==========          =======         =====


     (iv) Amendment of (a) the Articles to eliminate the right of first refusal of the Company in connection with sales of shares of Series A Common Stock, and
(b) the Bylaws to eliminate (i) the right of first refusal of the Company and the Company's shareholders in connection with sales of shares of Common Stock, and (ii) the Company's call right with respect to shares of Common Stock held by certain stockholders and the put right of shareholders who have held shares of Common Stock for at least two years.

                                                          Broker
                   For         Against    Abstain       Non-Votes

Series A       20,811,438      243,915     83,919           337

Series B           73,595       20,838      3,091        13,187
               ----------      -------     ------        ------
               20,885,033      264,753     87,010        13,524
               ==========      =======     ======        ======


     (v) Ratification of the appointment of Coopers & Lybrand, LLP, as the principal independent accountants for the Company for the five months ended December 31, 1993 and the years ended December 31, 1994, 1995 and 1996.

                                                          Broker
                   For         Against    Abstain       Non-Votes

Series A       21,051,025        2,527     86,057           0

Series B          107,900          861      1,950           0
               ----------        -----     ------         -----
               21,158,925        3,388     88,007           0
               ==========        =====     ======         =====

Item 6.  Exhibits and Reports on Form 8-K

(a)  Index to Exhibits

     Exhibit 3(a) Amended and Restated Articles of Incorporation of Regan Holding Corp. (as amended at Annual Meeting)
     Exhibit 3(b) Bylaws of Regan Holding Corp. (including amendments adopted by the shareholders at the Annual Meeting and amendments adopted by the Board of Directors subsequent to the Annual Meeting)
     Exhibit 10(e) Lease Agreement, dated September 26, 1996, for 1179 North McDowell Blvd., Petaluma, California 94954
     Exhibit 27     Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter ended September 30, 1996

     No reports on Form 8-K were filed during the quarter ended September 30, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           REGAN HOLDING CORP.


Date: November 8, 1996           Signature: /s/ Lynda Regan
     ----------------------------          --------------------------------
                                           Lynda Regan
                                           President & CEO


Date: November 8, 1996           Signature: /s/ R. Preston Pitts
     ----------------------------          --------------------------------
                                           R. Preston Pitts
                                           Chief Financial Officer