Form 10-K
period 1996-12-31
REGAN HOLDING CORP
filed 1997-03-31
CIK 870069

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1996, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

                          Commission file number 0-4366

                               Regan Holding Corp.
                (Name of Registrant as Specified in Its Charter)

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

         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                                (Title of Class)

         Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X           No
                             ........          ........

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

         No stock has been sold or traded within the past 60 days to the Company's knowledge.

                          Index to Exhibits on Page 32



                APPLICABLE TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                           Yes                No
                               .........         .........


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         The number of shares outstanding of each of the registrant's classes of common stock as of March 15, 1997, including redeemable common stock, was:

             Common Stock-Series A                  26,379,565
             Common Stock-Series B                     609,574


                       DOCUMENTS INCORPORATED BY REFERENCE

				     None


PART I

Item 1.  Description of Business

          Except for historical information contained herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties that could cause results to differ materially.

          Regan Holding Corp. (the "Company") is a California corporation, engaged primarily in the marketing and administration of life insurance and annuity products on behalf of unaffiliated insurance carriers.

          The Company, through its wholly-owned subsidiary Legacy Marketing Group ("LMG"), has entered into Marketing Agreements (the "Marketing Agreements") with American National Insurance Company ("American National") and IL Annuity and Insurance Company ("IL Annuity"), collectively referred to herein as the "Carriers." American National is an unaffiliated company with over $1.4 billion in capital and surplus and is rated "A++" by A.M. Best. IL Annuity is also an unaffiliated company, with over $13 million in capital and surplus and is rated "A" by A.M. Best. The Marketing Agreements grant the Company the exclusive right to market certain annuity and life insurance products issued by the Carriers (the "Policies"). Under the terms of the Marketing Agreements, the Company is responsible for the recruiting, training, managing and supervising of producers in the sale of the Policies. For these services, the Carriers pay the Company marketing allowances and commissions based on the volume of Policies sold.

          The Company has also entered into Insurance Processing Agreements (the "Processing Agreements") with the Carriers pursuant to which the Company provides clerical, administrative and accounting services with respect to the Policies. Such services include billing, collecting and remitting cash on the Policies. However, all cash receipts are deposited into accounts maintained by the Carriers and all cash remitted is paid from accounts maintained by the Carriers. For providing such services, the Company is paid on producer appointments and on a per policy basis with the amount of the fee depending on the type of policy.

          The Marketing and Processing Agreements with American National expire on June 1, 1998 and with IL Annuity, on December 31, 2005, but may be renewed by mutual agreement for successive one year terms. The Agreements may be terminated by either party upon 180 days notice without cause, and may be terminated by either party immediately for cause. In addition, the Marketing Agreements will terminate automatically at the end of any calendar quarter upon failure of the Company to meet certain quarterly minimum production requirements for two successive calendar quarters.

          The Company currently markets Policies written in the District of Columbia and in each state of the United States, except New York. The Policies marketed by the Company during 1996 are life insurance and annuity products which have been designed by the Company and which generally have the following features: (i) contractually guaranteed maximum administrative fee; (ii) multiple investment strategies; (iii) a guarantee to credit the full and complete net earnings of outside indices; and, (iv) cost of insurance guaranteed to be no greater than the yearly renewable term rates provided by the reinsurers of the Policies, with changes in the cost of insurance resulting solely from changes in the Policies' future experience factors.

          During 1996, American National and IL Annuity were the only insurance companies for which the Company marketed insurance products. Approximately 87% and 6% of the Company's total revenue during 1996 resulted from agreements with American National and IL Annuity, respectively. However, significant marketing efforts with respect to Policies issued by IL Annuity did not begin until the fourth quarter of 1996. During the first two months of 1997, 42% of the Company's revenue resulted from agreements with IL Annuity, compared with 52% resulting from agreements with American National.

          Neither the Marketing Agreements nor the Processing Agreements prevent the Company from entering into similar arrangements with other insurance companies. However, under the terms of the Marketing Agreements, the Company is obligated to give the Carriers the opportunity to participate in the marketing of any new products developed by the Company.

          The Company currently markets the Policies through a network consisting of over 13,000 independent insurance producers that have entered into producer agreements with LMG. These agreements provide that the services of the producers will be provided on a non-exclusive basis and that the agreements may be immediately terminated by either the producer or the Company.

          LMG's sales organization is built on a multi-level structure, with producer compensation based on sales volume. The pay-for-performance producer contract contains a nine-level "open book" design, which provides financial motivation to retail producers to build an organization, thereby contributing to their growth and the growth of the Company. Except for the first level, each producer level has commission and/or agency building requirements that must be met before the producer may advance to the next level. Advancements to higher levels can occur as often as every three months. Producers at the highest levels are considered wholesalers.

          LMG provides tools and services that assist wholesalers with recruiting, training and support responsibilities associated with the producers in their hierarchy. In addition, LMG assists producers with programs designed to increase their sales and better serve their clients. Recruiting and training programs include visual presentations, product videos and seminars, advertising material guidelines and sales flip charts. LMG also produces sales brochures designed to communicate product information, pre-approved advertisements and recruiting material.

          In May 1995, the Company formed Legacy Financial Services, Inc. ("LFS"), a wholly-owned broker/dealer subsidiary. In December 1995, LFS was approved by the National Association of Securities Dealers (the "NASD") and the Securities and Exchange Commission (the "SEC") to engage in the offering and sale of variable annuity products, mutual funds and certain debt and equity securities on a fully disclosed basis. LFS has entered into agreements (the "Agreements") with various entities licensed to sell insurance products, certain mutual funds and variable insurance contracts (collectively, the "Products"). The Agreements grant LFS the non-exclusive right to solicit sales of the Products through its network of independent representatives and to provide certain marketing and administrative services in order to facilitate solicitations for and sales of the Products. Under the Agreements, the Company is compensated based upon pre-determined percentages of production. The Agreements may be terminated by any party upon 30 days written notice. Sales of the Products pursuant to the Agreements began during the first quarter of 1996.

          There were approximately 174 full-time equivalent employees of the Company as of March 15, 1997.

Competitive Business Conditions

          The life insurance and annuity business is highly competitive. The Company faces competition from various companies and organizations, including banks, which have substantially greater assets, financial resources and market acceptance. The Company's distribution system relies on independent insurance producers to be able to effectively market its products competitively. This requires getting new products to the market efficiently, offering competitive commission schedules, and providing superior marketing training and support.

Regulatory Environment

          Increased national attention has forced the National Association of Insurance Commissioners and state insurance departments to re-examine existing laws and regulations affecting insurance companies, especially those involving insurance company solvency, marketing practices, and investment policies. The Company has already responded to the increased scrutiny over the marketing of insurance products by instituting strict advertising guidelines, generating consistent materials and testimonies addressing appropriate marketing practices, and including this topic in its bi-annual wholesaler meetings. While the Company itself is not an insurance company, changes in the regulatory environment which affect the insurance companies with which it contracts can impact its operations.

          As a registered broker/dealer, LFS is subject to regulation by the NASD and the SEC, primarily with respect to registration and supervision of its representatives, payment of commissions, recordkeeping and financial condition.


Item 2.  Properties

          The Company's headquarters and operations are located in Petaluma, California. The Company currently leases approximately 43,300 square feet of office space at an annual rent of $292,000, plus required maintenance, landscaping and related expenses. The current lease expires in October, 2006 and includes a commitment by the Company to lease an additional 10,460 square feet beginning August 1, 1998, which will raise the annual rent to $381,000.


Item 3.  Legal Proceedings

          As a professional services firm engaged in marketing and servicing life insurance and annuity products, the Company encounters litigation in the normal course of business. Management is not aware of any material exposure to the Company resulting from such litigation, except as follows:

          In December, 1996, LMG and American National (collectively, the "Co-defendants") were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama, alleging misrepresentation and price discrimination in connection with the sale of certain annuity products issued by ANICO and marketed by LMG. In February, 1997, the case was removed to the U. S. Federal District Court in Birmingham, Alabama. The plaintiffs, policyholders Buddie Watson King and Fayrene Zink, sought and received conditional class action certification prior to service of the complaint upon the Co-defendants. However, the conditional class action certification was vacated by the Federal District Court. The plaintiffs have filed a motion to remand the case back to the Alabama Circuit Court and the Co-defendants are opposing the motion. The outcome of the lawsuit cannot be determined. However, the Company's management believes that the suit is without merit and intends to defend vigorously. No amounts have been recorded in the financial statements for any losses which may result from the lawsuit.


Item 4.  Submission of Matters to a Vote of Security Holders

          No items were submitted to a vote of security holders during the fourth quarter of 1996.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

          There is no established public trading market for the Company's stock. The Company's Series A common stock is held by approximately 1,530 shareholders. The Series B common stock is held by approximately 9,860 shareholders.

          The Board of Directors of the Company may, at its sole discretion, declare and pay dividends on common stock subject to capital and solvency restrictions under California law. To date, the Company has not paid any dividends on its common stock. The Company's ability to pay dividends is dependent on the ability of Legacy Marketing Group and Legacy Financial Services, Inc., the Company's wholly-owned subsidiaries, to pay dividends or make other distributions to its parent company. As of December 31, 1996, the Company had an accumulated deficit and does not anticipate paying dividends on any of its outstanding common stock in the foreseeable future.


Item 6.  Selected Consolidated Financial Data

                                                                                    Five Months
                                     Year Ended      Year Ended      Year Ended        Ended
                                    December 31,    December 31,    December 31,    December 31,
                                        1996            1995            1994          1993(2)
                                   -------------   -------------   -------------   -------------

Selected Income Statement Data:

  Total Income                     $  18,237,528   $  17,153,947   $   7,683,791   $   1,627,210
  Total Expenses                      13,684,870      10,392,119       4,851,186       1,090,935
  Provision for (Benefit from)
    Income Taxes                       1,838,163       1,903,208      (2,253,261)         63,088
  Extraordinary Item                          --              --         522,616        --
  Net Income                       $   2,714,495   $   4,858,620   $   5,608,482   $     473,187
  Earnings Per Share               $         .10   $         .18   $         .21   $         .02

Selected Balance Sheet Data:

  Current Assets                   $  11,455,188   $   8,362,125   $   2,828,452   $     899,464
  Total Assets                     $  15,424,902   $  12,304,801   $   6,860,778   $   2,128,057
  Current Liabilities                  2,203,125       1,458,367       1,157,279       1,063,364
  Total Liabilities                    2,519,866       1,762,924       1,287,425       2,199,685
  Redeemable Common Stock             12,343,001      12,682,750      12,696,412      12,696,412
  Shareholders' Equity (Deficit)   $     562,035   $  (2,140,873)  $  (7,123,059)  $ (12,768,040)

Selected Operating Data:

  Total Premium Placed Inforce(1)   $ 626,800,000   $ 620,000,000   $ 339,000,000   $  30,000,000
  Total Number of Policies Placed
    Inforce (1)                            11,144          12,167           6,118             313

(1) Inforce premium and policies are actually statistics of the Carriers but represent factors which directly affect the Company's revenue.
(2)      Operating statements are for the five months ended December 31, 1993.
         See discussion at Note 1(a) of Notes to the Consolidated Financial
         Statements at Item 8.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

          Summary--The Company recorded net income of $2.7 million, or $.10 per share for the year ended December 31, 1996, compared to $4.9 million, or $.18 per share, for the year ended December 31, 1995, and $5.6 million, or $.21 per share, for the year ended December 31, 1994. The decrease in net income in 1996 compared to 1995 was attributable primarily to increases in operating expenses as discussed below. The decrease in net income in 1995 compared to 1994 was due primarily to a net tax benefit in 1994 of $2.3 million, or $.08 per share, which was largely attributable to the reversal of a valuation allowance against federal deferred tax assets related to expected realization of net operating loss carryforwards. Also during 1994, the Company recorded an extraordinary item of $523,000 net of taxes, or $.02 per share, related to forgiveness of debt. The increase in net income during 1995 from 1994, exclusive of the valuation reversals and the extraordinary item, reflected a substantial increase in premium volume and increases in investment income.

          Revenue--The Company's major sources of revenue are marketing allowances, commission overrides and administrative fees. Marketing allowances and commission overrides are directly related to sales of annuities and life insurance products. Administrative fees are a function not only of product sales, but also producer appointments and administration of the insurance policies inforce each month.

          Total sales of insurance products by the Company's distribution system during the years ended December 31, 1996, 1995 and 1994 resulted in premiums placed inforce for the Carriers of approximately $626.8 million, $620.0 million, and $339.0 million, respectively. Revenue from the Company's insurance marketing and administrative activities increased to $17.5 million during 1996, from $16.7 million during 1995, and from $7.5 million in 1994, due primarily to increases in premium placed inforce and to changes in the mix of Policies sold to those which yield higher marketing allowances and commissions. During 1996, such increases were offset by decreases in revenue which resulted from reductions in contracted administrative fees from American National and from changes in certain investment strategy features of the annuity policies offered by American National.

          Non-operating revenue consists primarily of investment income, which totaled $729,000 in 1996, $353,000 in 1995 and $69,000 in 1994. Such income is attributable to the investment during 1996, 1995 and 1994 of excess operating cash flows primarily in government-backed and mortgage-backed securities. The increases in 1996 from 1995 and in 1995 from 1994 are due primarily to increases in investment balances, resulting from increased cash flows available for investment, and to changes in investment strategy which yielded higher returns.

          Expenses--As a service organization, the Company's primary expenses are salaries and related employee benefits, which increased to $8.3 million in 1996, from $6.3 million in 1995 and $3.0 million in 1994. These increases are attributable primarily to increases in total employment, which reached 164 full-time equivalent employees at December 31, 1996, up from 131 at December 31, 1995 and 75 at December 31, 1994. Such expenses also increased due to the addition of personnel at higher pay levels. These increases in employment are largely attributable to preparation for projected increases in sales of annuity, life and variable products. However, such projected increases in sales may not be realized if new products are not introduced as planned or if market acceptance of such products is not as favorable as anticipated.

          Sales promotion and support expense consists primarily of costs related to the Company's annual national sales convention and to various sales training activities. Also included in sales promotion and support expense is the cost of designing and printing of sales brochures for use by producers. It is expected that these expenses will continue to be a major element of the Company's cost structure as attendance at the national sales convention increases as the number of producers marketing the Policies increases, and as new products are introduced. During 1996, 1995 and 1994, this expense represented 12.2%, 7.9% and 5.5% of revenues, respectively. The increase in this cost in 1996 from 1995, as a percentage of revenues, is due primarily to higher costs associated with the annual national sales convention. The increase in 1995 from 1994, as a percentage of revenues, is due primarily to expenses related to the Company's first annual national sales convention which were recognized in 1995. The development of new products and the re-designing of existing product brochures also contributed to the increases during 1996 and 1995.

          Provision for Income Taxes--The Company files consolidated income tax returns for federal purposes. In prior years, the Company had both federal and state net operating losses ("NOLs") which can be used to offset taxable income in future profitable years. At December 31, 1993, the Company had recorded valuation allowances against deferred tax assets for the full tax effect of federal and state NOL's equal to $4.3 million, due to uncertainty as to the Company's ability to realize such assets through generation of consolidated net income. Because the Company had consolidated net income for the year ended December 31, 1994 and expected to have consolidated net income in the future, the balance of the federal valuation allowance of $3.8 million was reversed in 1994. The state valuation allowance was not reversed, as it related only to the parent company which did not have a history of earnings. Due to tax planning strategies implemented during 1995, the Company now expects to generate earnings at the parent level and, accordingly, the state valuation allowance was reversed during 1995.

          During 1996, the federal NOL carryfoward was fully realized. However, realization of the state NOL carryforwards is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards on December 31, 1997. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. However, the projected amount of the deferred tax asset realized could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

          The Company incurred $1.3 million, $1.4 million, and $448,000 of estimated current federal and state income taxes due for 1996, 1995 and 1994, respectively. The Company's effective tax rate was 40.4% for the year ended December 31, 1996.

          Extraordinary Item--During 1994, the Company recorded an extraordinary item of $560,000 (before taxes) representing forgiveness of debt related to the negotiated settlement of a contract for administrative services between the Company and an insurance company who reinsured a portion of their business to Old Colony. The Company continues to provide administrative services to this insurance company and is compensated at market rates. A portion of the payment for services was used as a reduction of a promissory note the Company signed as part of the negotiated settlement.

Liquidity and Capital Resources

          The Company's business is not capital intensive. Its major expenditures consist of the funding of operating expenses and the purchase of computer upgrades and furniture acquisitions to accommodate new employees. Since 1993, when the Company changed its focus from that of an insurance company to that of an insurance product marketing and administration company, the Company has funded its operations through cash flows provided by operations. Cash flows generated from operations were $4.6 million, $5.0 million, and $2.3 million during 1996, 1995 and 1994, respectively, which resulted in net increases in cash and investments of $3.6 million, $4.2 million and $1.5 million during 1996, 1995 and 1994, respectively. The Company's future cash flows available to fund operations will depend primarily on the level of premium generated through sales of annuity and life insurance products and upon the Company's ability to control operating expenses in relation to demands placed upon the organization from increased sales.

          As of December 31, 1996, the Company had $10.1 million in cash and investments and $9.3 million in working capital, compared to $6.6 million and $6.9 million at December 31, 1995 and $2.4 million and $1.7 million at December 31, 1994.

          The Company maintains a significant portion of its assets in cash and investments, primarily to support growth in operations, to fund continued product development and potential strategic acquisitions, and as a reserve to cover possible redemptions of certain of the Company's common stock, which is redeemable at the option of shareholders under various agreements with the Company. During 1996, redemption requests received by the Company were not material in amount, either individually or in the aggregate, and the Company believes that its liquid assets are sufficient to meet anticipated requests for redemption. In the unlikely event that all redeemable shares were presented for redemption, the Company believes that such demands could be met by reserves on hand. In addition, as the shares are redeemed, the excess of carrying value over redemption value becomes equity for the Company. At December 31, 1996, the redemption value of redeemable common stock was $4,975,941 (see "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 10").

          In conjunction with the leasing of additional office space during 1996, management anticipates that capital expenditures of approximately $700,000 will be made during 1997 for leasehold improvements and furniture and fixtures.

          In order to fund LFS during the start-up phase, the Company has committed to make sufficient contributions to support LFS's operations and to ensure LFS's compliance with financial regulatory requirements through December 31, 1997. Such contributions totaled $455,000 during 1996.

          The Company intends to continue to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. As a result, the Company anticipates that cash and investments will continue to represent a high percentage of total assets. The Company believes that existing cash and investment balances, together with cash flows from operations, will provide sufficient funding for the foreseeable future.


Item 8.  Financial Statements and Supplementary Data


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
  Regan Holding Corp.:

          We have audited the accompanying consolidated balance sheets of Regan Holding Corp. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regan Holding Corp. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                       Coopers & Lybrand L.L.P.

San Francisco, California
March 17, 1997


REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

                                                     December 31, 1996    December 31, 1995

ASSETS
  Cash and cash equivalents                          $       2,202,596    $       1,496,631
  Investments                                                7,947,207            5,067,426
  Accounts receivable                                          511,710            1,507,128
  Marketing supplies inventory                                 251,979              178,714
  Prepaid expenses                                             361,950              106,539
  Income taxes receivable                                      179,746                5,687
                                                     -----------------    -----------------
    Total Current Assets                                    11,455,188            8,362,125
                                                     -----------------    -----------------

  Net fixed assets                                           1,741,388            1,687,025
  Organization costs-net of amortization                        23,820               19,306
  Deferred income taxes                                      1,600,150            2,097,660
  Other assets                                                 604,356              138,685
                                                     -----------------    -----------------
    TOTAL ASSETS                                     $      15,424,902    $      12,304,801
                                                     =================    =================

LIABILITIES, REDEEMABLE COMMON STOCK,
AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
  Accounts payable                                   $         170,738    $         122,448
  Accrued liabilities                                        2,032,387            1,248,231
  Note payable-current portion                                      --               87,688
                                                     -----------------    -----------------
    Total Current Liabilities                                2,203,125            1,458,367
                                                     -----------------    -----------------

  Loan payable                                                 132,285              132,285
  Deferred incentive compensation                              184,456              172,272
                                                     -----------------    -----------------
    Total Non Current Liabilities                              316,741              304,557
                                                     -----------------    -----------------
    TOTAL LIABILITIES                                        2,519,866            1,762,924
                                                     -----------------    -----------------

COMMITMENTS AND CONTINGENCIES (Note 9)                              --                   --

REDEEMABLE COMMON STOCK, Series A and B (Note 10)           12,343,001           12,682,750
                                                     -----------------    -----------------
SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred stock, no par value:
    Authorized: 100,000,000 shares
    No shares issued or outstanding                                 --                   --
  Series A common stock, no par value:
    Authorized:  45,000,000 shares
    Issued and outstanding:  20,800,791 and 21,070,791
    shares at December 31, 1996 and 1995, respectively       3,532,071            3,802,071
    Paid-in capital from retirement of common stock            310,110                   --
  Accumulated deficit                                       (3,332,887)          (6,047,382)
  Net unrealized gains on investments                           52,741              104,438
                                                     -----------------    -----------------
    TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                       562,035           (2,140,873)
                                                     -----------------    -----------------
    TOTAL LIABILITIES, REDEEMABLE COMMON
    STOCK AND SHAREHOLDERS' EQUITY (DEFICIT)         $      15,424,902    $      12,304,801
                                                     =================    =================

                    See accompanying notes to consolidated financial statements


REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Income Statements

                                                            For the               For the               For the
                                                          Year Ended            Year Ended            Year Ended
                                                       December 31, 1996     December 31, 1995     December 31, 1994
                                                       -----------------     -----------------     -----------------
INCOME
  Marketing allowances                                 $      10,039,278     $       9,767,414    $        4,477,982
  Commission income                                            4,281,032             3,920,318             1,543,354
  Administrative fees                                          3,136,123             3,032,538             1,480,967
  Savings and investment income                                  728,927               353,393                68,732
  Other income                                                    52,168                80,284               112,756
                                                       -----------------     -----------------    ------------------
    Total Income                                              18,237,528            17,153,947             7,683,791
                                                       -----------------     -----------------    ------------------

EXPENSES
  Salaries and related benefits                                8,253,564             6,287,339             2,964,583
  Sales promotion and support                                  2,231,978             1,362,689               421,515
  Professional fees                                              652,219               766,025               582,387
  Occupancy                                                      643,726               555,679               110,336
  Depreciation and amortization                                  469,255               370,651               255,331
  Courier and postage                                            373,158               255,149               129,231
  Stationery and supplies                                        292,695               195,541                53,942
  Equipment                                                      287,448               261,691               151,718
  Travel and entertainment                                       239,400               196,868                75,958
  Insurance                                                      167,154                89,729                41,222
  Miscellaneous                                                   74,273                50,758                64,963
                                                       -----------------     -----------------    ------------------
    Total Expenses                                            13,684,870            10,392,119             4,851,186
                                                       -----------------     -----------------    ------------------

INCOME FROM OPERATIONS                                         4,552,658             6,761,828             2,832,605
PROVISION FOR (BENEFIT FROM)
     INCOME TAXES                                              1,838,163             1,903,208            (2,253,261)
                                                       -----------------     -----------------    ------------------
INCOME BEFORE EXTRAORDINARY ITEM                               2,714,495             4,858,620             5,085,866
EXTRAORDINARY ITEM, Forgiveness of debt
  of $559,543, net of related tax of $36,927                          --                    --               522,616
                                                       -----------------     -----------------    ------------------

NET INCOME                                             $       2,714,495     $       4,858,620    $        5,608,482
                                                       =================     =================    ==================

EARNINGS PER SHARE

Weighted average shares outstanding                           27,540,209            27,563,679            27,271,503

Earnings per share from operations                     $             .17     $             .25    $             0.11
Income tax (benefit)                                                 .07                   .07                 (0.08)
                                                       -----------------     -----------------    -------------------
Earnings per share before extraordinary item                         .10                   .18                  0.19
Extraordinary item                                                    --                   --                   0.02
                                                       -----------------     ----------------     ------------------
Earnings per share                                     $             .10     $             .18    $             0.21
                                                       =================     =================    ==================

                            See accompanying notes to consolidated financial statements


REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity (Deficit)

                                                       Paid-in
                                                       Capital
                                                         from
                                                      Retirement                       Net
                                                          of                        Unrealized
                              Series A Common Stock     Common      Accumulated       Gains/        Deferred
                              Shares        Amount      Stock         Deficit        (Losses)     Compensation       Total

Balance January 1, 1994     19,980,126   $ 3,794,204  $      --    $(16,514,484)    $        --   $  (47,760)    $(12,768,040)

Exercise of stock options       40,000           400                                                                      400
Stock awards                   944,000         6,400                                                                    6,400
Net income for the
   twelve months ended
   December 31, 1994                                                  5,608,482                                     5,608,482
Net unrealized losses on
   investments                                                                          (31,853)                      (31,853)
Deferred taxes on net
   unrealized losses                                                                     13,792                        13,792
Amortization of deferred
   compensation                                                                                       47,760           47,760
                            ----------     ---------  ---------    ------------     -----------   ----------     ------------

Balance
   December 31, 1994        20,964,126     3,801,004         --     (10,906,002)       (18,061)           --       (7,123,059)

Issuance of stock              106,665         1,067                                                                    1,067
Net income for the
   twelve months ended
   December 31, 1995                                                  4,858,620                                     4,858,620
Net unrealized gains on
   investments                                                                         207,806                        207,806
Deferred taxes on net
   unrealized gains                                                                    (85,307)                       (85,307)
                            ----------     ---------  ---------    ------------     -----------   ----------     ------------

Balance
   December 31, 1995        21,070,791     3,802,071         --      (6,047,382)       104,438            --       (2,140,873)

Redemptions and
    retirement of common
    stock                     (270,000)     (270,000)   310,110                                                        40,110
Net income for the
    twelve months ended
    December 31, 1996                                                 2,714,495                                     2,714,495
Net unrealized losses on
    investments                                                                        (93,603)                       (93,603)
Deferred taxes on net
    unrealized losses                                                                   41,906                         41,906
                            ----------   -----------  ---------    ------------     ----------    ----------     ------------

Balance December 31, 1996   20,800,791   $ 3,532,071  $ 310,110    $ (3,332,887)    $   52,741    $       --     $    562,035
                            ==========   ===========  =========    ============     ==========    ==========     ============

                                  See accompanying notes to consolidated financial statements.


REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                             For the                For the               For the
                                                            Year Ended             Year Ended            Year Ended
                                                         December 31, 1996      December 31, 1995     December 31, 1994
                                                         -----------------      -----------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                             $     2,714,495        $    4,858,620        $    5,608,482
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization of
        fixed assets                                             465,394               354,854               236,969
      Amortization of organization costs                           3,861                15,797                18,362
      Accretion/amortization of investments                      (39,372)              (33,903)              (15,408)
      Realized gain on sale of investment                         (2,525)                   --                    --
      Forgiveness of debt                                             --                    --              (559,543)
      Amortization of deferred compensation                           --                    --                47,760
  Net change in accounts receivable                              995,418            (1,262,202)             (233,196)
  Net change in marketing supplies inventory                     (73,265)             (104,036)              (74,678)
  Net change in prepaid expenses                                (255,411)               15,594              (115,333)
  Net change in income taxes receivable and payable             (174,059)             (109,792)             (202,573)
  Net change in deferred income taxes                            539,413               508,103            (2,664,039)
  Net change in accounts payable                                  48,290                54,994               (71,866)
  Net change in accrued liabilities                              784,156               528,849               423,727
  Net change in other assets and liabilities                    (453,486)              212,489               (55,372)
                                                         ---------------        --------------        --------------
      Net cash provided by operating activities                4,552,909             5,039,367             2,343,292
                                                         ---------------        --------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                                   (19,087,646)           (6,589,085)           (3,053,971)
  Proceeds from sale and maturities of investments            16,156,162             3,497,115             1,302,000
  Purchases of fixed assets                                     (519,758)             (823,022)             (330,739)
  Payments for organization costs                                 (8,375)                   --                    --
                                                         ---------------        --------------        --------------
      Net cash used in investing activities                   (3,459,617)           (3,914,992)           (2,082,710)
                                                         ---------------        --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemptions and retirement of common stock                    (299,639)                   --                    --
  Payments on note payable                                       (87,688)             (280,000)             (490,727)
  Proceeds from issuance of common stock                              --                 1,067                   400
                                                         ---------------        --------------        --------------
      Net cash used in financing activities                     (387,327)             (278,933)             (490,327)
                                                         ---------------        --------------        --------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                    705,965               845,442              (229,745)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                          1,496,631               651,189               880,934
                                                         ---------------        --------------        --------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                          $     2,202,596        $    1,496,631        $      651,189
                                                         ===============        ==============        ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                       $        18,883        $       12,042        $       12,711
     Income taxes paid                                   $     1,472,806        $    1,450,300        $      650,278


                            See accompanying notes to consolidated financial statements


                      REGAN HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies

     a.   Organization

          Regan Holding Corp. (the "Company") was incorporated in the State of California on February 21, 1990 for the primary purpose of owning and operating an insurance company. The Company conducted business through its primary subsidiary, Old Colony Life Insurance Company ("Old Colony"), until May 21, 1992 when Old Colony was placed in formal receivership by the State of Georgia Insurance Commissioner. Old Colony has since been liquidated. The Company conducted no operations and prepared no financial statements through August 1, 1993.

          The Company, through its wholly-owned subsidiary Legacy Marketing Group ("LMG"), has entered into Marketing Agreements (the "Marketing Agreements") with American National Insurance Company ("American National") and IL Annuity and Insurance Company ("IL Annuity"), collectively referred to herein as the "Carriers." American National is an unaffiliated company with over $1.4 billion in capital and surplus and is rated "A++" by A.M. Best. IL Annuity is also an unaffiliated company, with over $13 million in capital and surplus and is rated "A" by A.M. Best. The Marketing Agreements grant the Company the exclusive right to market certain annuity and life insurance products issued by the Carriers (the "Policies"). Under the terms of the Marketing Agreements, the Company is responsible for the recruiting, training, managing and supervising of producers in the sale of the Policies. For these services, the Carriers pay the Company marketing allowances and commissions based on the volume of Policies sold.

          The Company has also entered into Insurance Processing Agreements
          (the "Processing Agreements") with the Carriers pursuant to which the Company provides clerical, administrative and accounting services with respect to the Policies. Such services include billing, collecting and remitting cash on the Policies. However, all cash receipts are deposited into accounts maintained by the Carriers upon receipt by the Company and all cash remitted is paid from accounts maintained by the Carriers. For providing such services, the Company is paid on producer appointments and on a per policy basis with the amount of the fee depending on the type of policy.

          Effective March 1, 1996, the Marketing and Processing Agreements with American National were amended to reduce certain commissions and administrative fees earned by the Company. In addition, during April 1996, certain investment strategy features of the annuity policies offered by American National were eliminated.

          The Marketing and Processing Agreements with American National and IL Annuity expire June 1, 1998 and December 31, 2005, respectively, but may be renewed by mutual agreement for successive one year terms. The Agreements may be terminated by either party upon 180 days notice without cause, and may be terminated by either party immediately for cause. In addition, the Marketing Agreements will terminate automatically at the end of any calendar quarter upon failure of the Company to meet certain quarterly minimum production requirements for two successive calendar quarters.

          In May 1995, the Company formed Legacy Financial Services, Inc. ("LFS"), a wholly-owned broker/dealer subsidiary. In December 1995, LFS was approved by the National Association of Securities Dealers and the Securities and Exchange Commission to engage in the offering and sale of variable annuity and life insurance products, mutual funds and certain debt and equity securities (collectively, the "Products") on a fully disclosed basis. LFS has entered into agreements (the "Agreements") with various entities licensed to sell the Products. The Agreements grant LFS the non-exclusive right to solicit sales of the Products through its network of independent representatives and to provide certain marketing and administrative services in order to facilitate solicitations for and sales of the Products. Under the Agreements, the Company is compensated based upon pre-determined percentages of production. The Agreements may be terminated by any party upon 30 days written notice. Sales of the Products pursuant to the Agreements began during the first quarter of 1996.

     b.   Basis of Presentation

          The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles and include the accounts of Regan Holding Corp. and its wholly-owned subsidiaries, Legacy Marketing Group, Legacy Financial Services, Inc., and LifeSurance Corporation, a non-operating subsidiary. All significant intercompany accounts and transactions have been eliminated.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     c.   Revenue Recognition

          Through June 30, 1995, in accordance with the terms of the Marketing Agreement with American National, marketing allowances and commissions were accrued when policies were submitted for acceptance. Effective July 1, 1995, both the Marketing Agreement with American National and the related recording of revenue were modified to provide for recognition of marketing allowances and commissions only after policies become inforce, which is consistent with the method of recognition of revenue generated under the Marketing Agreement with IL Annuity. Administrative fees are recognized on a per policy basis as services are performed.

     d.   Cash and Cash Equivalents

          Cash and cash equivalents include cash on hand and in banks and short-term investments with an original maturity of 90 days or less. The carrying amount of cash and cash equivalents approximates market value.

     e.   Investments

          Investments include mortgage-backed securities, corporate bonds and equity securities, and obligations backed by U.S. government agencies. The Company's investments are classified as available-for-sale and are carried at market value. Market values are determined using published quotes as of the close of business. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of shareholders' equity (deficit) until realized.

          Premiums and discounts are amortized or accreted over the life of the related investment as an adjustment to yield using the effective interest method. Interest income is recognized when earned. Realized gains and losses on sales of investments are included in earnings and are derived using the specific identification method for determining the cost of investments sold.

     f.   Fixed Assets

          Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful life of each type of asset. The Company uses an estimated useful life for computers and furniture and equipment of 5 years. Leasehold improvements are amortized over the term of the lease or the estimated useful life, whichever is shorter. Upon retirement or disposition of fixed assets, any gain or loss is included in income.

     g.   Advertising and Sales Promotion Costs

          Advertising and sales promotion costs are expensed as incurred, except for sales brochures and other marketing materials, which are inventoried at cost.

     h.   Income Taxes

          The Company and its subsidiaries file consolidated tax returns for federal purposes. For financial reporting purposes, the income tax effects of transactions are recognized in the year in which they enter into the determination of recorded income, regardless of when they are recognized for income tax purposes. Accordingly, the provisions for income taxes in the consolidated statements of income include charges or credits for deferred income taxes relating to temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

     i.   Earnings Per Share

          Earnings per share is based on the weighted average number of common shares outstanding, including shares of redeemable common stock.

     j.   New Accounting Pronouncements

          In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). SFAS No. 128 is designed to improve the earnings per share ("EPS") information provided in the financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. SFAS No. 128 is effective for financial statements issued for periods ending after December 31, 1997, including interim periods. The Company will implement SFAS No. 128 in 1997. Management has not yet determined the impact that SFAS No. 128 may have on the financial statements.

     k.   Reclassifications

          Certain 1994 and 1995 balances have been reclassified to conform with the 1996 presentation. Such reclassifications had no effect on net income or shareholders' equity (deficit).

2.   Investments

     Investment portfolios at the dates indicated consisted of the following:

                             Maturity in years:
                                  1 to 5           5-10          Longer than
     December 31, 1996            Years            Years           10 Years           Other            Total
     -----------------            -----            -----           --------           -----            -----
     Government agencies     $           --   $    1,093,183   $     1,909,275  $            --  $    3,002,458
     U.S. Treasury notes            552,213               --                --               --         552,213
     Corporate bonds                     --               --           503,496                          503,496
     Mortgage backed
       securities                        --               --                --        3,053,187       3,053,187
     Equity securities                   --               --                --          747,750         747,750
                             --------------   --------------   ---------------  ---------------  --------------
     Amortized cost                 552,213        1,093,183         2,412,771        3,800,937       7,859,104
     Gross unrealized gains          26,338           43,318            65,611           14,971         150,238
     Gross unrealized losses             --               --           (10,214)         (51,921)        (62,135)
                             --------------   --------------   ---------------  ---------------  --------------
        Market value         $      578,551   $    1,136,501   $     2,468,168  $     3,763,987  $    7,947,207
                             ==============   ==============   ===============  ===============  ==============

                             Maturity in years:
                                  1 to 5           5-10          Longer than
     December 31, 1995            Years            Years           10 Years           Other            Total
     -----------------            -----            -----           --------           -----            -----
     Government agencies     $           --   $      500,000   $     1,557,557  $            --  $    2,057,557
     U.S. Treasury notes            706,595          552,955                --               --       1,259,550
     U.S. Treasury bills            210,532                                 --               --         210,532
     Mortgage backed
       securities                        --               --                --        1,363,834       1,363,834
                              -------------   --------------   ---------------  ---------------  --------------
     Amortized cost                 917,127        1,052,955        1,557,557         1,363,834       4,891,473
     Gross unrealized gains          27,925           43,171           60,497            44,823         176,416
     Gross unrealized losses           (463)              --                                 --            (463)
                              -------------   --------------   ---------------  ---------------  --------------
       Market value           $     944,589   $    1,096,126   $    1,618,054   $     1,408,657  $    5,067,426
                              =============   ==============   ==============   ===============  ==============

     Included in operating results for the years ended December 31, 1996, 1995 and 1994 are $501,753, $319,490 and $50,322
     of interest income earned on investments, respectively.

3.   Fixed Assets

     A summary of fixed assets at the dates indicated follows:

                                                                Accumulated
                                                               Depreciation/              Net
     December 31, 1996                       Cost              Amortization           Book Value
     -----------------                       ----              ------------           ----------
     Computers                         $    1,614,881          $     659,111        $      955,770
     Leasehold improvements                   689,722                323,813               365,909
     Furniture and equipment                  671,416                251,707               419,709
                                       --------------          -------------        --------------
              Totals                   $    2,976,019          $   1,234,631        $    1,741,388
                                       ==============          =============        ==============

                                                                Accumulated
                                                               Depreciation/              Net
     December 31, 1995                       Cost              Amortization           Book Value
     -----------------                       ----              ------------           ----------
     Computers                         $    1,301,206          $     367,629        $      933,577
     Leasehold improvements                   664,681                260,759               403,922
     Furniture and equipment                  490,374                140,848               349,526
                                       --------------          -------------        --------------
              Totals                   $    2,456,261          $     769,236        $    1,687,025
                                       ==============          =============        ==============

4.   Accrued Liabilities

     Accrued liabilities at December 31 consisted of the following:

                                                1996                  1995
                                                ----                  ----
     Accrued compensation                 $     843,301         $     947,461
     Annual sales convention                    825,556                    --
     Producer seminar expenses                  151,531                    --
     Accrued legal expenses                      12,307               131,685
     Other                                      199,692               169,085
                                          -------------         -------------
              Totals                      $   2,032,387         $   1,248,231
                                          =============         =============
5.   Note Payable

     The note payable at December 31, 1995 represented the Company's obligation under a salary continuation agreement related to the former Chief Executive Officer. The obligation had an outstanding balance of $87,688 at December 31, 1995 and was paid in full in April, 1996.

6.   Loan Payable

     The Company has a loan payable, bearing interest at 9% annually, representing amounts borrowed in a non-cash transaction to pay premiums related to a split-dollar life insurance policy. The outstanding balance of the loan was $132,285 at December 31, 1996 and 1995.

7.   Deferred Incentive Compensation

     During 1995, an officer incentive bonus plan (the "Plan") was approved by the Company's Board of Directors. Under the Plan, 5% of annual net income in a given year (the "Bonus Year"), before officer incentive bonuses, is allocated equally to each officer of the Company as an incentive bonus (the "Bonus"). The payment of the Bonus occurs in equal amounts over the three years following the Bonus Year. The first payment is automatically paid immediately following the end of the Bonus Year. The remaining two payments are paid in February of each of the second and third years following the Bonus Year and are contingent upon the Company achieving targeted growth in net income during the first and second years following the Bonus Year, respectively. The Bonus payment is forfeited for any year during which the specified growth is not achieved. At December 31, 1996 and 1995, $184,456 and $172,272, respectively, are reflected as deferred incentive compensation in the accompanying balance sheets. Such amounts represent the deferred portion of the 1996 and 1995 Bonuses. The second year payment of the 1995 Bonus was forfeited, as net income targets were not achieved in 1996.

8.   Deferred Compensation Plan

     Effective in July, 1994, the Company established a qualified defined contribution 401(k) plan available to all employees. This plan allows employees to defer, on a pretax basis, a portion of their compensation as contributions to the plan. Employees may elect to contribute up to 15% of their annual compensation (not to exceed $9,500 annually for 1996 and $9,240 for 1995) to the plan. The Company matches 50% of each employee's contributions, up to a maximum of 6% of annual compensation. The Company's matching contributions charged to operating expense were $134,673, $83,849 and $30,076 for the years ended December 31, 1996, 1995 and 1994, respectively.

9.   Commitments and Contingencies

     The Company leases its office premises and certain office equipment under operating leases. Under a settlement agreement with the State of Georgia Insurance Regulators related to the liquidation of Old Colony, the Company was not obligated for any rent payments on its premises until the premises were vacated by the Insurance Regulators' representatives. The Company assumed rent payments beginning January 1995 and related rent expense of $219,214 and $198,196 are included in occupancy costs for the years ended December 31, 1996 and 1995, respectively.

     The Company's headquarters and operations are located in Petaluma, California. The Company currently leases approximately 43,300 square feet of office space at an annual rent of $292,000, plus required maintenance, landscaping and related expenses. The current lease expires in October, 2006 and includes a commitment by the Company to lease an additional 10,460 square feet beginning August 1, 1998, which will raise the annual rent to $381,000.

     The Company's minimum annual lease commitments under all operating leases are as follows:

                1997                                $         424,964
                1998                                          463,695
                1999                                          518,480
                2000                                          506,144
                2001                                          413,741
                Thereafter                                  2,211,679
                                                    -----------------
                Total minimum lease payments        $       4,538,703
                                                    =================

     Total rentals for and leases of equipment included in operating expenses were $132,635, $107,585 and $75,607 for the years ended December 31, 1996,
     1995 and 1994, respectively.

     In order to fund LFS during the start-up phase, the Company has committed to make sufficient contributions to support LFS's operations and to ensure LFS's compliance with financial regulatory requirements through December 31, 1997. Such contributions totaled $455,000 during 1996 and $215,000 during 1995.

     As part of the Company's agreements with its insurance producers, the Company may, under certain circumstances, be obligated to purchase the business of its insurance producers. At December 31, 1996 there were no outstanding commitments relating to the above by the Company.

     As a professional services firm engaged in marketing and servicing life insurance and annuity products, the Company encounters litigation in the normal course of business, including the activities relating to its former business of operating an insurance company. Management is not aware of any material asserted or unasserted litigation which existed at December 31, 1996, except as follows:

     Some of the policyholders of Old Colony did not receive full value for their policies under the court-approved plan of liquidation. However, the Company believes that it has no material liability to such policyholders.

     In December, 1996, LMG and American National (collectively, the "Co-defendants") were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama, alleging misrepresentation and price discrimination in connection with the sale of certain annuity products issued by ANICO and marketed by LMG. In February, 1997, the case was removed to the U. S. Federal District Court in Birmingham, Alabama. The plaintiffs, two ANICO policyholders, sought and received conditional class action certification prior to service of the complaint upon the Co-defendants. However, the conditional class action certification was vacated by the federal district court. The plaintiffs have filed a motion to remand the case back to the Alabama Circuit Court and the Co-defendants are opposing the motion. The outcome of the lawsuit cannot be determined. However, the Company's management believes that the suit is without merit and intends to defend vigorously. No amounts have been recorded in the financial statements for any losses which may result from the lawsuit.

10.  Redeemable Common Stock

     During the three years ended December 31, 1992, the Company issued 5,935,094 shares of Series A Common Stock (the "Redeemable Series A Stock"), no par value, at prices ranging from $1.00 to $2.25 per share. The Redeemable Series A Stock was issued in accordance with the terms of the 701 Asset Accumulator Program (the "701 Plan") between the Company, its insurance producers, and its employees, and the Confidential Private Placement Memorandum and Subscription Agreement (the "Subscription Agreement") between the Company and certain accredited investors. Under the terms of the 701 Plan and the Subscription Agreement, the Redeemable Series A Stock may be redeemed at the option of the holder after being held for two consecutive years, subject to the Company's ability to make such purchases under applicable corporate law.

     In connection with a merger in 1991 between the Company and LifeSurance Corporation, a wholly-owned insurance subsidiary of the Company with no current ongoing operations, 615,242 shares of Series B Common Stock (the "Redeemable Series B Stock"), no par value, were authorized and issued in exchange for all of the outstanding stock of LifeSurance Corporation. Pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), the Redeemable Series B Stock is subject to redemption at the option of the holder in quantities of up to 10% per year, provided that the redemption is in accordance with applicable corporate law.

     At December 31, 1994, the Company did not have sufficient current assets, as required under California corporate law, to purchase all of the Series A Redeemable Common Stock and Series B Redeemable Common Stock (hereafter collectively referred to as the "Redeemable Common Stock"). However, during 1995, current assets surpassed current liabilities by an amount sufficient to allow the Company to meet its obligations under the 701 Plan, the Subscription Agreement, and the Merger Agreement.

     Redeemable Common Stock has been recorded at the greater of the issuance value or the redemption value as of December 31, 1996 and 1995. The 701 Plan, the Subscription Agreement, and the Merger Agreement specify that the Redeemable Common Stock is to be redeemed at a rate per share based upon current fair market value. These Agreements specify factors to be considered in determining fair market value, including the net present value of inforce insurance policy cash flows. However, since the Company no longer operates an insurance business, this factor is not applicable. Further, there is no active trading market for the Company's stock which would establish market value. Accordingly, the Company's Board of Directors has approved a redemption value of $.78 per share as of December 31, 1996 based on management's estimate of fair value. The total redemption value for Series A and Series B Redeemable Common Stock was $4,499,887 and $476,054, respectively, at December 31, 1996. Carrying value exceeded redemption value by $7,367,060 at December 31, 1996. As the shares are redeemed, the excess of carrying value over redemption value will be reflected as additional paid-in capital.

     There were no changes in Redeemable Common Stock balances during the year ended December 31, 1994. Changes to Redeemable Common Stock during the years ended December 31, 1996 and 1995 were as follows:

                                   Series A                     Series B                       Total
                            Redeemable Common Stock      Redeemable Common Stock      Redeemable Common Stock
                                          Carrying                    Carrying                    Carrying
                                         (Issuance)                  (Issuance)                  (Issuance)
                             Shares        Amount         Shares       Amount          Shares      Amount
     Balance
      January 1, 1995       5,935,094   $ 10,850,686       615,242  $  1,845,726      6,550,336  $ 12,696,412
     Adjustment to
      fractional share
      liability                    --             --        (4,554)      (13,662)        (4,554)      (13,662)
                         ------------   ------------   -----------  ------------   ------------  ------------
     Balance December
      31, 1995              5,935,094     10,850,686       610,688     1,832,064      6,545,782    12,682,750
     Redemptions and
      retirement of
      common stock           (166,008)      (338,663)         (362)       (1,086)      (166,370)     (339,749)
                         ------------   ------------   -----------  ------------   ------------  ------------
     Balance December
      31, 1996              5,769,086   $ 10,512,023       610,326  $  1,830,978      6,379,412  $ 12,343,001
                         ============   ============   ===========  ============   ============  ============

     Shares of Redeemable Common Stock are excluded from total shares issued and outstanding in the accompanying balance sheets.

11.  Stock Options and Stock Awards

     During the years ended December 31, 1996 and 1995, no stock option activity occurred. Option activity during the twelve months ended December 31, 1994 is summarized below:

                                                   Shares            Price
                                                   ------            -----
     Outstanding options at January 1, 1994          40,000       $      0.01
         Options exercised                          (40,000)      $      0.01
                                                -----------
     Outstanding options at December 31, 1994            --       $        --
                                                ===========

     Compensation expense relating to options outstanding was $47,760 during the year ended December 31, 1994.

     Effective January 1, 1994, the Company granted stock awards totaling 944,000 shares of common stock to two outside consultants. One consultant is also a director of the Company while the other consultant became an officer of the Company in October 1994, and became a director of the Company in 1995.

     In 1995, 106,665 shares of common stock were issued at $.01 per share for options which were originally exercised during 1992. The Company was prohibited from issuing these shares in 1992 during an informal investigation of the Company's issuance of securities by the Securities and Exchange Commission.

     The Company has outstanding warrants which grant the holder the right to purchase 140,950 shares of its common stock at a price of $2.25 per share. The warrants became exercisable on April 1, 1995 and expire March 31, 1997.

12.  Income Taxes

     Deferred tax assets and liabilities are recognized as temporary differences between amounts reported in the financial statements and the future tax consequences attributable to those differences that are expected to be recovered or settled.

     The provisions for federal and state income taxes consist of amounts currently payable and amounts deferred which, for the period indicated, are shown below.

                                         For the Year Ended      For the Year Ended      For the Year Ended
                                          December 31, 1996       December 31, 1995       December 31, 1994
                                          -----------------       -----------------       -----------------
     Current income taxes:
          Federal                       $            891,442     $           778,164      $           72,233
          State                                      407,305                 604,928                 375,472
                                        --------------------     -------------------      ------------------
              Total current                        1,298,747               1,383,092                 447,705
                                        --------------------     -------------------      ------------------
     Deferred income taxes:
          Federal                                    523,365               1,066,893              (2,668,254)
          State                                       16,051                (546,777)                  4,215
                                        --------------------     -------------------      ------------------
              Total deferred                         539,416                 520,116              (2,664,039)
                                        --------------------     -------------------      ------------------
     Provision for (benefit from)
          income taxes                  $          1,838,163     $         1,903,208      $       (2,216,334)
                                        ====================     ===================      ==================

     The components of the net deferred tax assets for the periods indicated are shown below. The Company reversed its valuation allowance related to state net operating loss carryforwards ("NOLs") in 1995 and reversed its valuation allowance related to federal NOLs in 1994. The federal and state alternative minimum tax ("AMT") credit carryforward benefits were recorded in 1995.

     The Company has recorded a deferred tax asset of $1.6 million, which consists primarily of the benefit of the AMT credit carryforwards and the state NOLs, as follows:

                                     December 31, 1996      December 31, 1995
                                     -----------------      -----------------

     AMT credit carryforward        $         1,387,885   $         1,245,130
     NOL carryforward                           205,891               935,733
     Fixed asset depreciation                   (39,833)              (21,683)
     Contribution carryover                          --                 5,214
     Excess capital loss over gains                  --                 3,002
     Other                                       46,207               (69,736)
                                    -------------------   -------------------
         Deferred tax asset         $         1,600,150   $         2,097,660
                                    ===================   ===================

     The NOLs expire in 1997. Realization of the NOLs is dependent on the Company generating sufficient taxable income in 1997. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     The provisions for (benefits from) income taxes differ from the provisions computed by applying the statutory federal income tax rate (34%) to income before taxes, as follows:

                                         For the Year          For the Year           For the Year
                                             Ended                 Ended                  Ended
                                       December 31, 1996     December 31, 1995      December 31, 1994
                                       -----------------     -----------------      -----------------
     Federal income taxes due at
       statutory rate (34%)            $      1,547,904      $      2,299,022       $        963,086
     Increases (reductions) in
       income taxes resulting from:
         State franchise taxes, net
           of federal income tax
           benefit                              288,628               258,407                250,593
         Reversal of valuation
           allowance                                 --              (437,310)            (3,669,782)
         Adjustment to prior years'
           provisions                                --              (240,695)                    --
         AMT taxes                                   --                    --                 72,233
         Other                                    1,631                23,784                130,609
                                       ----------------      ----------------       ----------------
     Provision for (benefit from)
       income taxes                    $      1,838,163      $      1,903,208       $     (2,253,261)
                                       ================      ================       ================

     The balance of NOL carryforwards as of December 31, 1996 and the respective year of expiration are presented below:
                                                                     AMT
                                      Year           Tax             Tax
                                    Expiring      Reporting       Reporting
                                    --------      ---------       ---------
     State NOL generated 1994         1999       $        22     $        41
     State NOL generated 1992         1997       $ 2,213,861     $        --

     As of December 31, 1996, the Company also has, for federal and state income tax purposes, $1,069,187 and $318,698, respectively, in alternative minimum tax credits which can be used to reduce income taxes in subsequent years to the extent of tentative minimum tax. The credits have no expiration date.

13.  Related Party Transactions

     During 1993, the Company entered into an agreement with Lynda Regan, its Chief Executive Officer, related to a split-dollar life insurance policy.
     The agreement required the Company to make three annual premium payments of $44,095 commencing in December 1993 and totaling $132,285. Under a collateral assignment by Ms. Regan, the agreement simultaneously provides that the Company will be repaid its accumulated premium payments upon Ms.
     Regan's death or upon surrender of the policy.

     The Company paid Ashley A. Penney, a director, $140,100, $107,293 and
     $88,233 for services provided as a human resource consultant during the years ended December 31, 1996, 1995 and 1994, respectively. The Company also paid Pitts Company, an accounting firm owned by R. Preston Pitts, President and Chief Financial Officer of the Company, $301,856 for accounting services provided during the year ended December 31, 1994.

     In 1994, the Company granted Ms. Penney and Mr. Pitts stock awards of
     144,000 and 800,000 shares, respectively, of the Company's common stock, which were issued effective January 1, 1994, as retainers for services.

     Pursuant to a salary continuation agreement related to the Company's former
     Chief Executive Officer, John Regan, payments totaling $87,688, $280,000 and $280,000 were made to Ms. Regan during the years ended December 31, 1996, 1995 and 1994 respectively, as an obligation of the Company to his estate.

14.  Extraordinary Item--Forgiveness of Debt

     During the year ended December 31, 1994, the Company recorded an extraordinary gain of $559,543 before taxes (related taxes totaled $36,927) representing a negotiated settlement of a contract which had previously obligated the Company to settle issues arising from administrative services performed in 1991 and 1992. The Company continues to provide administrative services for the insurance company and is compensated at negotiated rates.
     A portion of the payment for services was used as a reduction of a promissory note signed by the Company at settlement which was fully paid as of December 31, 1994.

15.  Concentration of Risk

     At December 31, 1996, the Company had contracted with over 13,000 independent insurance producers to sell insurance products throughout the country in a majority of the fifty states. Production in no one state accounted for over 20% of insurance premiums to the Carriers nor of the corresponding revenue of the Company during 1996.

     Prior to December 1995, American National was the only insurance company with which the Company had contracted to market insurance products. This arrangement generated approximately 87% of total revenues to the Company during the year ended December 31, 1996 and over 95% of total revenues to the Company during the years ended December 31, 1995 and 1994. However, neither the Marketing Agreements nor the Processing Agreements prevent the Company from entering into similar arrangements with other insurance companies. In December 1995, the Company contracted to provide marketing and administrative services for IL Annuity. This arrangement generated approximately 6% of the Company's revenues during 1996.


Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure

         None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors:

          The Company's Board of Directors are elected annually at the Annual
Meeting of Shareholders. The Directors of the Company, each of whom was elected at the 1996 Annual Meeting of Shareholders held on August 2, 1996, are as follows:


      Name                                 Principal Occupation                                 Director Since

Steve C. Anderson         Mr. Anderson, born in 1948, has been a partner in Hoalst                   1990
                          Anderson, an independent insurance agency, since 1983.  He is a member of the National Association of Life Underwriters and
                          CLU Society.

Ashley A. Penney          Ms. Penney, born in 1951, has been a self employed consultant              1990
                          in the human resources field since 1986, specializing in
                          startup companies, and was Vice President of the Company from
                          1990 to 1993.

Lynda L. Regan            Ms. Regan, born in 1949, has served as Chairman and  Chief                 1990
                          Executive Officer of the Company since 1992.  She was Senior
                          Vice President and Treasurer from 1990 to 1992.

R. Preston Pitts          Mr. Pitts, born in 1951, is President, Chief Financial Officer             1995
                          and Secretary of the Company.  Prior to joining the Company, he owned Pitts Company, a CPA firm specializing in services for insurance companies, he served as financial officer for
                          United Family Life Insurance Company and American Security
                          Insurance Group, both Fortis-owned companies, and he was an audit manager for Ernst & Young.

Officers

          The executive officers of the Company and LMG, the Company's primary operating subsidiary, serve at the pleasure of the Board of Directors. The executive officers include Lynda L. Regan, Chief Executive Officer, and R. Preston Pitts, President, Chief Financial Officer and Secretary, about whom information is provided above, and the following persons:

     Name                                            Position

Ute Scott-Smith           Ms. Scott-Smith, born in 1960, has served as Senior
                          Vice President of the Company since 1990. She has been Senior Vice President of LMG since 1992.

Lynn Stafford             Mr. Stafford, born in 1957, has served as Vice
                          President of the Company since 1995.

Section 16(a) Beneficial Ownership Reporting

          Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 1996, and Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 1996, no reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the Company were delinquent during the year ended December 31, 1996.


Item 11.  Executive Compensation

Executive Compensation

          The following Summary Compensation Table sets forth the compensation of the Company's Chief Executive Officer and all other executive officers for services in all capacities to the Company and its subsidiaries during 1996, 1995 and 1994:

                                            Summary Compensation Table

                                           Annual        Annual                              All Other
Name and Position             Year         Salary       Bonus (1)           Other          Compensation
-----------------             ----         ------       ---------           -----          ------------

Lynda L. Regan,               1996      $  408,894     $   52,290      $    4,750 (2)    $       --
Chief Executive Officer                                                    16,824 (5)
                              1995         408,067        181,534           4,620 (2)            --
                                                                           11,216 (5)
                              1994         281,909         80,000           4,620 (2)            --
                                                                           10,583 (5)

R. Preston Pitts,             1996      $  300,000     $   72,290      $    4,750 (2)    $       --
President and Chief           1995         300,000         81,534           4,620 (2)            --
Financial Officer             1994          63,462          6,400 (4)           --               --

Ute Scott-Smith,              1996      $  177,318     $   47,290      $    4,750 (2)    $       --
Senior Vice President         1995         175,000         56,534           4,620 (2)        80,313 (3)
                              1994         155,658         35,000           2,251 (2)        70,000 (3)

Lynn Stafford,                1996      $  130,059     $   31,790      $    4,750 (2)    $       --
Vice President of             1995          50,000         32,368               --               --
Operations

(1)      Includes bonuses in the year in which they were earned.
(2) The Company matches contributions made to its 401(k) plan at a rate of $.50 for every dollar deferred, up to 6% of total annual salary.
(3) Compensation related to the payment of personal income taxes due to the exercise of stock options in 1991.
(4)      Stock awards were issued effective October 15, 1993 to R. Preston Pitts
         (then serving as a consultant to the Company) effective January 1, 1994. These awards had a market value at the time of issuance, as determined for purposes of preparing the Company's financial statements, of approximately $.008 per share.
(5) The Company pays interest on debt related to a split dollar life insurance policy under which Lynda L. Regan is the sole beneficiary.

Director Compensation

          The Company compensates outside Directors for attending board and committee meetings at $2,000 per meeting. Currently, Steve C. Anderson and Ashley A. Penney are the only outside Directors of the Company. The other Directors are otherwise employed by the Company and are not compensated for serving as Directors or attending Board or committee meetings.

Compensation Committee Interlocks and Insider Participation

          The Company does not have a compensation committee. The compensation of executive officers is determined by the Board of Directors. Lynda Regan, who is the Chief Executive Officer of the Company, is also Chairman of the Board of Directors and R. Preston Pitts, the Company's President and Chief Financial Officer, is also a Director. None of the executive officers of the Company serve as a director or member of the Compensation Committee of an entity, one of whose executive officers serves a Director of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

          The Company knows of no person who is the beneficial owner of more than five percent of any class of the Company's outstanding common stock other than Ms. Regan, Chairman and Chief Executive Officer of the Company, whose ownership is listed below.

Security Ownership of Directors and Officers

          The following table shows the number of shares and the percentage of the shares of all classes of the Company's Series A common stock beneficially owned by each of the Directors and executive officers of the Company as of December 31, 1996. No Director or officer owns any Series B common stock.

            Name                             Total              Percent
            ----                             -----              -------
     Steve C. Anderson                         69,714                *
     Ashley A. Penney                         145,318                *
     R. Preston Pitts                         800,000               3.0%
     Lynda L. Regan                        11,379,122              42.2% (1)
     Ute Scott-Smith                          441,738               1.6%
                                         ------------        -----------

     Directors and officers as a group     12,835,892              47.6%
                                         ============        ===========

     * Indicates that the percentage of the outstanding shares beneficially owned is less than one percent (1%).
     (1) Includes 900 shares owned as custodian for her daughter.

Item 13.  Certain Relationships and Related Transactions

          The Company has paid Ashley A. Penney, a Director, $140,100 for services provided as a human resource consultant during the year ended December 31, 1996. All of the services provided by Ms. Penney were at rates prevailing at the time for comparable services with other persons and did not present any unfavorable features.

          Pursuant to a salary continuation agreement related to the Company's former Chief Executive Officer, John Regan, bi-weekly payments equal to Mr. Regan's salary at the time of his death were payable by the Company to his estate through April 6, 1996. Payments totaling $87,688 were made to his estate during 1996 in accordance with this agreement.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Index to Exhibits and Financial Statement Schedules:

     1.   The following financial statements are included in Item 8:
          (i)    Independent Accountants Report.
          (ii)   Consolidated Balance Sheets as of December 31, 1996 and 1995.
          (iii) Consolidated Income Statements for the years ended December 31, 1996, 1995 and 1994.
          (iv) Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1996, 1995 and 1994.
          (v) Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.
          (vi)   Notes to Consolidated Financial Statements.

     2. Financial statement schedules are omitted because the information is not required or has been included in the financial statements and related notes.

     3.   The following exhibits are included in response to Item 14(c):
          3(a)   Restated Articles of Incorporation.***
          3(b)   Amended and Restated Bylaws of the Company.***
          4      Certificate of Determination of Preferences of Series C Common
                 Stock of Regan Holding Corp.*
          10(a)  Administrative Services Agreement effective January
                 1, 1991, as amended, between Allianz Life Insurance
                 Company of North America and the Company.*
          10(b)  Marketing Agreement effective June 1, 1993, as
                 amended, between American National Insurance Company
                 and the Company.*
          10(c)  Insurance Processing Agreement effective June 1,
                 1993, as amended, between American National Insurance
                 Company and the Company.*
          10(d)  Form of Producer Agreement.*
          10(e)  Lease Agreement dated September 26, 1996, for 1179 North
                 McDowell Blvd., Petaluma, California 94954.***
          10(f)  Settlement Agreement dated June 18, 1993, among the
                 State of Georgia as receiver for and on behalf of Old
                 Colony Life Insurance Company, other related parties
                 and the Company.*
          10(g)  401(K) Profit Sharing Plan & Trust dated July 1, 1994.*
          10(h)  Marketing Agreement effective January 1, 1996 between IL
                 Annuity and Insurance Company and the Company.**
          10(i)  Insurance Processing Agreement effective January 1, 1996 between IL Annuity and Insurance Company and the Company.**
          10(j)  Marketing Agreement effective January 1, 1996 between
                 Indianapolis Life Insurance Company and the Company.**
          10(k)  Insurance Processing Agreement effective January 1, 1996 between Indianapolis Life Insurance Company and the Company.**
          21     Subsidiaries of the Company.**
          27     Financial Data Schedule

          * Incorporated herein by reference from the Company's annual report on Form 10-K for the year ended December 31, 1994.
          ** Incorporated herein by reference from the Company's annual report on Form 10-K for the year ended December 31, 1995.
          *** Incorporated herein by reference form the Company's quarterly Form 10-Q for the three months ended September 30, 1996.

(b)  Reports on Form 8-K filed during the quarter ended December 31, 1996.

     No reports on Form 8-K were filed during the quarter ended December 31, 1996.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     REGAN HOLDING CORP.


     By: /s/ Lynda L. Regan                             Date:  3/28/97
             Lynda L. Regan, Chief Executive Officer


     By: /s/ R. Preston Pitts                           Date:  3/28/97
             R. Preston Pitts, President and
               Chief Financial Officer


          Pursuant to the requirements of the securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     By: /s/ Lynda L. Regan                             Date:  3/28/97
             Lynda L. Regan, Chairman


     By: /s/ Steve C. Anderson                          Date:  3/31/97
             Steve C. Anderson, Director


     By:                                                Date:
             Ashley A. Penney, Director


     By: /s/ R. Preston Pitts                           Date:  3/28/97
             R. Preston Pitts, Director


                                INDEX TO EXHIBITS


Item No.   Description                                            Page
--------   -----------                                            ----

   27      Financial Data Schedule.................................33