Form 10-Q
period 1997-03-31
REGAN HOLDING CORP
filed 1997-05-15
CIK 870069

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the quarterly period ended March 31, 1997, or

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

                        Yes       X        No
                             ..........        ..........



     The number of shares outstanding of the registrant's common stock, as of April 30, 1997 was:

             Common Stock-Series A                          26,351,194
             Common Stock-Series B                             609,574



                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements
REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
                                                 March 31,          December 31,
                                                   1997                 1996
                                               (Unaudited)           (Audited)
ASSETS:
     Cash and cash equivalents                $  1,472,610         $  2,202,596
     Investments                                 7,501,257            7,947,207
     Accounts receivable                           615,343              511,710
     Prepaid expenses                              536,070              361,950
     Marketing supplies inventory                  213,169              251,979
     Income taxes receivable                       103,315              179,746
                                              ------------         ------------
         Total Current Assets                   10,441,764           11,455,188
     Net fixed assets                            1,914,831            1,741,388
     Organization costs-net                         25,318               23,820
     Deferred tax assets                         1,579,476            1,600,150
     Other assets                                  484,378              604,356
                                              ------------         ------------
         TOTAL ASSETS                         $ 14,445,767         $ 15,424,902
                                              ============         ============


LIABILITIES, REDEEMABLE COMMON STOCK,
     AND SHAREHOLDERS' EQUITY:
LIABILITIES:
     Accounts payable                         $    215,967         $    170,738
     Accrued liabilities                         1,151,333            2,032,387
                                              ------------         ------------
         Total Current Liabilities               1,367,300            2,203,125
                                              ------------         ------------
     Loan payable                                  132,285              132,285
     Deferred incentive compensation                73,612              184,456
                                              ------------         ------------
         Total Non Current Liabilities             205,897              316,741
                                              ------------         ------------
         TOTAL LIABILITIES                       1,573,197            2,519,866
                                              ------------         ------------


COMMITMENTS AND CONTINGENCIES (Note 2)                  --                   --


REDEEMABLE COMMON STOCK (Note 3)                12,268,860           12,343,001
                                              ------------         ------------


SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 100,000,000
    shares authorized, no shares issued or
    outstanding                                         --                   --
  Series A common stock, no par value,
    45,000,000 shares authorized, 20,628,014
    and 20,800,791 shares issued and
    outstanding at March 31, 1997 and
    December 31, 1996, respectively              3,396,693            3,532,071
  Paid-in capital from acquisition and
    retirement of common stock                     370,374              310,110
  Accumulated deficit                           (3,130,214)          (3,332,887)
  Net unrealized gains (losses) on investments     (33,143)              52,741
                                              ------------         ------------
         TOTAL SHAREHOLDERS' EQUITY                603,710              562,035
                                              ------------         ------------
         TOTAL LIABILITIES, REDEEMABLE COMMON
         STOCK & SHAREHOLDERS' EQUITY         $ 14,445,767         $ 15,424,902
                                              ============         ============


          See accompanying notes to consolidated financial statements.



REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Income Statements
(Unaudited)

                                                   For the Three Months Ended
                                                             March 31,
                                                  -----------------------------
                                                       1997              1996
                                                       ----              ----
INCOME:
     Marketing allowances                         $ 2,242,679       $ 2,511,343
     Commission income                              1,046,343         1,101,727
     Administrative fees                              685,390           857,785
     Investment income                                192,621           134,426
     Other income                                      67,655            22,103
                                                  -----------       -----------

         TOTAL INCOME                               4,234,688         4,627,384
                                                  -----------       -----------

EXPENSES:
     Salaries and related benefits                  2,541,374         1,947,520
     Sales promotion and support                      423,682           449,460
     Professional fees                                208,817           226,818
     Occupancy                                        167,729           148,152
     Depreciation and amortization                    142,727           108,619
     Courier and postage                              116,524            81,929
     Equipment                                         86,671            68,545
     Stationery and supplies                           80,767            85,903
     Travel and entertainment                          37,152            17,317
     Insurance                                         34,366            41,032
     Other miscellaneous expenses                      37,517            22,760
                                                  -----------       -----------

         TOTAL EXPENSES                             3,877,326         3,198,055
                                                  -----------       -----------

INCOME FROM OPERATIONS                                357,362         1,429,329
PROVISION FOR INCOME TAXES                            154,689           579,653
                                                  -----------       -----------

NET INCOME                                        $   202,673       $   849,676
                                                  ===========       ===========


EARNINGS PER SHARE:

     Weighted average shares outstanding           27,012,519        27,616,573

     Earnings per share from operations           $       .01       $       .05
     Provision for income taxes                            --               .02
                                                  -----------       -----------

     Earnings per share                           $       .01       $       .03
                                                  -----------       -----------


          See accompanying notes to consolidated financial statements.


REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity
(Unaudited)


                                               Paid-in Capital
                                               from Retirement
                       Series A Common Stock          of        Accumulated    Unrealized
                       Shares          Amount    Common Stock     Deficit    Gains/(Losses)   Total
                       ------          ------    ------------   -----------  --------------   -----
Balance
  January 1, 1997     20,800,791    $3,532,071     $310,110     $(3,332,887)    $ 52,741     $562,035
Net income for the
  three months ended
  March 31, 1997                                                    202,673                   202,673
Redemption and
  retirement of common
  stock                 (172,777)     (135,378)      60,264                                   (75,114)
Unrealized losses on
  investments                                                                   (143,467)    (143,467)
Deferred taxes on
  unrealized losses                                                               57,583       57,583
                      ----------    ----------     --------     -----------     --------     --------
Balance
  March 31, 1997      20,628,014    $3,396,693     $370,374     $(3,130,214)    $(33,143)    $603,710
                      ==========    ==========     ========     ===========     =========    ========


          See accompanying notes to consolidated financial statements.


REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)


                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                             1997        1996
                                                             ----        ----


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                            $  202,673   $ 849,676
   Adjustments to reconcile net income to cash
      (used in) provided by operating activities:
         Depreciation and amortization of fixed assets      141,191     107,655
         Amortization of organization costs                   1,536         964
         Amortization/accretion of investments               (4,274)     (6,192)
         Realized gain on sale of investment                (12,726)          --
   Net change in accounts receivable                       (103,633)     927,544
   Net change in prepaid expenses                          (174,120)   (199,471)
   Net change in marketing supplies inventory                38,810      42,385
   Net change in income taxes receivable and payable         76,431     356,923
   Net change in deferred tax assets                         78,257     192,732
   Net change in accounts payable                            45,229     (17,008)
   Net change in accrued liabilities                       (881,054)   (548,170)
   Net change in other assets and liabilities                 9,134    (205,095)
                                                         __________   _________
         Net cash (used in) provided by
           operating activities                            (582,546)  1,501,943
                                                         __________   _________
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments                                (528,811) (4,972,364)
   Proceeds from sale and maturities of investments         848,295   2,993,395
   Purchases of fixed assets                               (314,635)    (65,435)
   Payments for organization costs                           (3,034)         --
                                                         __________   _________
         Net cash provided by (used in)
           investing activities                               1,815  (2,044,404)
                                                         __________   _________

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on note payable                                      --     (75,385)
   Redemption and retirement of common stock               (149,255)         --
                                                         __________   _________
         Net cash used in financing activities             (149,255)    (75,385)
                                                         __________   _________

DECREASE IN CASH AND CASH EQUIVALENTS                      (729,986)   (617,846)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            2,202,596   1,496,631
                                                         __________   _________

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $1,472,610  $  878,785
                                                         __________   _________


          See accompanying notes to consolidated financial statements.


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

     The statements are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The results for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year. Users of these financial statements are encouraged to refer to the Annual Report on Form 10-K for the year ended December 31, 1996 for additional disclosure.

2.   Contingencies

     A report on Form 8-K was filed on January 21, 1997 to inform security holders that in December, 1996, LMG and American National (collectively, the "Co-defendants") were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama, alleging misrepresentation and price discrimination in connection with the sale of certain annuity products issued by American National and marketed by LMG. The outcome of the lawsuit cannot be determined. However, the Company's management believes that the suit is without merit and intends to defend vigorously.

3.   Redeemable Common Stock

     The Company is obligated to repurchase certain of its shares of common stock, pursuant to various agreements under which the stock was issued. During the first quarter of 1997, 39,698 shares of redeemable Series A common stock were redeemed for $27,789 and 752 shares of redeemable Series B common stock were redeemed for $526. The redeemed shares were effectively retired. The excess of original proceeds over the redemption value has been reflected as additional paid-in capital in the accompanying financial statements. At March 31, 1997, the number of remaining shares of redeemable Series A and Series B common stock totaled 5,729,388 and 609,574, respectively.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Except for historical information contained herein, the matters discussed in this report contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially.

Results of Operations

Summary--During the quarter ended March 31, 1997, the Company recorded net income of $203,000, or $.01 per share, compared with $850,000, or $.03 per share, during the quarter ended March 31, 1996. The decrease between periods is attributable to the combined effect of decreases in revenue and increases in expenses, as discussed below.

Income--Total income decreased to $4,235,000 during the quarter ended March 31, 1997, from $4,627,000 during the corresponding quarter in 1996. This decrease is due primarily to decreases in sales volume.

Sales by the Company's distribution network, for the two insurance companies for which the Company markets and administers insurance policies (the "Carriers"), resulted in premium placed inforce of approximately $146,600,000 during the quarter ended March 31, 1997, compared with $158,000,000 during the quarter ended March 31, 1996, representing a 7% decrease. This decrease is attributable largely to changes in product strategies and lower than anticipated renewal rates on products of one of the Carriers. As a result, marketing allowances and commission income, combined, decreased to $3,289,000 during the first quarter of 1997, compared with $3,613,000 during the comparable period in 1996.

Administrative fees decreased 20% to $685,000 during the three months ended March 31, 1997, from $858,000 during the three months ended March 31, 1996. This decrease is due to a decrease in the number of policies issued and to a reduction in certain administrative fees per policy under the Company's processing agreement with one of the Carriers.

Investment income represents earnings from investments in marketable securities. Such earnings increased 43% to $193,000 during the quarter ended March 31, 1997, from $134,000 during the quarter ended March 31, 1996. This increase resulted primarily from increases in the amount of assets invested and from changes in the mix of investments to those which yielded a higher return.

Expenses--Expenses totaled $3,877,000 during the quarter ended March 31, 1997, compared with $3,198,000 during the quarter ended March 31, 1996. This increase is largely attributable to increases in salaries and related expenses, which constitute the Company's predominant expense. Salaries and related benefits increased 31% to $2,541,000 during the quarter ended March 31, 1997, from $1,948,000 during the comparable period in 1996. This increase was due primarily to an increase in the average number of full-time equivalent employees to 173 during the quarter ended March 31, 1997, from 136 during the comparable period in 1996. Such expenses also increased due to the addition of key personnel at higher pay levels. This increase in employment is largely attributable to preparation for projected increases in sales of annuity, life, and variable products. However, such projected increases in sales may not be realized if new products are not introduced as planned or if market acceptance of such products is not as favorable as anticipated.

Provision for Income Taxes--The Company files consolidated returns for federal income tax purposes. In prior years, the Company experienced both federal and state net operating losses ("NOLS") that can be used to offset taxes payable in current and future profitable years. The federal NOL carryforwards were fully utilized as of December 31, 1996. In addition, the Company has recorded federal and state alternative minimum tax ("AMT") credit carryforward benefits. Included in deferred tax assets at March 31, 1997 are state NOL carryforwards of $2,137,502 and federal and state AMT credit carryforwards of $1,035,105 and $323,109, respectively. The state NOL carryforwards expire December 31, 1997. The AMT credit carryforwards have no expiration date. Realization of the state NOL carryforwards is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realized could, however, be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The provision for income taxes was $155,000 and $580,000 for the three months ended March 31, 1997 and 1996, respectively. The Company's effective tax rate was 43% and 41% for the three months ended March 31, 1997 and 1996, respectively. The increase in the Company's effective tax rate was due to a decrease in the future tax benefit of state NOLs as a result of a statutory decrease in the applicable state tax rates.

Financial Condition

During the quarter under review, the Company's total assets decreased 6% to $14,446,000 at March 31, 1997 from $15,425,000 at December 31, 1996. This was primarily attributable to a 33% reduction in cash and cash equivalents to $1,473,000 at March 31, 1997 from $2,203,000 at December 31, 1996, and a 6%
reduction in investments to $7,501,000 from $7,947,000 during the same period. The decrease in cash and cash equivalents and investments were primarily attributable to the payment of liabilities accrued during prior periods with respect to the Company's annual sales convention held in May of 1997. As a result of these payments, the Company's accrued liabilities decreased 43% to $1,151,000 at March 31, 1997 from $2,032,000 at December 31, 1996 and the
Company's total liabilities decreased approximately 38% to $1,573,000 from $2,520,000 during this period.

Liquidity and Capital Resources

The Company's business is not capital intensive. Cash flows used for operations were provided by operating activities and through cash and investments on hand. As a result, cash and investments decreased $1,176,000, or 12%, during the three month period ended March 31, 1997. Cash and investments represented 62% of the Company's total assets at March 31, 1997.



                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by this reference.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Index to Exhibits

         Exhibit 27        Financial Data Schedule

(b)      Reports on Form 8-K filed during the quarter ended March 31, 1997.

         A report on Form 8-K was filed on January 21, 1997 to disclose the initiation of a legal proceeding in which the Company was named as a codefendant. See Item 1 of this Part II - Legal Proceedings.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 REGAN HOLDING CORP.


      Date:   May 12, 1997             Signature:  /s/ Lynda Regan
            --------------------------           -------------------------------
                                                 Lynda Regan
                                                 Chief Executive Officer


      Date:   May 12, 1997             Signature:  /s/ R. Preston Pitts
            --------------------------           -------------------------------
                                                 R. Preston Pitts
                                                 President and
                                                 Chief Financial Officer