Form 10-Q
period 1997-06-30
REGAN HOLDING CORP
filed 1997-08-14
CIK 870069

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997, or

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


                 Yes     X           No
                     ==========  ==========

     The number of shares outstanding of the registrant's common stock, as of July 31, 1997 was:


     Common Stock-Series A      26,269,588
     Common Stock-Series B         609,574


                          PART I FINANCIAL INFORMATION

Item 1.       Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets


                                              June 30,            December 31,
                                                1997                  1996
                                             (Unaudited)           (Audited)

ASSETS:
     Cash and cash equivalents               $ 5,715,030         $ 2,202,596
     Investments                               4,320,689           7,947,207
     Accounts receivable                         714,885             511,710
     Prepaid expenses                            453,694             361,950
     Marketing supplies inventory                229,214             251,979
     Income taxes receivable                          --             179,746
                                                      --             -------
         Total current assets                 11,433,512          11,455,188
                                              ----------          ----------
     Net fixed assets                          2,297,298           1,741,388
     Organization costs-net                       23,783              23,820
     Deferred tax assets                       1,412,178           1,600,150
     Other assets                                442,067             604,356
                                                 -------             -------
         TOTAL ASSETS                        $15,608,838         $15,424,902
                                             ===========         ===========


LIABILITIES, REDEEMABLE COMMON STOCK,
     AND SHAREHOLDERS' EQUITY:
LIABILITIES:
     Accounts payable                        $   105,912         $   170,738
     Income taxes payable                         96,488                  --
     Accrued liabilities                       1,616,129           2,032,387
                                               ---------           ---------
         Total current liabilities             1,818,529           2,203,125
                                               ---------           ---------
     Loan payable                                132,285             132,285
     Deferred incentive compensation              76,086             184,456
                                                  ------             -------
         Total non-current liabilities           208,371             316,741
                                                 -------             -------
         TOTAL LIABILITIES                     2,026,900           2,519,866
                                               ---------           ---------

COMMITMENTS AND CONTINGENCIES (Note 2)                --                  --

REDEEMABLE COMMON STOCK (Note 3)              12,185,720          12,343,001
                                              ----------          ----------

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value,
         100,000,000 shares authorized,
         no shares issued or outstanding              --                  --
     Series A common stock, no par value,
         45,000,000 shares authorized,
         20,628,014 and 20,800,791 shares
         issued and outstanding at
         June 30, 1997 and December 31,
         1996, respectively                    3,396,693           3,532,071
     Paid-in capital from redemption and
         retirement of common stock              418,193             310,110
     Accumulated deficit                      (2,395,983)         (3,332,887)
     Net unrealized gains (losses) on
         investments                             (22,685)             52,741
                                                --------              ------
         TOTAL SHAREHOLDERS' EQUITY            1,396,218             562,035
                                               ---------             -------
         TOTAL LIABILITIES, REDEEMABLE
         COMMON STOCK & SHAREHOLDERS'
         EQUITY                              $15,608,838         $15,424,902
                                             ===========         ===========


     See accompanying notes to consolidated financial statements.



REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Income Statements
(Unaudited)



                                                    For the Three Months Ended         For the Six Months Ended
                                                              June 30,                        June 30,
                                                              --------                        --------
                                                     1997              1996             1997              1996
                                                     ----              ----             ----              ----



INCOME:
     Marketing allowances                        $   3,018,124    $    3,045,374     $  5,260,803    $    5,556,717
     Commission income                               1,237,775         1,241,816        2,284,118         2,343,543
     Administrative fees                               904,766           764,814        1,590,156         1,622,599
     Investment income                                 119,962           182,782          312,583           317,208
     Other income                                       44,040             2,713          111,695            24,816
                                                        ------             -----          -------            ------

         TOTAL INCOME                                5,324,667         5,237,499        9,559,355         9,864,883
                                                     ---------         ---------        ---------         ---------

EXPENSES:
     Salaries and related benefits                   2,473,535         2,021,008        5,014,909         3,968,528
     Sales promotion and support                       677,224           936,113        1,100,906         1,385,573
     Occupancy                                         201,983           129,923          369,712           278,075
     Professional fees                                 149,175            55,122          357,992           281,940
     Depreciation and amortization                     146,007           117,712          288,734           226,331
     Courier and postage                                86,520            87,400          203,044           169,329
     Equipment                                          86,983            72,692          159,626           141,237
     Stationery and supplies                            78,859            69,691          173,654           155,594
     Travel and entertainment                           75,807            89,186          112,959           106,503
     Insurance expense                                  52,095            45,589           86,461            86,621
     Other miscellaneous expenses                       47,158            15,705           84,675            38,465
                                                        ------            ------           ------            ------

         TOTAL EXPENSES                              4,075,346         3,640,141        7,952,672         6,838,196
                                                     ---------         ---------        ---------         ---------

INCOME FROM OPERATIONS                               1,249,321         1,597,358        1,606,683         3,026,687

PROVISION FOR INCOME TAXES                             515,090           650,747          669,779         1,230,400
                                                       -------           -------          -------         ---------

NET INCOME                                       $     734,231    $      946,611     $    936,904    $    1,796,287
                                                 ======+======    ==============     ============    ==============




EARNINGS PER SHARE:

     Weighted average shares outstanding            26,848,054        27,610,431       26,672,941        27,613,502

     Earnings per share from operations          $         .05    $         .06     $         .06    $          .11
     Provision for income taxes                            .02              .02               .02               .04
                                                           ---              ---               ---               ---

     Earnings per share                          $         .03    $         .04     $         .04    $         . 07
                                                 =============    =============     =============    ==============


     See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity
(Unaudited)


                                                          Paid-in Capital
                                                             Retirement
                              Series A Common Stock        Retirement of    Accumulated       Unrealized
                             Shares           Amount       Common Stock       Deficit       Gains/(Losses)       Total

  Balance
  January 1, 1997          20,800,791     $3,532,071      $310,110         $(3,332,887)      $    52,741      $   562,035

  Net income for the
  six months ended
  June 30, 1997                                                                936,904                            936,904

  Redemption and
  retirement of
  common stock               (172,777)      (135,378)      108,083                                                (27,295)

  Unrealized losses on
  investments                                                                                   (125,999)        (125,999)

  Deferred taxes on
  unrealized losses                                                                               50,573           50,573
                           ----------     ----------      --------         -----------       -----------       ----------
  Balance
  June 30, 1997            20,628,014     $3,396,693      $418,193         $(2,395,983)      $   (22,685)      $1,396,218
                           ==========     ==========      ========         ===========       ===========       ==========

     See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                   For the Six Months Ended
                                                                                           June 30,
                                                                                  1997                    1996


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $      936,904          $    1,796,287
     Adjustments to reconcile net income to cash provided by
         operating activities:
             Depreciation and amortization of fixed assets                       285,663                 224,400
             Amortization of organization costs                                    3,071                   1,931
             Amortization/accretion of investments                                (8,192)                (17,687)
             Realized loss (gain) on sales of investments                         28,994                  (2,526)
             Changes in assets and liabilities
                 Net change in accounts receivable                              (203,175)                972,889
                 Net change in marketing supplies inventory                       22,765                  24,091
                 Net change in prepaid expenses                                  (91,744)               (149,449)
                 Net change in income taxes receivable and payable               276,234                  69,389
                 Net change in deferred tax assets                               238,545                 334,412
                 Net change in accounts payable                                  (64,826)                   (555)
                 Net change in accrued liabilities                              (416,258)                256,861
                 Net change in other assets and liabilities                       53,919                (251,977)
                                                                                  ------                --------
                 Net cash provided by operating activities                     1,061,900               3,258,066
                                                                               ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments                                                (20,880,107)            (10,008,309)
     Proceeds from sales and maturities of investments                        24,359,825               6,571,304
     Purchases of fixed assets                                                  (841,574)               (267,682)
     Purchase of organization costs                                               (3,034)                     --
                                                                                  ------                      --
                    Net cash provided by (used in) investing activities        2,635,110              (3,704,687)
                                                                               ---------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Redemptions and retirement of common stock                                 (184,576)                (12,810)
     Repayment of note payable                                                        --                 (87,688)
                                                                                      --                 -------
                    Net cash used in financing activities                       (184,576)               (100,498)
                                                                                --------                --------

INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                                      3,512,434                (547,119)
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                       2,202,596               1,496,631
                                                                               ---------               ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    5,715,030          $      949,512
                                                                          ==============          ==============

     See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.   Financial Information

     The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles and include the accounts of Regan Holding Corp. and its wholly-owned subsidiaries, Legacy Marketing Group ("LMG"), Legacy Financial Services, Inc., and LifeSurance Corporation. All intercompany transactions have been eliminated.

     The statements are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The results for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year. Users of these financial statements are encouraged to refer to the Annual Report on Form 10-K for the year ended December 31, 1996 for additional disclosure.

2.   Commitments and Contingencies

     A report on Form 8-K was filed on January 21, 1997, to inform security holders that in December, 1996, LMG and American National Insurance Company (collectively, the "Co-defendants") were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama, alleging misrepresentation and price discrimination in connection with the sale of certain annuity products issued by American National Insurance Company and marketed by LMG. The outcome of the lawsuit cannot be determined. However, the Company's management believes that the suit is without merit and intends to defend itself vigorously.

3.   Redeemable Common Stock

     The Company is obligated to repurchase certain of its shares of common stock, pursuant to various agreements under which the stock was issued. During the second quarter of 1997, 45,282 shares of redeemable Series A common stock were redeemed and retired for $35,317. During the first quarter of 1997, 39,698 shares of redeemable Series A common stock were redeemed and retired for $27,789 and 752 shares of redeemable Series B common stock were redeemed and retired for $526. The excess of original proceeds over the redemption value has been reflected as additional paid-in capital in the accompanying financial statements. Such amounts totaled $47,819 during the second quarter of 1997 and $45,830 during the first quarter of 1997. At June 30, 1997, the number of remaining shares of redeemable Series A and Series B common stock totaled 5,684,106 and 609,574, respectively.

4.   Comprehensive Income

     In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company does not believe that SFAS No. 130 will have a material impact on its financial statements.

5.   Segment Reporting

     In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company does not believe SFAS No. 131 will have a material impact on its financial statements.

6.   Concentration of Risk

     At June 30, 1997, $4.0 million included in cash and cash equivalents was invested in commercial paper issued by one brokerage firm. The remainder of the Company's cash and investments was diversified at June 30, 1997.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Except for historical information contained herein, the matters discussed in this report contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially.

Results of Operations

Summary--During the quarter ended June 30, 1997, the Company recorded net income of $734,000, or $.03 per share, compared with $947,000, or $.04 per share, during the quarter ended June 30, 1996. During the six months ended June 30, 1997, the Company recorded net income of $937,000, or $.04 per share, compared with $1,796,000, or $.07 per share, during the six months ended June 30, 1996. As discussed below, the decreases between periods are attributable primarily to increases in expenses.

Income--Total income increased to $5,325,000 during the quarter ended June 30, 1997, from $5,237,000 during the corresponding quarter in 1996. This increase is due primarily to increases in administrative fees. Total income decreased to $9,559,000 during the six months ended June 30, 1997, from $9,865,000 during the six months ended June 30, 1996. This decrease resulted primarily from decreases in the volume of premium placed in force.

Sales by the Company's distribution network for the two insurance companies for which the Company markets and administers insurance policies (the "Carriers"), resulted in premium placed inforce of approximately $175,834,000 during the quarter ended June 30, 1997, compared with $183,221,000 during the quarter ended June 30, 1996, and $322,466,000 during the six months ended June 30, 1997, compared with $341,627,000 during the six months ended June 30, 1996. These decreases are attributable largely to changes in product strategies and lower than anticipated renewal rates on products of one of the Carriers. Such decreases were offset in part, however, by favorable market acceptance of new products introduced on behalf of the other Carrier. As a result of the decreases in premium, marketing allowances and commission income, combined, decreased slightly to $4,256,000 during the second quarter of 1997, from $4,287,000 during the comparable period in 1996, and to $7,545,000 during the six months ended June 30, 1997, from $7,900,000 during the comparable period in 1996.

Administrative fees increased 18%, to $905,000, during the three months ended June 30, 1997, from $765,000 during the three months ended June 30, 1996, and remained consistent at $1,590,000 during the six months ended June 30, 1997, compared with $1,623,000 during the same period in 1996. The increase between quarters is due to an increase in the number of policies administered and to a shift in policies administered to those which generate higher administrative fees. On a year to date basis, the increase in administrative fees resulting from these factors was offset by a decrease in the number of policies issued and a reduction in certain administrative fees per policy under the Company's processing agreement with one of the Carriers.

Investment income represents earnings from investments in marketable securities. Such earnings decreased to $120,000 during the quarter ended June 30, 1997, from $183,000 during the quarter ended June 30, 1996, and to $313,000 during the six months ended June 30, 1997, from $317,000 during the six months ended June 30, 1996. The decrease between quarters is due primarily to decreases in the amount of assets invested and to losses incurred during the second quarter of 1997 on sales of assets under investment.

Expenses--Expenses totaled $4,075,000 during the quarter ended June 30, 1997, compared with $3,640,000 during the quarter ended June 30, 1996, and $7,953,000 during the six months ended June 30, 1997, compared with $6,838,000 during the six months ended June 30, 1996. These increases are largely attributable to increases in salaries and related expenses, which constitute the Company's predominant expense.

Salaries and related benefits expense increased 22%, to $2,474,000, during the quarter ended June 30, 1997, from $2,021,000 during the comparable period in 1996. This increase is due to an increase in the average number of full-time equivalent employees to 182 during the quarter ended June 30, 1997, from 147 during the comparable period in 1996. Salaries and related benefits expense increased 26%, to $5,015,000, during the six months ended June 30, 1997, from $3,969,000 during the comparable period in 1996. This increase was also due to an increase in the average number of full time equivalent employees to 177 during the six months ended June 30, 1997, from 140 during the comparable period in 1996. These increases in employment are largely attributable to preparation for projected increases in sales of annuity, life, and variable products. However, such projected increases in sales may not be realized if new products are not introduced as planned or if market acceptance of such products is not as favorable as anticipated.

Sales promotion and support expense decreased, as a percentage of income, to 13% during the three months ended June 30, 1997, from 18% during the same period in 1996, and to 12% during the six months ended June 30, 1997, from 14% during the same period in 1996. These decreases are due primarily to an increase in the second quarter of 1996 in the accrual for the Company's annual national sales incentive meeting.

Professional fees increased to $149,000 during the quarter ended June 30, 1997, from $55,000 during the same quarter in 1996, and to $358,000 during the six months ended June 30, 1997, from $282,000 during the same period in 1996, due primarily to consulting costs incurred during the second quarter of 1997 related to information systems development.

Occupancy expense increased to $202,000 during the quarter ended June 30, 1997, from $130,000 during the quarter ended June 30, 1996, and to $370,000 during the six months ended June 30, 1997, from $278,000 during the six months ended June 30, 1996. These increases are due primarily to rent and other occupancy expenses related to the leasing of additional office space, which became effective in November, 1996.

Provision for Income Taxes--The Company files consolidated returns for federal income tax purposes. In prior years, the Company experienced both federal and state net operating losses ("NOLS") that can be used to offset taxes payable in current and future profitable years. The federal NOL carryforwards were fully utilized as of December 31, 1996. In addition, the Company has recorded federal and state alternative minimum tax ("AMT") credit carryforward benefits. Included in deferred tax assets at June 30, 1997, are state NOL tax benefits of $157,000 and federal and state AMT credit carryforwards of $869,000 and $347,000, respectively. The state NOL carryforwards expire December 31, 1997. The AMT credit carryforwards have no expiration date. Realization of the state NOL carryforwards is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realized could, however, be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Liquidity and Capital Resources

The Company's business is not capital intensive. Cash and investments, combined, remained consistent at $10.0 million at June 30, 1997, compared with $10.1 million at June 30, 1996. The Company's assets remained liquid, with cash and investments representing 64% of the Company's total assets at June 30, 1997, compared to 65% at December 31, 1996.

At June 30, 1997, $4.0 million included in cash and cash equivalents was invested in commercial paper issued by one brokerage firm. The remainder of the Company's cash and investments was diversified at June 30, 1997.

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by this reference.

Item 6. Exhibits and Reports on Form 8-K

(a)  Index to Exhibits

     Exhibit 27    Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        REGAN HOLDING CORP.



 Date:  August 12, 1997      Signature: /s/ Lynda Regan
                                        Lynda Regan,
                                        Chief Executive Officer



 Date:  August 12, 1997      Signature: /s/ R. Preston Pitts
                                        R. Preston Pitts,
                                        President