Form 10-Q
period 1997-09-30
REGAN HOLDING CORP
filed 1997-11-14
CIK 870069

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997, or

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

                                 Yes  X      No
                                     ---         ---

     The number of shares outstanding of the registrant's common stock, as of October 31, 1997 was:

          Common Stock-Series A                   26,190,711
          Common Stock-Series B                      609,574


                          PART I FINANCIAL INFORMATION

Item 1.       Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

                                              September 30,       December 31,
                                                  1997                1996
                                               (Unaudited)         (Audited)
ASSETS:
   Cash and cash equivalents                  $ 1,606,776        $ 2,202,596
   Investments                                  9,206,571          7,947,207
   Accounts receivable                          1,022,676            511,710
   Prepaid expenses                               563,454            361,950
   Marketing supplies inventory                   211,720            251,979
   Income taxes receivable                             --            179,746
                                              -----------        -----------
       Total current assets                    12,611,197         11,455,188
                                              -----------        -----------
   Net fixed assets                             2,502,948          1,741,388
   Organization costs-net                          29,431             23,820
   Deferred tax assets                          1,470,877          1,600,150
   Other assets                                   417,614            604,356
                                              -----------        -----------
      TOTAL ASSETS                            $17,032,067        $15,424,902
                                              ===========        ===========

LIABILITIES, REDEEMABLE COMMON STOCK,
     AND SHAREHOLDERS' EQUITY:

LIABILITIES:
   Accounts payable                           $   164,839        $   170,738
   Income taxes payable                           348,074                 --
   Accrued liabilities                          1,886,703          2,032,387
                                              -----------        -----------
      Total current liabilities                 2,399,616          2,203,125
                                              -----------        -----------
   Loan payable                                   132,285            132,285
   Deferred incentive compensation                132,727            184,456
                                              -----------        -----------
      Total non-current liabilities               265,012            316,741
                                              -----------        -----------
      TOTAL LIABILITIES                         2,664,628          2,519,866
                                              -----------        -----------

COMMITMENTS AND CONTINGENCIES                          --                 --

REDEEMABLE COMMON STOCK                        11,988,205         12,343,001
                                              -----------        -----------

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value,
      100,000,000 shares authorized,
      no shares issued or outstanding                  --                 --
   Series A common stock, no par value,
      45,000,000 shares authorized,
      20,625,014 and 20,800,791 shares
      issued and outstanding at
      September 30, 1997 and
      December 31, 1996, respectively           3,396,663          3,532,071
   Paid-in capital from redemptions and
      retirement of common stock                  529,223            310,110
   Accumulated deficit                         (1,565,377)        (3,332,887)
   Net unrealized gains on investments             18,725             52,741
                                              -----------        -----------
      TOTAL SHAREHOLDERS' EQUITY                2,379,234            562,035
                                              -----------        -----------
      TOTAL LIABILITIES, REDEEMABLE COMMON
      STOCK & SHAREHOLDERS' EQUITY            $17,032,067        $15,424,902
                                              ===========        ===========

          See accompanying notes to consolidated financial statements.


REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Income Statements
(Unaudited)

                                         For the Three Months Ended    For the Nine Months Ended
                                                September 30,                September 30,
                                         --------------------------    -------------------------
                                             1997           1996           1997           1996
                                             ----           ----           ----           ----
INCOME:
   Marketing allowances                  $ 3,231,598    $ 2,262,869    $ 8,492,401    $ 7,819,586
   Commission income                       1,448,541        965,994      3,732,659      3,309,537
   Administrative fees                       950,330        684,811      2,515,183      2,289,044
   Investment income                         164,185        189,719        476,768        506,927
   Other income                               54,695          4,627        191,693         47,809
                                         -----------    -----------    -----------    -----------

      TOTAL INCOME                         5,849,349      4,108,020     15,408,704     13,972,903
                                         -----------    -----------    -----------    -----------

EXPENSES:
   Salaries and related benefits           2,673,329      2,126,998      7,688,238      6,095,526
   Sales promotion and support               642,647        330,655      1,743,553      1,719,844
   Occupancy                                 272,472        140,740        642,184        418,815
   Professional fees                         159,196        211,495        517,188        493,435
   Depreciation and amortization             199,456        122,163        459,219        348,494
   Courier and postage                       166,651         97,428        369,695        266,757
   Stationery and supplies                   109,422         61,173        269,048        216,767
   Equipment                                  93,459         77,054        267,113        218,291
   Travel and entertainment                   83,812         68,147        196,771        174,650
   Insurance                                  42,636         41,021        129,097        127,642
   Other miscellaneous expenses               10,040         16,262        123,686         51,111
                                         -----------    -----------    -----------    -----------

      TOTAL EXPENSES                       4,453,120      3,293,136     12,405,792     10,131,332
                                         -----------    -----------    -----------    -----------

INCOME FROM OPERATIONS                     1,396,229        814,884      3,002,912      3,841,571

PROVISION FOR INCOME TAXES                   565,623        329,971      1,235,402      1,560,371
                                         -----------    -----------    -----------    -----------

NET INCOME                               $   830,606    $   484,913    $ 1,767,510    $ 2,281,200
                                         ===========    ===========    ===========    ===========


EARNINGS PER SHARE:

   Weighted average shares outstanding    26,865,131     27,584,620     26,937,299     27,603,756

   Earnings per share from operations    $       .05    $       .03    $       .11    $       .14
   Provision for income taxes                    .02            .01            .04            .06
                                         -----------    -----------    -----------    -----------

   Earnings per share                    $       .03    $       .02    $       .07    $       .08
                                         ===========    ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.


REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity
(Unaudited)

                                                     Paid-in
                          Series A Common Stock    Capital from
                          ---------------------    Retirement of   Accumulated    Unrealized
                          Shares        Amount     Common Stock      Deficit    Gains/(Losses)     Total
                          ------        ------     -------------   -----------  --------------     -----
Balance
 January 1, 1997        20,800,791   $ 3,532,071   $   310,110   $ (3,332,887)   $   52,741   $   562,035
Net income for the
 nine months ended
 September 30, 1997                                                 1,767,510                   1,767,510
Redemptions and
 retirement of
 common stock             (175,777)     (135,408)      219,113                                     83,705
Unrealized losses on
 investments                                                                        (56,982)      (56,982)
Deferred taxes on
 unrealized losses                                                                   22,966        22,966
                        ----------   -----------   -----------   ------------    ----------   -----------
Balance
 September 30, 1997     20,625,014   $ 3,396,663   $   529,223   $ (1,565,377)   $   18,725   $ 2,379,234
                        ==========   ===========   ===========   ============    ==========   ===========


          See accompanying notes to consolidated financial statements.


REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                                                   For the Nine Months Ended
                                                                         September 30,
                                                                 ---------------------------
                                                                     1997            1996
                                                                     ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $ 1,767,510     $ 2,281,200
   Adjustments to reconcile net income to cash provided by
     operating activities:
        Depreciation and amortization of fixed assets                454,190         345,598
        Amortization of organization costs                             5,029           2,896
        Amortization/accretion of investments                        (24,547)        (26,756)
        Realized loss (gain) on sales of investments                  28,686          (2,526)
        Changes in assets and liabilities
           Net change in accounts receivable                        (510,966)        815,551
           Net change in prepaid expenses                           (201,504)       (191,104)
           Net change in marketing supplies inventory                 40,259         (44,210)
           Net change in income taxes receivable and payable         527,820        (181,386)
           Net change in deferred tax assets                         152,239         438,954
           Net change in accounts payable                             (5,899)         45,551
           Net change in accrued liabilities                        (145,684)        557,415
           Net change in other assets and liabilities                135,013        (407,728)
                                                                 -----------     -----------
              Net cash provided by operating activities            2,222,146       3,633,455
                                                                 -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments                                      (11,060,306)    (13,561,338)
   Proceeds from sales and maturities of investments               9,739,821       9,270,118
   Purchases of fixed assets                                      (1,215,750)       (318,057)
   Purchase of organization costs                                    (10,640)             --
                                                                 -----------     -----------
              Net cash used in investing activities               (2,546,875)     (4,609,277)
                                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemptions and retirement of common stock                       (271,091)        (25,755)
   Repayment of note payable                                              --         (87,688)
                                                                 -----------     -----------
              Net cash used in financing activities                 (271,091)       (113,443)
                                                                 -----------     -----------
DECREASE IN CASH AND CASH EQUIVALENTS                               (595,820)     (1,089,265)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     2,202,596       1,496,631
                                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 1,606,776     $   407,366
                                                                 ===========     ===========


          See accompanying notes to consolidated financial statements.


REGAN HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.   Financial Information

     The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles and include the accounts of Regan Holding Corp. and its wholly-owned subsidiaries, Legacy Marketing Group ("LMG"), Legacy Financial Services, Inc., and LifeSurance Corporation (collectively referred to herein as the "Company"). All intercompany transactions have been eliminated.

     The statements are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The results for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the entire year. Users of these financial statements are encouraged to refer to the Annual Report on Form 10-K for the year ended December 31, 1996, for additional disclosure.

2.   Commitments and Contingencies

     In December, 1996, LMG and American National Insurance Company were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama, alleging misrepresentation and price discrimination in connection with the sale of certain annuity products issued by American National Insurance Company and marketed by LMG. The outcome of the lawsuit cannot be determined at this time. However, the Company's management believes that the suit is without merit and intends to defend the Company vigorously.

3.   Redeemable Common Stock

     The Company is obligated to repurchase certain of its shares of common stock, pursuant to various agreements under which the stock was issued. During the nine months ended September 30, 1997, redeemable common stock was redeemed and retired as follows:

                               Series A Redeemable        Series B Redeemable         Total Redeemable
                                  Common Stock               Common Stock               Common Stock
                               -------------------        -------------------         ----------------
                                           Carrying                  Carrying                    Carrying
                                          (Issuance)                (Issuance)                  (Issuance)
                              Shares        Amount       Shares       Amount        Shares        Amount
                              ------      ----------     ------     ----------      ------      ----------
     Balance
      December 31, 1996     5,769,086    $10,512,023    610,326    $ 1,830,978    6,379,412    $12,343,001
     Redemptions and
      retirement of
      common stock           (189,817)      (352,540)     (752)         (2,256)    (190,569)      (354,796)
                            ---------    -----------    -------    -----------    ---------    -----------
     Balance
      September 30, 1997    5,579,269    $10,159,483    609,574    $ 1,828,722    6,188,843    $11,988,205
                            =========    ===========    =======    ===========    =========    ===========

4.   Reclassification

     For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassification had no impact on the Company's net income or shareholders' equity.


Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Except for historical information contained herein, the matters discussed in this report contain forward looking statements that involve risk and uncertainties that could cause actual results to differ.

Results of Operations

     Summary--The Company's net income increased approximately $346,000, or 71.3%, in the third quarter of 1997, from the comparable period in 1996. This increase is attributable primarily to increases in revenue, as discussed below. For the nine months ended September 30, 1997, however, the Company's net income decreased $514,000, or 22.5%, from the nine months ended September 30, 1996. This decrease is due primarily to increases in expenses, as discussed below.

     Income--The Company's major sources of income are marketing allowances, commission overrides and administrative fees from sales and administration of annuity and life insurance products on behalf of the two insurance companies for which the Company markets and administers policies (the "Carriers"). Levels of marketing allowances and commission overrides are directly related to the volume of sales of such products. Administrative fees are a function not only of product sales, but also administration of the policies inforce and producer appointments. Total income increased approximately $1,741,000, or 42.4%, in the three months ended September 30, 1997, from the corresponding period in 1996, and increased approximately $1,436,000, or 10.3%, in the nine months ended September 30, 1997, from the corresponding period in 1996. These increases resulted primarily from increases in sales volume, as discussed below.

     Marketing allowances and commission income, combined, increased approximately $1,500,000, or 45.0%, in the third quarter of 1997, from the comparable period in 1996, and increased approximately $1,096,000, or 9.8%, during the nine months ended September 30, 1997, from the nine months ended September 30, 1996. These increases are due primarily to increases in the volume of sales by the Company's distribution network. During the three months ended September 30, 1997 and 1996, premium placed inforce for the Carriers totaled approximately $203,445,000 and $139,766,000, respectively, representing a 45.6% increase. During the nine months ended September 30, 1997 and 1996, premium placed inforce totaled approximately $525,911,000 and $481,392,000, respectively, representing a 9.2% increase.

     Administrative fees increased approximately $266,000, or 38.8%, during the three months ended September 30, 1997, compared to the corresponding period in 1996, and increased approximately $226,000, or 9.9%, during the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996. These increases are due primarily to increases in the number of policies sold and administered and to a shift in policies administered to those which generate higher administrative fees.

     During 1997, the Company marketed and administered insurance products for only two Carriers, American National Insurance Company ("American National") and IL Annuity and Insurance Company ("IL Annuity"). During the three months ended September 30, 1997, approximately 32.7% and 61.6% of the Company's total revenue resulted from agreements with American National and IL Annuity, respectively, and during the nine months ended September 30, 1997, approximately 42.2%% and 51.0% of the Company's total revenue resulted from agreements with American National and IL Annuity, respectively. This shift between Carriers is attributed primarily to changes in product strategies and lower than anticipated renewal rates on one of the Carrier's products.

     Expenses--Total expenses increased approximately $1,160,000, or 35.2%, in the quarter ended September 30, 1997, from the same quarter in 1996, and increased approximately $2,274,000, or 22.4%, during the nine months ended September 30, 1997, from the corresponding period in 1996. These increases are attributable primarily to increases in compensation, sales promotion and occupancy expenses as discussed below.

     As a service organization, the Company's primary expenses are salaries and related employee benefits. These expenses increased approximately $546,000, or 25.7%, in the three months ended September 30, 1997, from the comparable period in 1996, and increased approximately $1,593,000, or 26.1% in the nine months ended September 30, 1997, from the comparable period in 1996. These increases are due to an increase in the average number of full-time equivalent employees to 192 during the third quarter of 1997, from 158 during the third quarter of 1996, a 23.9% increase, and to 179 full time equivalents during the nine months ended September 30, 1997, from 148 during the comparable period in 1996, a 23.0% increase. Increases in employment are largely attributable to preparation for projected increases in sales of insurance products. However, such projected increases in sales may not be realized if new products are not introduced as planned or if market acceptance of such products is not as favorable as anticipated. Salaries and related benefits also increased due to the addition of personnel at higher pay levels.

     Sales promotion and support expense consists primarily of costs related to the Company's annual national sales conventions and to various sales training activities. Also included in sales promotion and support expense is the cost of designing and printing of sales brochures for use by producers. It is expected that these expenses will continue to be a major element of the Company's cost structure as attendance at the national sales conventions increases, as the number of producers marketing products for the Company increases, and as new products are introduced. This expense represented 11.0% and 8.0% of total revenues during the three months ended September 30, 1997 and 1996, respectively. The increase between quarterly periods is due primarily to an increase in the third quarter of 1997 in the accrual for the Company's annual national sales conventions.

     Occupancy expense increased approximately $131,000, or 93.6%, in the third quarter of 1997 from the third quarter of 1996, and increased approximately $223,000, or 53.3%, in the nine months ended September 30, 1997, from the same period in 1996. These increases are attributable primarily to the leasing of additional office space in November of 1996, and to increases in telephone and utilities expenses resulting from increases in employment and an overall increase in the volume of sales, as discussed above.

     Professional fees decreased approximately $53,000, or 24.7%, in the three months ended September 30, 1997, from the same period in 1996, and increased approximately $24,000, or 4.8%, during the nine months ended September 30, 1997, from the same period in 1996. The decrease between quarters is due primarily to lower legal costs incurred in 1997 related to the Annual Meeting of Shareholders than were incurred in 1996, as the 1996 meeting was the Company's first. In spite of this decrease in legal fees during the third quarter of 1997, however, professional fees increased slightly between nine month periods due to consulting fees incurred during 1997 related to various information systems projects in progress.

     Depreciation and amortization expense increased approximately $77,000, or 63.3%, in the third quarter of 1997, from the third quarter of 1996, and increased approximately $111,000, or 31.8%, in the nine months ended September 30, 1997, from the comparable period in 1996. These increases are due primarily to acquisitions of fixed assets during each respective period in 1997. Such acquisitions were necessary to improve newly leased office space and to accommodate increases in employment, as discussed above. The increase in this expense was partially offset by a change in the mix of fixed assets to those which are depreciated over a longer period of time, and thereby result in lower depreciation and amortization expense.

     Provision for Income Taxes-- Included in deferred tax assets at September 30, 1997, are state net operating loss ("NOL") tax benefits of $99,000, which expire December 31, 1997. Realization of the state NOL carryforwards is dependent on generating sufficient taxable income prior to expiration. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realized could, however, be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Liquidity and Capital Resources

     The Company's ability to mobilize its assets remained strong, with cash and investments representing 63.5% of the Company's total assets at September 30, 1997.


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

     In December, 1996, LMG and American National were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama, alleging misrepresentation and price discrimination in connection with the sale of certain annuity products issued by American National and marketed by LMG. (See Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which is incorporated herein by this reference.) In August, 1997, the case was remanded back to the Circuit Court of Jefferson County, Alabama. The outcome of the lawsuit cannot be determined at this time. The Company's management believes that the suit is without merit and intends to defend vigorously.

Item 4.  Submission of Matters to a Vote of Security-Holders

     The following matters were submitted to a vote of the shareholders of the Company at the Annual Meeting of Shareholders, which was held on August 22, 1997. The results of shareholder votes were as follows:

                                                                                        Broker
                                                      For        Against    Abstain    Non-Votes
                                                      ---        -------    -------    ---------
     (i)   Approval of the Regan Holding Corp.
           1998 Stock Option Plan                  17,988,732    989,669     78,926           --

     (ii)  Ratification of the Appointment of
           Coopers & Lybrand L.L.P., as the
           principal independent accountants
           for the Company for the year ended
           December 31, 1997                       19,025,711      2,523     29,093           --

Item 6.  Exhibits and Reports on Form 8-K

(a)  Index to Exhibits

     Exhibit 27       Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     REGAN HOLDING CORP.


     Date:  November 13, 1997     Signature:  /s/ R. Preston Pitts
	  -----------------------	    -----------------------------------
                                             R. Preston Pitts,
                                             President


     Date:  November 13, 1997     Signature:  /s/ David A. Skup
	  -----------------------	    -----------------------------------
                                             David A. Skup,
                                             Chief Financial Officer