Form 10-K
period 1997-12-31
REGAN HOLDING CORP
filed 1998-03-31
CIK 870069

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended December 31, 1997, or

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

                                   $11,752,931

     There  is  currently  no  trading  market  for  the   registrant's   stock.
Accordingly, the foregoing is based on the price at which the registrant has repurchased its stock during the past 60 days.

                          Index to Exhibits on Page 28


                APPLICABLE TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                              Yes             No


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares outstanding of each of the registrant's classes of common stock as of March 15, 1998, including redeemable common stock, was:

          Common Stock-Series A                          26,081,540
          Common Stock-Series B                             600,618


                       DOCUMENTS INCORPORATED BY REFERENCE

     The  issuer's   definitive  Proxy  Statement  for  the  Annual  Meeting  of
Shareholders to be held May 27, 1998, is incorporated by reference into Part III of this document.


                                     PART I

Item 1.  Description of Business

     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially.

     Regan Holding Corp. (the "Company") is a California corporation, engaged primarily in the marketing and administration of life insurance and annuity products on behalf of unaffiliated insurance carriers.

     The Company, through its wholly-owned subsidiary Legacy Marketing Group ("LMG"), has entered into Marketing Agreements (the "Marketing Agreements") with American National Insurance Company ("American National") and IL Annuity and Insurance Company ("IL Annuity"), collectively referred to herein as the "Carriers." American National is an unaffiliated company with over $1.5 billion in capital and surplus and is rated "A++" by A.M. Best. IL Annuity is also an unaffiliated company, with over $13 million in capital and surplus and is rated "A" by A.M. Best. The Marketing Agreements grant the Company the exclusive right to market certain annuity and life insurance products issued by the Carriers (the "Policies"). Under the terms of the Marketing Agreements, the Company is responsible for the recruiting, training, managing and supervising of producers in the sale of the Policies. For these services, the Carriers pay the Company marketing allowances and commissions based on the volume of Policies sold.

     The Company has also entered into Insurance Processing Agreements (the "Processing Agreements") with the Carriers pursuant to which the Company provides clerical, administrative and accounting services with respect to the Policies. Such services include billing, collecting and remitting cash on the Policies. However, all cash receipts are deposited into accounts maintained by the Carriers and all cash remitted is paid from accounts maintained by the Carriers. For providing such services, the Company is paid on a per transaction basis with the amount of the fee depending on the type of policy.

     The Marketing and Processing Agreements with American National expire on June 1, 1998, and with IL Annuity on December 31, 2005, but may be renewed by mutual agreement for successive one year terms. The Agreements may be terminated by either party upon 180 days notice without cause, and may be terminated by either party immediately for cause. In addition, the Marketing Agreements will terminate automatically at the end of any calendar quarter upon failure of the Company to meet certain quarterly minimum production requirements for two successive calendar quarters. The Company is currently negotiating with American National to renew the Marketing and Processing Agreements. Management expects that new agreements will be signed during the second quarter of 1998.

     The Company currently markets Policies written in the District of Columbia and in each state of the United States, except Alabama and New York. The
Policies marketed by the Company during 1997 consisted of annuity and life insurance products which have been designed by the Company and which generally have the following features: (i) a contractually guaranteed maximum administrative fee; (ii) multiple cash value strategies; (iii) a guarantee to credit the full and complete net earnings of outside indices; and (iv) a guarantee that the cost of insurance will be no greater than the yearly renewable term rates provided by the reinsurers of the Policies, with changes in the cost of insurance resulting solely from changes in the Policies' future experience factors.

     During 1997, American National and IL Annuity were the only insurance companies for which the Company marketed insurance products. Approximately 36.2% and 57.0% of the Company's total revenue during 1997 resulted from agreements with American National and IL Annuity, respectively.

     Neither the Marketing Agreements nor the Processing Agreements prevent the Company from entering into similar arrangements with other insurance companies. However, under the terms of the Marketing Agreements, the Company is obligated to give the Carriers the opportunity to participate in the marketing of any new products developed by the Company.

     The Company currently markets the Policies through a network consisting of over 12,000 independent insurance producers that have entered into producer agreements with LMG (the "Producers"), pursuant to which, the services of the Producers are provided on a non-exclusive basis. The agreements may be terminated immediately by either the Producer or the Company.

     LMG's sales network is built on a multi-level structure, with Producer compensation based on sales volume. The pay-for-performance Producer contract contains a nine-level "open book" design, which provides financial motivation to retail Producers to build an organization of Producers constituting a hierarchy, thereby contributing to their own financial growth and to the growth of the Company. Except for the first level, each Producer level has commission and/or agency building requirements that must be met before the Producer may advance to the next level. Advancements to higher levels can occur as often as every three months. Producers at the highest levels are considered Wholesalers.

     LMG provides tools and services that assist Wholesalers with recruiting, training and support responsibilities associated with the Producers in their hierarchy. In addition, LMG assists Producers with programs designed to increase their sales and better serve their clients. Recruiting and training programs include visual presentations, product videos and seminars, advertising material guidelines and sales flip charts. LMG also produces product information, sales brochures, pre-approved advertisements and recruiting material.

     Through its wholly-owned broker-dealer subsidiary, Legacy Financial Services, Inc. ("LFS"), which is registered with the National Association of Securities Dealers (the "NASD"), the Company engages in the offering and sale of variable annuity and life insurance products, mutual funds and debt and equity securities (collectively, the "Products") on a fully disclosed basis. LFS has entered into agreements (the "Agreements") with various entities licensed to sell the Products. The Agreements grant LFS the non-exclusive right to solicit sales of the Products through its network of independent representatives and to provide certain marketing and administrative services in order to facilitate sales of the Products. Under the Agreements, the Company is compensated based upon pre-determined percentages of production. The Agreements may be terminated by any party upon 30 days written notice. Sales of the Products pursuant to the Agreements began during the first quarter of 1996.

     There were approximately 215 full-time equivalent employees of the Company as of March 15, 1998.

Competitive Business Conditions

     The life insurance and annuity business is highly competitive. The Company faces competition from various companies and organizations, including banks, which have substantially greater assets, financial resources and market acceptance. The Company's distribution system relies on independent insurance Producers to be able to effectively market its products competitively. Maintaining relationships with Producers requires getting new products to the market in an efficient and timely manner, offering competitive commission schedules, and providing superior marketing training and support.

Regulatory Environment

     LMG is licensed as a third party administrator and/or an insurance agency in several of the United States and, accordingly, is subject to regulation by the various states' Departments of Insurance.

     Increased national attention has forced the National Association of Insurance Commissioners and state insurance departments to re-examine existing laws and regulations affecting insurance companies, especially those involving insurance company solvency, marketing practices, and investment policies. The Company has responded to the increased scrutiny over the marketing of insurance products by instituting strict advertising guidelines, generating consistent materials and testimonies addressing appropriate marketing practices, and including this topic in its bi-annual Wholesaler meetings. While the Company itself is not an insurance company, changes in the regulatory environment which affect the insurance companies with which it contracts can impact its operations.

     As a registered broker-dealer, LFS is subject to regulation by the NASD and the Securities and Exchange Commission (the "SEC"), primarily with respect to registration and supervision of its representatives, payment of commissions, recordkeeping and financial condition. LFS is also registered in several of the United States as a fully disclosed broker-dealer and, as such, is subject to regulation by the various states' Departments of Securities.

Item 2.  Properties

     The Company currently leases approximately 43,300 square feet of office space in Petaluma, California. The current lease expires in October, 2006, and includes a commitment by the Company to lease an additional 10,460 square feet beginning August 1, 1998. Management believes that existing office space, combined with the additional space to be leased in 1998, is adequate for the Company's current operations.

Item 3.  Legal Proceedings

     As a professional services firm engaged in marketing and servicing life insurance and annuity products, the Company encounters litigation in the normal course of business. Management is not aware of any material exposure to the Company resulting from such litigation, except as follows:

     In December, 1996, LMG and American National (collectively, the "Co-defendants") were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama, alleging misrepresentation and price discrimination in connection with the sale of certain annuity products issued by American National and marketed by LMG. The plaintiffs, policyholders Buddie Watson King and Feyrene Zink, sought and received conditional class action certification prior to service of the complaint upon the Co-defendants. In February, 1997, the case was removed to the U. S. Federal District Court in Birmingham, Alabama, and the conditional class action certification was vacated by the federal district court. Thereafter, the federal court remanded the case back to the Circuit Court of Jefferson County, Alabama, where the case is currently pending. The outcome of the lawsuit cannot be determined. However, the Company's management believes that the suit is without merit and intends to defend vigorously. Accordingly, no amounts have been recorded in the financial statements for any losses which may result from the lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders

     No items were submitted to a vote of security holders during the fourth calendar quarter of 1997.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

     There is no established public trading market for the Company's stock. The Company's Series A common stock is held by approximately 1,500 shareholders of record. The Series B common stock is held by approximately 9,800 shareholders of record.

     The Board of Directors of the Company may, at its sole discretion, declare and pay dividends on common stock, subject to capital and solvency restrictions under California law. To date, the Company has not paid any dividends on its common stock. The Company's ability to pay dividends is dependent on the ability of Legacy Marketing Group and Legacy Financial Services, Inc., the Company's wholly-owned subsidiaries, to pay dividends or make other distributions to its parent company. As of December 31, 1997, the Company had an accumulated deficit and does not anticipate paying dividends on any of its outstanding common stock in the foreseeable future.

Item 6.  Selected Consolidated Financial Data

                                                                                                         Five
                                          Year Ended     Year Ended     Year Ended     Year Ended    Months Ended
                                         December 31,   December 31,   December 31,   December 31,   December 31,
                                             1997           1996           1995           1994         1993 (2)
                                         ------------   ------------   ------------   ------------   ------------
Selected Income Statement Data:

   Total Income                          $ 22,581,075   $ 18,237,528   $ 17,153,947   $  7,683,791   $  1,627,210
   Net Income Before
     Extraordinary Item                     3,150,454      2,714,495      4,858,620      5,085,866        473,187
   Basic and Diluted
     Earnings Per Share                  $        .12   $        .10   $        .18   $        .21   $        .02

Selected Balance Sheet Data:

   Total Assets                          $ 19,280,941   $ 15,424,902   $ 12,304,801   $  6,860,778   $  2,128,057
   Total Non Current Liabilities              281,894        316,741        304,557        130,146      1,136,321
   Total Liabilities                        3,621,380      2,519,866      1,762,924      1,287,425      2,199,685
   Redeemable Common Stock                 11,842,651     12,343,001     12,682,750     12,696,412     12,696,412
   Shareholders' Equity (Deficit)           3,816,910        562,035     (2,140,873)    (7,123,059)   (12,768,040)
   Cash Dividends Declared                         --             --             --             --             --

Selected Operating Data:

   Total Premium Placed Inforce (1)      $777,300,000   $626,800,000   $620,000,000   $339,000,000   $ 30,000,000
   Total No. of Policies
     Placed Inforce (1)                        15,060         11,144         12,167          6,118            313

(1) Inforce premium and policies are actually statistics of the Carriers but represent factors which directly affect the Company's revenue.

(2) Operating statements are for the five months ended December 31, 1993. See discussion at "Item 8. Financial Statements and Supplementary Data," Notes to the Consolidated Financial Statements, Note 1(a).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Summary--The Company's net income increased approximately $436,000, or 16.1%, in 1997 compared to 1996. This increase is attributable primarily to increases in income, resulting from increases in premium placed inforce for the Carriers. From 1995 to 1996, however, net income decreased approximately $2.1 million, or 44.1%, due primarily to increases in expenses to accommodate increases in sales, as discussed below.

     Income--The Company's major sources of income are marketing allowances, commission income and administrative fees from sales and administration of annuity and life insurance products on behalf of the Carriers. Levels of marketing allowances and commission income is directly related to the volume of sales of such products. Administrative fees are a function not only of product sales, but also administration of policies inforce and producer appointments. Total income increased approximately $4.3 million, or 23.8%, in 1997 compared to 1996, and increased approximately $1.1 million, or 6.3%, in 1996 compared to 1995. These increases are attributable primarily to increases in sales volume, as discussed below.

     Marketing   allowances   and   commission   income,   combined,   increased
approximately $3.7 million, or, 25.7%, in 1997 from 1996 and increased approximately $633,000, or 4.6%, during 1996 from 1995. These increases are due primarily to increases in the volume of sales by the Company's distribution network for the Carriers. Premium placed inforce for the Carriers totaled approximately $777.3 million, $626.8 million, and $620.0 million during 1997, 1996, and 1995, respectively. This represented a 24.0% increase from 1996 to 1997 and a 1.2% increase from 1995 to 1996. Also contributing to the increases in income were shifts in both 1997 and 1996 to sales of products which yield higher marketing allowances and commission income.

     Administrative fees increased approximately $468,000, or 14.9%, during 1997 compared to 1996, and increased approximately $104,000, or 3.4%, during 1996 compared to 1995. These increases are due primarily to increases in the number of policies sold and administered during the respective periods and to a shift in policies administered to those which generate higher administrative fees.

     During 1997, the Company marketed and administered insurance products for only two Carriers, American National and IL Annuity. During 1997, approximately 36.2% and 57.0% of the Company's total revenue resulted from agreements with American National and IL Annuity, respectively, compared to approximately 87.5% and 5.9%, respectively, during 1996. This shift in income from American National to IL Annuity is attributable primarily to favorable market acceptance of IL Annuity's products.

     Savings and investment income primarily represents earnings from investments in marketable securities. Such earnings decreased approximately $31,000, or 4.3%, in 1997 from 1996, and increased approximately $376,000, or 106.3%, in 1996 from 1995. These fluctuations are attributed primarily to changes in the amount of assets invested.

     Seminar income consists of attendance fees and sales of educational materials related to educational seminars held by the Company. The seminars are designed to stimulate sales of life insurance products through the training of Producers in current estate planning concepts and were first sponsored by the Company during 1997.

     Expenses--Total expenses increased approximately $3.6 million, or 25.9%, during 1997 compared to 1996 and increased approximately $3.3 million, or 31.7%, during 1996 compared to 1995. These increases are attributable primarily to increases in compensation, sales promotion and support, and occupancy expenses as discussed below.

     As a service organization, the Company's primary expenses are salaries and related employee benefits. These expenses increased approximately $2.3 million, or 27.4%, in 1997 from 1996, and increased approximately $2.0 million, or 31.3%, in 1996 from 1995. These increases resulted from increases in the average number of full-time equivalent employees, which rose to 184 during 1997, from 151 during 1996 and 108 during 1995. These increases in employment are largely attributable to preparation for and accommodation of increases in sales of insurance products. Salaries and benefits also increased during 1997 and 1996 due to the addition of personnel at higher pay levels and due to scheduled pay increases for existing employees.

     Sales promotion and support expense consists primarily of costs related to the Company's annual national sales conventions and to various sales training activities. Also included in sales promotion and support expense is the cost of designing and printing sales brochures for use by Producers. It is expected that these expenses will continue to be a major element of the Company's cost structure, as attendance at the national sales conventions increases, as the number of Producers marketing products for the Company increases, and as new products are introduced. This expense increased approximately $333,000, or 14.9%, in 1997 from 1996, due primarily to increased Producer support costs associated with higher sales volume, as discussed above, and increased approximately $869,000, or 63.8%, in 1996 from 1995, due primarily to higher costs associated with the Company's 1996 annual sales convention.

     Occupancy expense increased approximately $244,000, or 37.9%, during 1997 from 1996, and increased approximately $88,000, or 15.8%, during 1996 from 1995. These increases are due primarily to increases in facilities rent expense resulting from the Company's leasing additional office space in November, 1996, and to overall increases in telephone and other utilities expenses which correspond with increases in sales volume and employment, as discussed above.

     Depreciation and amortization expense increased approximately $171,000, or 36.5%, in 1997 from 1996 and increased approximately $99,000, or 26.6%, in 1996 from 1995. These increases are due primarily to acquisitions of fixed assets during 1997 and 1996. Such acquisitions were necessary to improve newly leased office space and to accommodate increases in employment, as discussed above.

Liquidity and Capital Resources

     The Company's business is not capital intensive. Its major expenditures consist primarily of the funding of operating expenses and the purchase of computer upgrades and furniture acquisitions to accommodate new employees, which is generally provided by cash from operations. The Company's future cash flows available to fund operations will depend primarily on the level of sales of annuity and life insurance products and upon the Company's ability to control operating expenses in relation to demand placed upon the organization from increased sales.

     The Company's ability to mobilize its assets remained strong at December 31, 1997, with cash and investments representing 66.8% of the Company's total assets. The Company maintains a significant portion of its assets in cash and investments primarily to support growth in operations, to fund continued product development and potential strategic acquisitions, and as a reserve to cover possible redemptions of certain of the Company's common stock, which is redeemable at the option of shareholders under various agreements with the Company. During 1997, redemption requests received by the Company were not material in amount, either individually or in the aggregate, and the Company believes that its liquid assets are sufficient to meet anticipated requests for redemption. In the unlikely event that all redeemable shares were presented for redemption, the Company believes that such demands could be met by reserves on hand. At December 31, 1997, the redemption value of redeemable common stock was approximately $5.9 million (see "Item 8. Financial Statements and Supplementary Data," Notes to Consolidated Financial Statements, Note 9).

     In conjunction with the leasing of additional office space during 1998, management anticipates that capital expenditures of approximately $420,000 will be made during 1998 for leasehold improvements and furniture and fixtures.

     In order to fund LFS during the start-up phase, the Company has committed to make sufficient contributions to support LFS's operations and to ensure LFS's compliance with financial regulatory requirements through December, 1998. Such contributions totaled $330,000 during 1997.

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

Item 8.  Financial Statements and Supplementary Data

                        Report of Independent Accountants

To the Board of Directors
   Regan Holding Corp.

We have audited the accompanying consolidated balance sheets of Regan Holding Corp. and Subsidiaries as of December 31,1997 and 1996, and the related consolidated statements of income, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regan Holding Corp. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.

San Francisco, California
March 18, 1998


REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

                                          December 31, 1997    December 31, 1996
                                          -----------------    -----------------
ASSETS
     Cash and cash equivalents              $    5,194,332       $    2,202,596
     Investments                                 7,692,279            7,947,207
     Accounts receivable                         1,239,306              511,710
     Prepaid expenses                              572,932              361,950
     Deferred income taxes-current                 488,437                   --
     Marketing supplies inventory                  228,853              251,979
     Income taxes receivable                            --              179,746
                                            --------------       --------------
         Total Current Assets                   15,416,139           11,455,188
                                            --------------       --------------

     Net fixed assets                            2,610,324            1,741,388
     Deferred income taxes-non current             783,477            1,600,150
     Other assets                                  471,001              628,176
                                            --------------       --------------
         Total Non Current Assets                3,864,802            3,969,714
                                            --------------       --------------
         TOTAL ASSETS                       $   19,280,941       $   15,424,902
                                            ==============       ==============

LIABILITIES, REDEEMABLE COMMON STOCK,
AND SHAREHOLDERS' EQUITY

LIABILITIES
     Accounts payable                       $      344,071       $      170,738
     Accrued liabilities                         2,605,854            2,032,387
     Income taxes payable                          389,561                   --
                                            --------------       --------------
         Total Current Liabilities               3,339,486            2,203,125
                                            --------------       --------------

     Loan payable                                  132,285              132,285
     Deferred incentive compensation               149,609              184,456
                                            --------------       --------------
         Total Non Current Liabilities             281,894              316,741
                                            --------------       --------------
         TOTAL LIABILITIES                       3,621,380            2,519,866
                                            --------------       --------------

COMMITMENTS AND CONTINGENCIES (Note 8)                  --                   --

REDEEMABLE COMMON STOCK, Series A and B
(Note 9)                                        11,842,651           12,343,001
                                            --------------       --------------
SHAREHOLDERS' EQUITY
     Preferred stock, no par value:
         Authorized: 100,000,000 shares
         No shares issued or outstanding                --                   --
     Series A common stock, no par value:
         Authorized:  45,000,000 shares
         Issued and outstanding:
         20,614,014 and 20,800,791 shares at
         December 31, 1997 and 1996,
         respectively                            3,382,914            3,532,071
     Paid-in capital from retirement of
     common stock                                  611,559              310,110
     Accumulated deficit                          (182,433)          (3,332,887)
     Net unrealized gains on investments             4,870               52,741
                                            --------------       --------------
         TOTAL SHAREHOLDERS' EQUITY              3,816,910              562,035
                                            --------------       --------------
         TOTAL LIABILITIES, REDEEMABLE COMMON
         STOCK AND SHAREHOLDERS' EQUITY     $   19,280,941       $   15,424,902
                                            ==============       ==============

           See accompanying notes to consolidated financial statements


REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Income Statements

                                                          For the Year Ended December 31,
                                                  1997                 1996                 1995
                                                  ----                 ----                 ----
INCOME
     Marketing allowances                   $   12,386,755       $   10,039,278       $    9,767,414
     Commission income                           5,609,078            4,281,032            3,920,318
     Administrative fees                         3,603,708            3,136,123            3,032,538
     Savings and investment income                 697,593              728,927              353,393
     Seminar income                                220,406                   --                   --
     Other income                                   63,535               52,168               80,284
                                            --------------       --------------       --------------
         Total Income                           22,581,075           18,237,528           17,153,947
                                            --------------       --------------       --------------
EXPENSES
     Salaries and related benefits              10,512,259            8,253,564            6,287,339
     Sales promotion and support                 2,565,200            2,231,978            1,362,689
     Occupancy                                     887,608              643,726              555,679
     Professional fees                             712,129              652,219              766,025
     Depreciation and amortization                 640,614              469,255              370,651
     Courier and postage                           480,175              373,158              255,149
     Stationery and supplies                       399,140              292,695              195,541
     Equipment                                     369,706              287,448              261,691
     Travel and entertainment                      329,611              239,400              196,868
     Insurance                                     165,028              167,154               89,729
     Miscellaneous                                 174,127               74,273               50,758
                                            --------------       --------------       --------------
         Total Expenses                         17,235,597           13,684,870           10,392,119
                                            --------------       --------------       --------------

INCOME FROM OPERATIONS                           5,345,478            4,552,658            6,761,828
PROVISION FOR INCOME TAXES                       2,195,024            1,838,163            1,903,208
                                            --------------       --------------       --------------

NET INCOME                                  $    3,150,454       $    2,714,495       $    4,858,620
                                            ==============       ==============       ==============
EARNINGS PER SHARE

Weighted average shares outstanding             26,895,594           27,540,209           27,563,679

Basic earnings per share                    $          .12       $          .10       $          .18
                                            ==============       ==============       ==============
Diluted earnings per share                  $          .12       $          .10       $          .18
                                            ==============       ==============       ==============


                       See accompanying notes to consolidated financial statements


REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity (Deficit)

                                                         Paid-in                          Net
                                                       Capital from                    Unrealized
                             Series A Common Stock     Retirement of    Accumulated      Gains/
                             Shares         Amount     Common Stock       Deficit       (Losses)        Total
                             ------         ------     -------------    -----------    ----------       -----
Balance
   January 1, 1995         20,964,126    $ 3,801,004    $        --    $(10,906,002)   $  (18,061)   $(7,123,059)

Issuance of stock             106,665          1,067                                                       1,067

Net income for the
   twelve months ended
   December 31, 1995                                                      4,858,620                    4,858,620

Net unrealized losses on
   investments                                                                            207,806        207,806

Deferred taxes on net
   unrealized losses               --             --             --              --       (85,307)       (85,307)
                           ----------    -----------    -----------    ------------    ----------    -----------
Balance
   December 31, 1995       21,070,791      3,802,071             --      (6,047,382)      104,438     (2,140,873)

Redemptions and
   retirement of
   common stock              (270,000)      (270,000)       310,110                                      40,110

Net income for the
   twelve months ended
   December 31, 1996                                                      2,714,495                    2,714,495

Net unrealized losses on
   investments                                                                            (93,603)       (93,603)

Deferred taxes on net
   unrealized losses                                                                       41,906         41,906
                           ----------    -----------    -----------    ------------    ----------    -----------
Balance
   December 31, 1996       20,800,791      3,532,071        310,110      (3,332,887)       52,741        562,035

Redemptions and
   retirement of
   common stock              (186,777)      (149,157)       301,449                                      152,292

Net income for the
   twelve months ended
   December 31, 1997                                                      3,150,454                    3,150,454

Net unrealized losses on
   investments                                                                            (80,010)       (80,010)

Deferred taxes on net
   unrealized losses                                                                       32,139         32,139
                           ----------    -----------    -----------    ------------    ----------    -----------
Balance
   December 31, 1997       20,614,014    $ 3,382,914    $   611,559    $   (182,433)  $     4,870    $ 3,816,910
                           ==========    ===========    ===========    ============   ===========    ===========


                           See accompanying notes to consolidated financial statements.


REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                                         For the Year Ended December 31,
                                                                     1997             1996              1995
                                                                     ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                 $  3,150,454     $  2,714,495      $  4,858,620
     Adjustments to reconcile net income to cash
         provided by operating activities:
              Depreciation and amortization of
                  fixed assets                                       632,781          465,394           354,854
              Accretion/amortization of investments                  (68,761)         (39,372)          (33,903)
              Net realized gain on sales of investments              (13,499)          (2,525)               --
              Realized loss on sale of fixed assets                   19,603               --                --
     Net change in accounts receivable                              (727,596)         995,418        (1,262,202)
     Net change in prepaid expenses                                 (210,982)        (255,411)           15,594
     Net change in marketing supplies inventory                       23,126          (73,265)         (104,036)
     Net change in income taxes receivable and payable               569,307         (174,059)         (109,792)
     Net change in deferred income taxes                             360,375          539,413           508,103
     Net change in accounts payable                                  173,333           48,290            54,994
     Net change in accrued liabilities                               573,467          784,156           528,849
     Net change in other assets and liabilities                      116,734         (458,000)          228,286
                                                                ------------     -------------     ------------
              Net cash provided by operating activities            4,598,342        4,544,534         5,039,367
                                                                ------------     ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments                                    (20,404,456)     (19,087,646)       (6,589,085)
     Proceeds from sales and maturities of investments            20,667,228       16,156,162         3,497,115
     Purchases of fixed assets                                    (1,521,320)        (519,758)         (823,022)
                                                                ------------     -------------     ------------
              Net cash used in investing activities               (1,258,548)      (3,451,242)       (3,914,992)
                                                                ------------     -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Redemptions and retirement of common stock                     (348,058)        (299,639)               --
     Payments on note payable                                             --          (87,688)         (280,000)
     Proceeds from issuance of common stock                               --               --             1,067
              Net cash used in financing activities                 (348,058)        (387,327)         (278,933)
                                                                -------------    ------------      ------------
INCREASE IN CASH AND CASH EQUIVALENTS                              2,991,736          705,965           845,442
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                           2,202,596        1,496,631           651,189
                                                                ------------     ------------      ------------
CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                              $  5,194,332     $  2,202,596      $  1,496,631
                                                                ============     ============      ============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                              $     18,695     $     18,883      $     12,042
     Income taxes paid                                          $  1,265,025     $  1,472,806      $  1,450,300


                           See accompanying notes to consolidated financial statements


                      REGAN HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies

     a.   Organization

          Regan Holding Corp. (the "Company") was incorporated in the State of California on February 21, 1990, for the primary purpose of owning and operating an insurance company. The Company conducted business through its primary subsidiary, Old Colony Life Insurance Company ("Old Colony"), until May 21, 1992. The Company conducted no operations and prepared no financial statements through August 1, 1993.

          The Company, through its wholly-owned subsidiary Legacy Marketing Group ("LMG"), has entered into Marketing Agreements (the "Marketing Agreements") with American National Insurance Company ("American
          National") and IL Annuity and Insurance Company ("IL Annuity"), collectively referred to herein as the "Carriers." American National is an unaffiliated company with over $1.5 billion in capital and surplus and is rated "A++" by A.M. Best. IL Annuity is also an unaffiliated company, with over $13 million in capital and surplus and is rated "A" by A.M. Best. The Marketing Agreements grant the Company the exclusive right to market certain annuity and life insurance products issued by the Carriers (the "Policies"). Under the terms of the Marketing Agreements, the Company is responsible for the recruiting, training, managing and supervising of Producers in the sale of the Policies. For these services, the Carriers pay the Company marketing allowances and commissions based on the volume of Policies sold.

          The Company has also entered into Insurance Processing Agreements (the "Processing Agreements") with the Carriers pursuant to which the Company provides clerical, administrative and accounting services with respect to the Policies. Such services include billing, collecting and remitting cash on the Policies. However, all cash receipts are deposited into accounts maintained by the Carriers upon receipt by the Company and all cash remitted is paid from accounts maintained by the Carriers. For providing such services, the Company is paid on a per transaction basis with the amount of the fee depending on the type of policy.

          Effective March 1, 1996, the Marketing and Processing Agreements with American National were amended to reduce certain commissions and administrative fees earned by the Company. In addition, during April 1996, certain investment strategy features of the annuity policies offered by American National were eliminated.

          The Marketing and Processing Agreements with American National and IL Annuity expire June 1, 1998, and December 31, 2005, respectively, but may be renewed by mutual agreement for successive one year terms. The Agreements may be terminated by either party upon 180 days notice without cause, and may be terminated by either party immediately for cause. In addition, the Marketing Agreements will terminate automatically at the end of any calendar quarter upon failure of the Company to meet certain quarterly minimum production requirements for two successive calendar quarters. The Company is currently negotiating with American National to renew the Marketing and Processing Agreements. Management expects that new agreements will be signed during the second quarter of 1998.

          In May 1995,  the  Company  formed  Legacy  Financial  Services,  Inc.
          ("LFS"), a wholly-owned broker-dealer subsidiary. LFS has been approved by the National Association of Securities Dealers and the Securities and Exchange Commission to engage in the offering and sale of variable annuity and life insurance products, mutual funds and debt and equity securities (collectively, the "Products") on a fully disclosed basis. LFS has entered into agreements (the "Agreements") with various entities licensed to sell the Products. The Agreements grant LFS the non-exclusive right to solicit sales of the Products through its network of independent representatives and to provide certain marketing and administrative services in order to facilitate sales of the Products. Under the Agreements, the Company is compensated based upon pre-determined percentages of production. The Agreements may be terminated by any party upon 30 days written notice. Sales of the Products pursuant to the Agreements began during the first quarter of 1996.

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

     c.   Revenue Recognition

          Through June 30, 1995, in accordance with the terms of the Marketing Agreement with American National, marketing allowances and commissions were accrued when policies were submitted for acceptance. Effective July 1, 1995, both the Marketing Agreement with American National and the related recording of revenue were modified to provide for recognition of marketing allowances and commissions only after policies become inforce, which is consistent with the method of recognition of revenue generated under the Marketing Agreement with IL Annuity. Administrative fees are recognized on a per transaction basis as services are performed.

     d.   Cash and Cash Equivalents

          Cash and cash equivalents include cash on hand and in banks and short-term investments with an original maturity of 90 days or less. The carrying amount of cash and cash equivalents approximates market value.

     e.   Investments

          Investments include mortgage-backed securities, corporate bonds and equity securities, and obligations backed by U.S. government agencies. The Company's investments are classified as available-for-sale and are carried at market value. Market values are determined using published quotes as of the close of business. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of shareholders' equity until realized.

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

     g.   Sales Promotion and Support Costs

          Sales promotion and support costs are expensed as incurred, except for sales brochures and other marketing materials, which are inventoried at cost.

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

     i.   Earnings Per Share

          Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Earnings per share is based on the weighted average number of common shares outstanding, including shares of redeemable common stock.

     j.   Reclassifications

          Certain 1996 and 1995 balances have been reclassified to conform with the 1997 presentation. Such reclassifications had no effect on net income or shareholders' equity.

     k.   Comprehensive Income

          In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period form transactions and other events and circumstances from non-owner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company does not believe that SFAS No. 130 will have a material impact on the Company's financial statements.

     l.   Segment Reporting

          In June,  1997,  the FASB  issued  SFAS No.  131,  "Disclosures  about
          Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company does not believe that SFAS No. 131 will have a material impact on the Company's financial statements.

2.   Investments

     Investment portfolios at the dates indicated consisted of the following:

                                                Maturity in years:

                          1 Year         1 to 5     Longer Than
                          or Less        Years       10 Years        Other         Total
                          -------        ------     -----------      -----         -----
December 31, 1997
-----------------
Government agency
  securities            $ 3,588,363   $   500,762   $        --   $        --   $ 4,089,125
Mortgage-backed
  securities                     --            --            --     2,336,717     2,336,717
Equity securities                --            --            --     1,252,750     1,252,750
                        -----------   -----------   -----------   -----------   -----------
  Amortized cost          3,588,363       500,762            --     3,589,467     7,678,592
Gross unrealized gains       14,042         8,103            --        31,745        53,890
Gross unrealized losses          --            --            --       (40,203)      (40,203)
                        -----------   -----------   -----------   -----------   -----------
  Market value          $ 3,602,405   $   508,865   $        --   $ 3,581,009   $ 7,692,279
                        ===========   ===========   ===========   ===========   ===========
December 31, 1996
-----------------
Government agency
  securities            $        --   $ 1,093,183   $ 1,909,275   $        --   $ 3,002,458
U.S. Treasury notes         552,213            --            --            --       552,213
Corporate bonds                  --            --       503,496                     503,496
Mortgage-backed
  securities                     --            --            --     3,053,187     3,053,187
Equity securities                --            --            --       747,750       747,750
                        -----------   -----------   -----------   -----------   -----------
  Amortized cost            552,213     1,093,183     2,412,771     3,800,937     7,859,104
Gross unrealized gains       26,338        43,318        65,611        14,971       150,238
Gross unrealized losses          --            --       (10,214)      (51,921)      (62,135)
                        -----------   -----------   -----------   -----------   -----------
  Market value          $   578,551   $ 1,136,501   $ 2,468,168   $ 3,763,987   $ 7,947,207
                        ===========   ===========   ===========   ===========   ===========

     Included in operating results for the years ended December 31, 1997, 1996 and 1995 are $494,033, $501,753, and $319,490 of interest income earned on investments, respectively.

3.   Fixed Assets

     A summary of fixed assets at the dates indicated follows:

                                                 Accumulated
                                                Depreciation/          Net
                                    Cost        Amortization       Book Value
                                    ----        -------------      ----------
December 31, 1997
-----------------
Computers                     $    2,088,329    $     981,955    $    1,106,374
Leasehold improvements             1,227,563          429,797           797,766
Furniture and equipment              974,922          396,260           578,662
Land                                 127,522               --           127,522
                              --------------    -------------    --------------
         Totals               $    4,418,336    $   1,808,012    $    2,610,324
                              ==============    =============    ==============
December 31, 1996
-----------------
Computers                     $    1,614,881    $     659,111    $      955,770
Leasehold improvements               689,722          323,813           365,909
Furniture and equipment              671,416          251,707           419,709
                              --------------    -------------    --------------
         Totals               $    2,976,019    $   1,234,631    $    1,741,388
                              ==============    =============    ==============

4.   Accrued Liabilities

     Accrued liabilities at December 31 consisted of the following:

                                           1997                   1996
                                           ----                   ----
Annual sales convention              $   1,226,169         $     825,556
Accrued compensation                       976,428               843,301
Producer seminar expenses                   39,498               151,531
Other                                      363,759               211,999
                                     -------------         -------------
         Totals                      $   2,605,854         $   2,032,387
                                     =============         =============

5.   Loan Payable

     The Company has a loan payable, bearing interest at 9% annually, representing amounts borrowed in a non-cash transaction to pay premiums related to a split-dollar life insurance policy. The outstanding balance of the loan was $132,285 at December 31, 1997 and 1996.

6.   Deferred Incentive Compensation

     Under the Company's officer incentive bonus plan (the "Plan"), each officer of the Company is allocated 1.25% of annual net income in a given year (the "Bonus Year"), before officer incentive bonuses, as an incentive bonus (the "Bonus"). The payment of the Bonus occurs in equal amounts over the three years following the Bonus Year. The first payment is automatically paid immediately following the end of the Bonus Year. The remaining two payments are paid in February of each of the second and third years following the Bonus Year and are contingent upon the Company achieving targeted growth in net income during the first and second years following the Bonus Year, respectively. The Bonus payment is forfeited for any year during which the specified growth is not achieved. At December 31, 1997 and 1996, $149,609 and $184,456, respectively, are reflected as deferred incentive compensation in the accompanying balance sheets. Such amounts represent the deferred portion of the 1997 and 1996 Bonuses, except for the second year payment of the 1995 Bonus, which was forfeited, because net income targets were not achieved in 1996.

7.   Deferred Compensation Plan

     The Company sponsors a qualified defined contribution 401(k) plan (the "401(k) Plan"), which is available to all employees. The 401(k) Plan allows employees to defer, on a pretax basis, a portion of their compensation as contributions to the plan. Employees may elect to contribute up to 15% of their annual compensation (not to exceed $9,500 annually for 1997 and 1996 and $9,240 for 1995) to the 401(k) Plan. The Company matches 50% of each employee's contributions, up to a maximum of 6% of annual compensation. The Company's matching contributions charged to operating expenses were $181,443, $134,673, and $83,849 for the years ended December 31, 1997, 1996 and 1995, respectively.

8.   Commitments and Contingencies

     The Company leases its office premises and certain office equipment under operating leases. Related rent expense of $335,973, $219,214, and $198,196 are included in Occupancy costs for the years ended December 31, 1997, 1996, and 1995, respectively. Total rentals for and leases of equipment included in Equipment expenses were $146,874, $132,635, and $107,585 for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company currently leases approximately 43,300 square feet of office space at an annual rent of approximately $292,000 plus required maintenance, landscaping and related expenses. The current lease expires in October, 2006, and includes a commitment by the Company to lease an additional 10,460 square feet beginning August 1, 1998, which will raise the annual rent by approximately $72,000 per year.

     The Company's minimum annual lease commitments under all operating leases are as follows:

               1998                              $         481,191
               1999                                        537,536
               2000                                        525,200
               2001                                        432,797
               2002                                        442,030
               Thereafter                                1,783,529
                                                 -----------------
               Total minimum lease payments      $       4,202,283
                                                 =================

     In order to fund LFS during the start-up phase, the Company has committed to make sufficient contributions to support LFS's operations and to ensure LFS's compliance with financial regulatory requirements through December 31, 1998. Such contributions totaled $330,000, $455,000, and $215,000 during 1997, 1996 and 1995, respectively.

     As part of the Company's agreements with its insurance producers (the "Producers"), the Company may, under certain circumstances, be obligated to purchase the business of the Producers. At December 31, 1997, there were no outstanding commitments relating to the above by the Company.

     As a professional services firm engaged in marketing and servicing life insurance and annuity products, the Company encounters litigation in the normal course of business, including the activities relating to its former business of operating an insurance company. Management is not aware of any material asserted or unasserted litigation which existed at December 31, 1997, except as follows:

          In December, 1996, LMG and American National (collectively, the "Co-defendants") were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama, alleging misrepresentation and price discrimination in connection with the sale of certain annuity products issued by American National and marketed by LMG. The plaintiffs, policyholders Buddie Watson King and Feyrene Zink, sought and received conditional class action certification prior to service of the complaint upon the Co-defendants. In February, 1997, the case was removed to the U. S. Federal District Court in Birmingham, Alabama, and the conditional class action certification was vacated by the federal district court. Thereafter, the federal court remanded the case back to the above Circuit Court of Jefferson County, Alabama, where the case is currently pending. The outcome of the lawsuit cannot be determined. However, the Company's management believes that the suit is without merit and intends to defend vigorously. Accordingly, no amounts have been recorded in the financial statements for any losses which may result from the lawsuit.

9.   Redeemable Common Stock

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

     Redeemable Common Stock has been recorded at the greater of the issuance value or the redemption value as of December 31, 1997 and 1996. The 701 Plan, the Subscription Agreement, and the Merger Agreement specify that the Redeemable Common Stock is to be redeemed at a rate per share based upon current fair market value. These Agreements specify factors to be considered in determining fair market value, including the net present value of inforce insurance policy cash flows. However, since the Company no longer operates an insurance business, this factor is not applicable. Further, there is no active trading market for the Company's stock which would establish market value. Accordingly, the Company's Board of Directors has approved a redemption value of $.96 per share as of December 31, 1997, based on management's estimate of fair market value. The total redemption value for Series A and Series B Redeemable Common Stock was $5,287,033 and $576,827, respectively, at December 31, 1997 and $4,499,887 and $476,054,
     respectively, at December 31, 1996. Carrying value exceeded redemption value by $5,978,791 at December 31, 1997, and $7,367,060 at December 31,
     1996. As the shares are redeemed, the excess of carrying value over redemption value will be reflected as additional paid-in capital.

     Changes to Redeemable Common Stock during the years ended December 31, 1997, 1996 and 1995 were as follows:

                               Series A                  Series B                    Total
                       Redeemable Common Stock    Redeemable Common Stock   Redeemable Common Stock
                       -----------------------    -----------------------   -----------------------
                                     Carrying                  Carrying                   Carrying
                                    (Issuance)                (Issuance)                 (Issuance)
                        Shares        Amount        Shares      Amount       Shares        Amount
                        ------      ----------      ------    ----------     ------      ----------
Balance
January 1, 1995        5,935,094   $10,850,686      615,242   $1,845,726    6,550,336   $12,696,412
Adjustment to
fractional share
liability                     --            --       (4,554)     (13,662)      (4,554)      (13,662)
                       ---------   -----------      -------   ----------    ---------   -----------
Balance
December 31, 1995      5,935,094    10,850,686      610,688    1,832,064    6,545,782    12,682,750
Redemptions and
retirement of
common stock            (166,008)     (338,663)        (362)      (1,086)    (166,370)     (339,749)
                       ---------    ----------      -------   ----------    ---------   -----------
Balance
December 31, 1996      5,769,086    10,512,023      610,326    1,830,978    6,379,412    12,343,001
Redemptions and
retirement of
common stock            (261,760)     (471,955)      (9,465)     (28,395)    (271,225)     (500,350)
                       ---------   -----------      -------   ----------    ---------   -----------
Balance
December 31, 1997      5,507,326   $10,040,068      600,861   $1,802,583    6,108,187   $11,842,651
                       =========   ===========      =======   ==========    =========   ===========

     Shares of Redeemable Common Stock are excluded from total shares issued and outstanding in the accompanying balance sheets.

10.  Stock Awards and Stock Options

     At December 31, 1996, the Company had outstanding warrants which granted the holder the right to purchase 140,950 shares of its common stock at a price of $2.25 per share. The warrants became exercisable on April 1, 1995, and expired on March 31, 1997.

     In August, 1997, the Company's shareholders voted to approve the Regan Holding Corp. 1998 Stock Option Plan, which authorizes the Company to grant stock options to employees and directors (the "Employee Option Plan"). The Employee Option Plan is administered by two committees (the " Committees") which are appointed by the Company's Board of Directors. 1,500,000 shares of the Company's Series A Common Stock were reserved by shareholders for granting under the Employee Option Plan. On January 1, 1998 (the "Employee Grant Date"), 1,476,000 options were granted to employees pursuant to the Employee Option Plan (the "Employee Options"). The Employee Options vest evenly over four years following the Employee Grant Date. Once vested, the Employee Options become exercisable at the estimated fair market value of $.73 per share. Any unexercised Employee Options expire ten years after the Employee Grant Date. The Employee Options qualify as "Incentive Stock Options," as defined by the Internal Revenue Code. The impact of the Employee Options on the Company's 1998 Financial Statements will be accounted for in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," and is not expected to be material.

     During 1997, the Company's Board of Directors approved the Regan Holding Corp. Producer Stock Option Plan (the "Producer Option Plan"), which provides for the granting of stock options to LMG Producers and LFS registered representatives. 2,700,000 shares of the Company's Series A Common Stock were reserved for granting under the Producer Stock Option Plan. On January 1, 1998, (the "Producer Grant Date") 795,400 options were granted pursuant to the Producer Stock Option Plan (the "Producer Options). The Producer Options vest evenly over five years following the Producer Grant Date. Once vested, the Producer Options become exercisable at the estimated fair market value of $.73 per share. Any unexercised Producer Options expire six years after the Producer Grant Date. The impact of the Producer Options on the Company's 1998 financial statements will be accounted for in accordance with Statement of Financial Accounting
     Standards No. 123, "Accounting for Stock-Based Compensation," and is not expected to be material.

11.  Income Taxes

     Deferred tax assets and liabilities are recognized as temporary differences between amounts reported in the financial statements and the future tax consequences attributable to those differences that are expected to be recovered or settled.

     The provisions for federal and state income taxes consist of amounts currently payable and amounts deferred which, for the periods indicated, are shown below:

                                     For the Year Ended December 31,
                                  1997            1996            1995
                                  ----            ----            ----
Current income taxes:
    Federal                  $  1,262,317    $    891,442    $    778,164
    State                         572,332         407,305         604,928
                             ------------    ------------    ------------
        Total current           1,834,649       1,298,747       1,383,092
                             ------------    ------------    ------------
Deferred income taxes:
    Federal                       405,951         523,365       1,066,893
    State                         (45,576)         16,051        (546,777)
                             ------------    ------------    ------------
        Total deferred            360,375         539,416         520,116
                             ------------    ------------    ------------
Provision for income taxes   $  2,195,024    $  1,838,163    $  1,903,208
                             ============    ============    ============

     The Company's deferred tax assets at December 31 consist of the following:

                                                    1997            1996
                                                    ----            ----

Alternative minimum tax credit carryforward    $    652,320    $  1,387,885
Sales incentive trip accrual                        488,437              --
State net operating loss carryforward                    --         205,891
Fixed asset depreciation                            (26,834)        (39,833)
Other                                               157,991          46,207
                                               ------------    ------------
    Total deferred tax assets                  $  1,271,914    $  1,600,150
                                               ============    ============

     The provisions for income taxes differ from the provisions computed by applying the statutory federal income tax rate (34%) to income before taxes, as follows:

                                         For the Year Ended December 31,
                                      1997             1996            1995
                                      ----             ----            ----
Federal income taxes due at
  statutory rate (34%)             $ 1,817,462     $  1,547,904    $  2,299,022
Increases (reductions) in
  income taxes resulting from:
    State franchise taxes, net
      of federal income tax
      benefit                          375,892          288,628         258,407
    Reversal of valuation
      allowance                             --               --        (437,310)
    Adjustment to prior years'
      provisions                            --               --        (240,695)
    Other                                1,670            1,631          23,784
                                   -----------     ------------    ------------
Provision for income taxes         $  2,195,024    $  1,838,163    $  1,903,208
                                   ============    ============    ============

     As of December 31, 1997, the Company also has, for federal and state income tax purposes, $210,775 and $441,545, respectively, in alternative minimum tax credits which can be used to reduce income taxes in subsequent years to the extent of tentative minimum tax. The credits have no expiration date.

12.  Related Party Transactions

     The Company paid Ashley A. Penney, a director until August, 1997, $133,113, $140,100 and $107,293 for services provided as a human resource consultant during the years ended December 31, 1997, 1996 and 1995, respectively.

     Pursuant to a salary continuation agreement related to the Company's former Chief Executive Officer, John Regan, payments totaling $87,688 and $280,000 were made to Ms. Regan during the years ended December 31, 1996 and 1995, respectively, as an obligation of the Company to his estate. No such payments were made during 1997.

13.  Concentration of Risk

     At December 31, 1997, the Company was contracted with over 12,000 independent insurance Producers to sell insurance products throughout the country in a majority of the fifty states. Production in no one state accounted for over 20% of insurance premiums to the Carriers nor of the corresponding revenue of the Company during 1997.

     Prior to December, 1995, American National was the only insurance company with which the Company was contracted to market insurance products. This arrangement generated approximately 36.2%, 87.5%, and 97.7% of total revenues to the Company during 1997, 1996 and 1995, respectively. In December 1995, the Company contracted to provide marketing and administrative services for IL Annuity. This arrangement generated approximately 57.0% and 5.9% of the Company's revenues during 1997 and 1996, respectively. However, neither the Marketing Agreements nor the Processing Agreements prevent the Company from entering into similar arrangements with other insurance companies.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

     The Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 1998, is hereby incorporated by reference.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Index to Exhibits and Financial Statement Schedules:

     1.   The following financial statements are included in Item 8:
          (i)      Independent Accountants Report.
          (ii)     Consolidated Balance Sheets as of December 31, 1997 and 1996.
          (iii) Consolidated Income Statements for the years ended December 31, 1997, 1996 and 1995.
          (iv) Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1997, 1996 and 1995.
          (v) Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.
          (vi)     Notes to Consolidated Financial Statements.

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

(b)  Reports on Form 8-K filed during the quarter ended December 31, 1997.

     No reports on Form 8-K were filed during the quarter ended December 31, 1997.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     REGAN HOLDING CORP.

     By:..........................................  Date:
        R. Preston Pitts, President

     By:..........................................  Date
        David A. Skup, Chief Financial Officer


     Pursuant to the requirements of the securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     By:..........................................  Date
        Lynda L. Regan, Chairman

     By:..........................................  Date
        Steve C. Anderson, Director

     By:..........................................  Date
        R. Preston Pitts, Director

     By:..........................................  Date
        Ute Scott-Smith, Director


                                INDEX TO EXHIBITS

Item No.   Description                                                      Page

27         Financial Data Schedule .........................................  9