Form 10-Q
period 1998-03-31
REGAN HOLDING CORP
filed 1998-05-15
CIK 870069

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


FORM 10-Q


[ X ] Quarterly  report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the quarterly period ended March 31, 1998, or

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


                              Yes   X      No



     The number of shares outstanding of the registrant's common stock, as of May 13, 1998, was:

                  Common Stock-Series A                           26,015,841
                  Common Stock-Series B                              600,398

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements
REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

                                                                    March 31,            December 31,
                                                                      1998                   1997
								   (unaudited)
ASSETS:
     Cash and cash equivalents                                   $ 2,787,275               $ 5,194,332
     Investments                                                  11,857,124                 7,692,279
     Accounts receivable                                           1,411,089                 1,239,306
     Prepaid expenses                                                520,770                   572,932
     Marketing supplies inventory                                    196,910                   228,853
     Deferred income taxes-current                                   624,512                   488,437
                                                                     -------                   -------
         Total Current Assets                                     17,397,680                15,416,139
                                                                  ----------                ----------

     Net fixed assets                                              2,644,586                 2,610,324
     Deferred income taxes-non current                               546,431                   783,477
     Other assets                                                    513,650                   471,001
                                                                     -------                   -------
         Total Non Current Assets                                  3,704,667                 3,864,802
                                                                   ---------                 ---------
         TOTAL ASSETS                                            $21,102,347               $19,280,941
                                                                 ===========               ===========

LIABILITIES, REDEEMABLE COMMON STOCK,
     AND SHAREHOLDERS' EQUITY:

LIABILITIES:
     Accounts payable                                            $   293,206                $  344,071
     Accrued liabilities                                           2,914,903                 2,605,854
     Income taxes payable                                            589,064                   389,561
                                                                     -------                   -------
         Total Current Liabilities                                 3,797,173                 3,339,486
                                                                   ---------                 ---------

     Loan payable                                                    132,285                   132,285
     Deferred incentive compensation                                 118,141                   149,609
                                                                     -------                   -------
         Total Non Current Liabilities                               250,426                   281,894
                                                                     -------                   -------
         TOTAL LIABILITIES                                         4,047,599                 3,621,380
                                                                   ---------                 ---------

COMMITMENTS AND CONTINGENCIES (Note 2)                                   --                        --

REDEEMABLE COMMON STOCK (Note 3)                                  11,784,431                11,842,651
                                                                  ----------                ----------

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value, 100,000,000 shares
         authorized, no shares issued or outstanding                     --                        --

     Series  A  common  stock,  no  par  value,
         45,000,000  shares  authorized, 20,605,974
         and 20,614,014  shares issued and  outstanding
         at March 31, 1998, and
         December 31, 1997, respectively                           3,374,874                 3,382,914
     Paid-in capital from redemption and retirement
         of common stock                                             641,181                   611,559
     Paid-in capital from non-employee stock options                   6,300                       --
     Retained earnings (accumulated deficit)                       1,223,483                  (182,433)
     Net unrealized gains on investments                              24,479                     4,870
                                                                   ---------                 ---------
         TOTAL SHAREHOLDERS' EQUITY                                5,270,317                 3,816,910
                                                                   ---------                 ---------
         TOTAL LIABILITIES, REDEEMABLE COMMON
         STOCK & SHAREHOLDERS' EQUITY                            $21,102,347               $19,280,941
                                                                 ===========               ===========


          See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Income Statements
(Unaudited)


                                                 For the Three Months Ended
                                                          March 31,
                                                    1998             1997

INCOME:
     Marketing allowances                     $   4,380,278    $    2,242,679
     Commission income                            2,140,484         1,046,343
     Administrative fees                          1,349,216           685,390
     Investment income                              215,043           192,621
     Seminar income                                  40,883            58,113
     Other income                                    18,355             9,542
                                                     ------             -----

         TOTAL INCOME                             8,144,259         4,234,688
                                                  ---------

EXPENSES:
     Salaries and related benefits                3,486,726         2,541,374
     Sales promotion and support                  1,021,107           423,682
     Professional fees                              280,909           208,817
     Occupancy                                      238,620           167,729
     Depreciation and amortization                  204,867           157,212
     Courier and postage                            162,756           116,524
     Equipment                                      108,673            86,671
     Stationery and supplies                        124,790            80,767
     Travel and entertainment                        84,802            37,152
     Insurance                                       39,557            34,366
     Other miscellaneous expenses                    37,707            23,032
                                                     ------            ------

         TOTAL EXPENSES                           5,790,514         3,877,326
                                                  ---------

INCOME FROM OPERATIONS                            2,353,745           357,362
PROVISION FOR INCOME TAXES                          947,829           154,689
                                                    -------           -------

NET INCOME                                       $1,405,916          $202,673
                                                 ==========          ========




EARNINGS PER SHARE:

     Weighted average shares
         outstanding--basic and diluted         26,694,872        27,012,519

     Basic earnings per share                         $.05             $.01

     Diluted earnings per share                       $.05             $.01






          See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity
(Unaudited)



									  Paid-in
                                                                          Capital
                                                           Paid-in         from          Retained
                                                         Capital from   Non-Employee     Earnings/
                             Series A Common Stock      Retirement of      Stock       (Accumulated     Unrealized
                             Shares          Amount      Common Stock     Options        Deficit)         Gains           Total
                                             ------      ------------   ------------   ------------     ----------        -----

Balance
   January 1, 1998        20,614,014     $3,382,914       $611,559        $  --         $(182,433)        $4,870        $3,816,910
Net income for the
   three months ended
   March 31, 1998                                                                       1,405,916                        1,405,916
Redemption and
   retirement of
   common stock               (8,040)        (8,040)        29,622                                                          21,582
Non-employee stock
   options granted                                                         6,300                                             6,300
Net unrealized gains on
   investments                                                                                            32,594            32,594
Deferred tax on net
   unrealized gains                                                                                      (12,985)          (12,985)
                          ----------     ----------       --------        ------      ----------         --------
Balance
   March 31, 1998         20,605,974     $3,374,874       $641,181        $6,300      $1,223,483         $24,479        $5,270,317
                          ==========     ==========       ========        ======      ==========         ========       ==========



     See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)


                                                                                    For the Three Months Ended
                                                                                              March 31,
                                                                                        1998              1997


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                   $   1,405,916     $    202,673
     Adjustments to reconcile net income to cash (used in) provided by operating activities:
              Depreciation and amortization of fixed assets                             187,579          141,191
              Non-employee stock option expense                                           6,300              --
              Amortization/accretion of investments                                     (17,217)          (4,274)
              Realized gains on sales of investments                                        --           (12,726)
     Net change in accounts receivable                                                 (171,783)        (103,633)
     Net change in prepaid expenses                                                      52,162         (174,120)
     Net change in marketing supplies inventory                                          31,943           38,810
     Net change in deferred tax assets                                                   87,986           78,257
     Net change in accounts payable                                                     (50,865)          45,229
     Net change in accrued liabilities                                                  309,049         (881,054)
     Net change in income taxes receivable and payable                                  199,503           76,431
     Net change in other assets and liabilities                                         (74,117)           7,636
                                                                                        -------            -----
              Net cash provided by (used in) operating activities                     1,966,456         (585,580)
                                                                                      ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments                                                        (5,687,309)        (528,811)
     Proceeds from sales and maturities of investments                                1,572,275          848,295
     Purchases of fixed assets                                                         (221,841)        (314,635)
                                                                                       --------         ---------
              Net cash (used in) provided by investing activities                    (4,336,875)           4,849
                                                                                     ----------            -----

CASH FLOWS FROM FINANCING ACTIVITIES:
     Redemption and retirement of common stock                                          (36,638)        (149,255)
                                                                                        -------         --------
              Net cash used in financing activities                                     (36,638)        (149,255)
                                                                                        -------         --------

DECREASE IN CASH AND CASH EQUIVALENTS                                                (2,407,057)        (729,986)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        5,194,332        2,202,596
                                                                                      ---------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $2,787,275       $1,472,610
                                                                                     ==========       ==========



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

     The statements are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the entire year. Users of these financial statements are encouraged to refer to the Annual Report on Form 10-K for the year ended December 31, 1997, for additional disclosure.

2.   Contingencies

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

3.   Redeemable Common Stock

     The Company is obligated to repurchase certain of its shares of common stock, pursuant to various agreements under which the stock was issued. During the three months ended March 31, 1998, redeemable common stock was redeemed and retired as follows:


                               Series A Redeemable           Series B Redeemable             Total Redeemable
                                  Common Stock                  Common Stock                   Common Stock

                                            Carrying                        Carrying                        Carrying
                                           (Issuance)                      (Issuance)                      (Issuance)
                             Shares          Amount        Shares            Amount          Shares          Amount
                           ---------      -----------     --------         ----------       ---------     -----------
  Balance
   December 31, 1997       5,507,326      $10,040,068     600,861          $1,802,583       6,108,187      $11,842,651
  Redemption and
   retirement of
   common stock              (35,337)         (57,491)       (243)               (729)        (35,580)         (58,220)
                           ----------      -----------    --------         -----------     -----------      -----------
  Balance
   March 31, 1998          5,471,989       $9,982,577     600,618          $1,801,854       6,072,607       $11,784,431
                           ==========      ===========    ========         ===========      ==========      ============


4.   Reclassification

     For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the Company's net income or shareholders' equity.

5.   Comprehensive Income

     In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. The Company's comprehensive income for the three month period ended March 31, 1998, and March 31, 1997, includes unrealized gains, net of deferred tax, of $19,609 and unrealized losses, net of deferred tax, of $85,884, respectively.

6.   Internal Use Software Cost

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting SOP 98-1, which will be effective for the Company's year ending December 31, 1999.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Except for historical information contained herein, the matters discussed in this report contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially.

Results of Operations

     Summary -- The Company's net income for the first quarter increased approximately $1.2 million, or 593.7%, from the corresponding quarter in 1997. This increase is attributable primarily to increases in revenue, as discussed below.

     Income -- The Company's major sources of income are marketing allowances, commission overrides and administrative fees from sales and administration of annuity and life insurance products on behalf of the two insurance companies for which the Company markets and administers policies (the "Carriers"). Levels of marketing allowances and commission overrides are directly related to the volume of sales of such products. Administration fees are a function not only of product sales, but also administration of policies inforce and producer appointments. Total income increased approximately $3.9 million, or 92.3%, during the three months ended March 31, 1998, compared to the three months ended March 31, 1997. This increase resulted primarily from increases in sales volume, as discussed below.

     Marketing allowances and commission income, combined, increased approximately $3.2 million, or 98.3%, in the first quarter of 1998, compared to the first quarter of 1997. This increase is due primarily to increases in volume of sales by the Company's distribution network on behalf of the Carriers.
Premium placed inforce for the Carriers totaled approximately $278.3 million during the three months ended March 31, 1998, compared to $146.6 million during the same period in 1997, representing an 89.8% increase. Also contributing to increases in income during the first quarter were shifts in 1998 to sales of products which yield higher marketing allowances and commission income.

     Administrative fees increased approximately $644,000, or 96.9%, in the first quarter of 1998, compared to the same period in 1997. These increases are due primarily to increases in the number of policies sold and administered during the respective periods and to a shift in policies administered to those which generate higher administrative fees.

     During the first quarter of 1998, the Company marketed and administered insurance products for two Carriers, American National Insurance Company ("American National") and IL Annuity and Insurance Company ("IL Annuity"). During the first quarter of 1998, 17.9% and 76.2% of the Company's total revenue resulted from agreements with American National and IL Annuity, respectively, compared to 51.6% and 39.2%, respectively, during the first quarter of 1997. This fluctuation is attributable primarily to favorable market acceptance of IL Annuity's products.

     Expenses--Total expenses increased approximately $1.9 million, or 49.3%, during the three months ended March 31, 1998, compared to the three months ended March 31, 1997. This increase is attributable primarily to increases in compensation, sales promotion and support, and professional fees, as discussed below.

     As a service organization, the Company's primary expenses are salaries and related employee benefits, which increased approximately $945,000, or 37.2%, in the first quarter of 1998, compared to the same period in 1997. This increase resulted primarily from increases in the average number of full-time equivalent employees, which rose to 218 during the three months ended March 31, 1998, from 173 during the same period in 1997. This increase in employment was necessary to accommodate increases in sales volume, as discussed above. Salaries and benefits also increased during the first quarter of 1998 due to the addition of personnel at higher pay levels and to scheduled pay increases for existing employees.

     Sales promotion and support expense consists primarily of costs relating to the Company's annual national sales conventions and to various sales meetings and training activities. Also included in sales promotion and support expense is the cost of designing and printing sales brochures for use by Producers in the Company's sales distribution network. It is expected that these expenses will continue to be a major element of the Company's cost structure, as attendance at the national sales conventions increases, as the number of Producers marketing products for the Company increases, and as new products are introduced. This expense increased approximately $597,000, or 141.0%, during the first quarter of 1998 from the first quarter of 1997, due primarily to an increase in the accrual of costs associated with the Company's national sales conventions and to increased anticipated attendance at such conventions.

     Professional fees increased approximately $72,000, or 34.5%, during the three months ended March 31, 1998, compared to the three months ended March 31, 1997. This increase is attributable primarily to consulting costs incurred during the first quarter of 1998 related to ongoing re-programming of the Company's administrative information systems, including re-programming which is necessary in preparation for administration of new products.

     Occupancy expense increased approximately $71,000, or 42.3%, during the first quarter of 1998, compared to the first quarter of 1997, due primarily to an increase in telephone expense, which is attributable to increases in employment and sales volume, as discussed above.

     Depreciation and amortization expense increased approximately $48,000, or 30.3%, during the three months ended March 31, 1998, compared to the three months ended March 31, 1997, due primarily to acquisitions of fixed assets between periods. These acquisitions consisted primarily of amounts paid for the improvement of newly leased office space and purchases of computer equipment to accommodate increases in employment, both of which are discussed above.

Liquidity and Capital Resources

     The Company's ability to mobilize its assets remained strong, with cash and investments representing 69.4% of the Company's total assets as of March 31, 1998.


                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

     Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Index to Exhibits

         Exhibit 11 Statement re: Computation of Per Share Earnings--Basic and Diluted

         Exhibit 27 Financial Data Schedule

(b)      No reports on Form 8-K were filed during the quarter ended March
         31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            REGAN HOLDING CORP.




  Date:  3/13/98          Signature:   /s/ R. Preston Pitts
	--------------		       --------------------------------------
                                         R. Preston Pitts,
                                         President & Chief Operating Officer




  Date:  3/13/98          Signature:   /s/ David A. Skup
	--------------		       --------------------------------------
                                         David A. Skup,
                                         Chief Financial Officer

                                   Exhibit 11

       Statement re: Computation of Per Share Earnings--Basic and Diluted


                                                                           Three Months Ended
                                                                                March 31,
                                                                          1998              1997


Common shares outstanding entire period                                26,678,581       26,966,976

Weighted average common shares retired upon redemption                     16,291           45,543
                                                                      -----------      -----------


Total weighted average shares outstanding                              26,694,872       27,012,519

Net income                                                            $ 1,405,916      $   202,673
                                                                      -----------      -----------



Earnings per share--basic and diluted                                 $      0.05      $      0.01
                                                                      ===========      ===========