Form 10-Q
period 1998-06-30
REGAN HOLDING CORP
filed 1998-07-30
CIK 870069

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


 [ X ] Quarterly  report  pursuant to Section 13 or 15(d) of the  Securities
       Exchange Act of 1934 For the quarterly period ended June 30, 1998, or

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

                       Yes        X        No
                              ----------           ----------



     The number of shares outstanding of the registrant's common stock, as of July 24, 1998 was:

         Common Stock-Series A                25,906,857
         Common Stock-Series B                   600,398

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements
REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets


                                                                            June 30,                December 31,
                                                                              1998                      1997
                                                                           (Unaudited)                (Audited)

ASSETS:
     Cash and cash equivalents                                       $       6,411,048         $       5,194,332
     Investments                                                            12,154,671                 7,692,279
     Accounts receivable                                                     2,476,308                 1,239,306
     Prepaid expenses                                                          599,544                   572,932
     Marketing supplies inventory                                              276,030                   228,853
     Deferred income taxes-current                                             467,219                   488,437
                                                                     -----------------         -----------------
         Total Current Assets                                               22,384,820                15,416,139
                                                                     -----------------         -----------------
     Net fixed assets                                                        2,894,901                 2,610,324
     Deferred income taxes-non current                                         617,094                   783,477
     Other assets                                                              525,566                   471,001
                                                                     -----------------         -----------------
         Total Non-Current Assets                                            4,037,561                 3,864,802
                                                                     -----------------         -----------------
         TOTAL ASSETS                                                $      26,422,381         $      19,280,941
                                                                     =================         =================

LIABILITIES, REDEEMABLE COMMON STOCK,
     AND SHAREHOLDERS' EQUITY:
LIABILITIES:
     Accounts payable                                                $         265,631         $         344,071
     Accrued liabilities                                                     5,176,154                 2,605,854
     Income taxes payable                                                      702,723                   389,561
                                                                     -----------------         -----------------
         Total Current Liabilities                                           6,144,508                 3,339,486
                                                                     -----------------         -----------------
     Loan payable                                                              132,285                   132,285
     Deferred incentive compensation                                           254,776                   149,609
                                                                     -----------------         -----------------
         Total Non-Current Liabilities                                         387,061                   281,894
                                                                     -----------------         -----------------
         TOTAL LIABILITIES                                                   6,531,569                 3,621,380
                                                                     -----------------         -----------------


REDEEMABLE COMMON STOCK (Note 2)                                            11,565,951                11,842,651
                                                                     -----------------         -----------------

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value, 100,000,000 shares
         authorized, no shares issued or outstanding                                --                        --
     Series A common stock, no par value, 45,000,000 shares
         authorized, 20,555,724 and 20,614,014 shares issued
         and outstanding at June 30, 1998 and
         December 31, 1997, respectively                                     3,274,373                 3,382,914
     Paid-in capital from redemption and retirement
         of common stock                                                       803,865                   611,559
     Paid-in capital from non-employee stock options                            12,500                        --
     Retained earnings (accumulated deficit)                                 4,242,626                  (182,433)
     Net unrealized gains (losses) on investments                               (8,503)                    4,870
                                                                     -----------------         -----------------
         TOTAL SHAREHOLDERS' EQUITY                                          8,324,861                 3,816,910
                                                                     -----------------         -----------------
         TOTAL LIABILITIES, REDEEMABLE COMMON
         STOCK & SHAREHOLDERS' EQUITY                                $      26,422,381         $      19,280,941
                                                                     =================         =================


          See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Income Statements
(Unaudited)



                                                    For the Three Months Ended         For the Six Months Ended
                                                              June 30,                        June 30,
                                                 -------------------------------          ------------------
                                                     1998              1997             1998              1997
                                                     ----              ----             ----              ----


INCOME:
     Marketing allowances                        $   7,299,358    $    3,018,124     $ 11,679,636    $    5,260,803
     Commission income                               3,453,208         1,237,775        5,593,692         2,284,118
     Administrative fees                             1,725,134           904,766        3,074,350         1,590,156
     Investment income                                 286,061           119,962          501,104           312,583
     Other income                                       98,000            44,040          157,238           111,695
                                                 -------------    --------------     ------------    --------------

         TOTAL INCOME                               12,861,761         5,324,667       21,006,020         9,559,355
                                                 -------------    --------------     ------------    --------------

EXPENSES:
     Salaries and related benefits                   4,236,744         2,473,535        7,723,470         5,014,909
     Sales promotion and support                       946,320           677,224        1,967,427         1,100,906
     Occupancy                                         232,870           201,983          471,490           369,712
     Professional fees                                 293,493           149,175          574,402           357,992
     Litigation settlement (Note 3)                  1,104,401                --        1,104,401                --
     Depreciation and amortization                     224,133           146,007          429,000           288,734
     Courier and postage                               150,372            86,520          313,128           203,044
     Equipment                                         146,712            86,983          255,385           159,626
     Stationery and supplies                           203,410            78,859          328,200           173,654
     Travel and entertainment                          158,580            75,807          243,382           112,959
     Insurance expense                                  45,084            52,095           84,641            86,461
     Other miscellaneous expenses                       62,376            47,158          100,083            84,675
                                                 -------------    --------------     ------------    --------------

         TOTAL EXPENSES                              7,804,495         4,075,346       13,595,009         7,952,672
                                                 -------------    --------------     ------------    --------------

INCOME FROM OPERATIONS                               5,057,266         1,249,321        7,411,011         1,606,683

PROVISION FOR INCOME TAXES                           2,038,123           515,090        2,985,952           669,779
                                                 -------------    --------------     ------------    --------------

NET INCOME                                       $   3,019,143      $    734,231      $     4,425,059  $    936,904
                                                 =============      ============      ===============  ============

EARNINGS PER SHARE:

     Weighted average shares outstanding-
         basic and diluted                          26,592,383        26,848,054       26,643,344        26,672,941

     Basic earnings per share                    $         .11    $         .03     $         .17    $         .04
                                                 =============    =============     =============    =============

     Diluted earnings per share                  $         .11    $         .03     $         .17    $         . 04
                                                 =============    =============     =============    ==============



          See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity
(Unaudited)



                                                                        Paid-in
                                                                        Capital
                                                     Paid-in Capital     from        Retained
                                                     from Retirement  Non-Employee   Earnings/     Unrealized
                           Series A Common Stock            of           Stock     (Accumulated      Gains
                            Shares         Amount      Common Stock     Options      Deficit)       (Losses)     Total




Balance
   January 1, 1998        20,614,014    $ 3,382,914    $    611,559    $       --   $  (182,433) $    4,870   $  3,816,910
Net income for the
   six months ended
   June 30, 1998                                                                      4,425,059                  4,425,059
Redemption and
   retirement of
   common stock              (58,290)      (108,541)        192,306                                                 83,765
Non-employee stock
   option expense                                                          12,500                                   12,500
Net unrealized losses
   on investments                                                                                   (22,225)       (22,225)
Deferred tax on net
   unrealized losses                                                                                  8,852          8,852
                         -----------    -----------    ------------    ----------   -----------  ----------   ------------
Balance
   June 30, 1998          20,555,724    $ 3,274,373    $    803,865    $   12,500   $ 4,242,626  $   (8,503)  $  8,324,861
                         ===========    ===========    ============    ==========   ===========  ==========   ============


          See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)


                                                                                   For the Six Months Ended
                                                                                           June 30,
                                                                                  1998                    1997



CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $    4,425,059          $      936,904
     Adjustments to reconcile net income to cash (used in)
         provided by operating activities:
             Depreciation and amortization of fixed assets                       394,424                 285,663
             Amortization of intangible assets                                    34,578                  32,042
             Producer stock option expense                                        12,500                      --
             Amortization/accretion of investments                               (28,075)                 (8,192)
             Realized loss on sales of investments                                    --                  28,994
             Changes in assets and liabilities
                 Net change in accounts receivable                            (1,237,002)               (203,175)
                 Net change in marketing supplies inventory                      (47,177)                 22,765
                 Net change in prepaid expenses                                  (26,612)                (91,744)
                 Net change in income taxes payable                              313,162                 276,234
                 Net change in deferred tax assets                               196,453                 238,545
                 Net change in accounts payable                                  (78,440)                (64,826)
                 Net change in accrued liabilities                             2,570,300                (416,258)
                 Net change in other assets and liabilities                       16,024                  24,948
                                                                          --------------          --------------
                    Net cash provided by operating activities                  6,545,194               1,061,900
                                                                          --------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments                                                 (5,873,148)            (20,880,107)
     Proceeds from sales and maturities of investments                         1,416,606              24,359,825
     Purchases of fixed assets                                                  (679,001)               (841,574)
     Purchase of organization costs                                                   --                  (3,034)
                                                                          --------------          --------------
                    Net cash (used in) provided by investing activities       (5,135,543)              2,635,110
                                                                          --------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Redemptions and retirement of common stock                                 (192,935)               (184,576)
                                                                          --------------          --------------
                    Net cash used in financing activities                       (192,935)               (184,576)
                                                                          --------------          --------------

INCREASE IN CASH
     AND CASH EQUIVALENTS                                                      1,216,716               3,512,434
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                       5,194,332               2,202,596
                                                                          --------------          --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    6,411,048          $    5,715,030
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

     The statements are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The consolidated balance sheet data at December 31, 1997, was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the entire year. Users of these financial statements are encouraged to refer to the Annual Report on Form 10-K for the year ended December 31, 1997, for additional disclosure.

2.   Redeemable Common Stock

     The Company is obligated to repurchase certain of its shares of common stock pursuant to various agreements under which the stock was issued. During the six months ended June 30, 1998, redeemable common stock was redeemed and retired as follows:


                                     Series A Redeemable          Series B Redeemable           Total Redeemable
                                        Common Stock                 Common Stock                 Common Stock
                                                 Carrying                     Carrying                     Carrying
                                                (Issuance)                   (Issuance)                   (Issuance)
                                   Shares         Amount        Shares         Amount        Shares         Amount

     Balance
          December 31, 1997       5,507,326   $ 10,040,068       600,861   $   1,802,583    6,108,187      $11,842,651
         Redemption and
          retirement of common
          stock                    (147,675)      (275,311)         (463)        (1,389)     (148,138)      (276,700)
                                 ----------   ------------    ----------   ------------    ----------   ------------
         Balance
          June 30, 1998           5,359,651    $ 9,764,757       600,398   $  1,801,194     5,960,049   $ 11,565,951
                                  =========    ===========    ==========   ============     =========   ============


3.   Litigation Settlement

     In December 1996, LMG and American National Insurance Company ("American National") were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama, alleging misrepresentation and price discrimination in connection with the sale of certain annuity products issued by American National and marketed by LMG. American National and LMG have denied the allegations contained in the complaint as well as any wrongdoing with respect to the sale and issuance of annuities. However, on June 17, 1998, in order to avoid protracted litigation, American National and LMG entered into a settlement agreement with the plaintiffs and other class members. LMG's portion of the settlement, net of recovery under its errors and omissions insurance policy, has been recorded as an expense in the accompanying income statement.

4.   Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. The Company's comprehensive income for the six month period ended June 30, 1998, and June 30, 1997, includes unrealized losses, net of deferred tax, of $13,373 and $75,426, respectively.

5.   Recent Accounting Pronouncement - Internal Use Software Cost

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting SOP 98-1, which will be effective for the Company's year ending December 31, 1999.

6.   Reclassification

     Certain amounts in the 1997 financial statements have been reclassified to conform with 1998 classifications.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Except for historical information contained herein, the matters discussed in this report contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially.

Results of Operations

     Summary--The Company's net income for the quarter ended June 30, 1998 increased approximately $2.3 million, or 311.2%, from the corresponding quarter in 1997 and approximately $3.5 million, or 372.3%, for the six months ended June 30, 1998, compared with the corresponding period in 1997. This increase is attributable primarily to increases in revenue, as discussed below.

     Income--The Company's major sources of income are marketing allowances, commission overrides and administrative fees from sales and administration of annuity and life insurance products on behalf of the two insurance companies for which the Company markets and administers policies (the "Carriers"). Levels of marketing allowances and commission overrides are directly related to, and increase with, the volume of sales of such products. Administration fees are a function not only of product sales, but also administration of policies inforce and producer appointments. Total income increased approximately $7.5 million, or 141.6%, during the three months ended June 30, 1998, compared to the three months ended June 30, 1997. For the six months ended June 30, 1998, total income increased $11.4 million, or 119.7% over the corresponding six month period in 1997. This increase resulted primarily from increases in sales volume, as discussed below.

     Marketing allowances and commission income, combined, increased approximately $6.5 million, or 151.3%, in the second quarter of 1998, compared to the second quarter of 1997. Such allowances and commissions increased approximately $9.7 million, or 128.9% for the six month period ended June 30, 1998, compared with the six month period ended June 30, 1997. This increase is due primarily to increases in volume of sales by the Company's distribution network on behalf of the Carriers. Premium placed inforce for the Carriers totaled approximately $452.5 million and $730.8 million, respectively during the three months and six months ended June 30, 1998, compared to $175.8 million and $322.5 million during the same periods in 1997, representing increases of 157.4% and 126.6%, respectively. Also contributing to increases in income during the first six months of 1998 were shifts to sales of products which yield higher marketing allowances and commission income.

     Administrative fees increased approximately $820,000, or 90.6%, in the second quarter of 1998, compared to the same period in 1997. For the six months ended June 30, 1998, administrative fees increased approximately $1.5 million, or 96.5%, over the corresponding period in 1997. These increases are due primarily to increases in the number of policies sold and administered during the respective periods and to a shift in policies administered to those which generate higher administrative fees.

     During the second quarter of 1998, the Company marketed and administered insurance products for two Carriers, American National Insurance Company ("American National") and IL Annuity and Insurance Company ("IL Annuity"). During the second quarter of 1998, 14.0% and 80.7% of the Company's total revenue resulted from agreements with American National and IL Annuity, respectively. On May 29, 1998, the Company entered into marketing and administrative agreements with a third carrier, Transamerica Life Insurance and Annuity Company ("Transamerica"). Sales of Transamerica annuity products are expected to begin in the third quarter of 1998.

     Expenses--Total expenses increased approximately $3.7 million, or 91.5%, during the three months ended June 30, 1998, compared to the three months ended June 30, 1997, and $5.6 million, or 70.9%, during the six months ended June 30, 1998, compared to the corresponding six months of 1997. This increase is attributable primarily to increases in compensation, sales promotion and support, litigation settlement, stationery and supplies, and travel and entertainment, as discussed below.

     As a service organization, the Company's primary expenses are salaries and related employee benefits, which increased approximately $1.8 million, or 71.3%, in the first quarter of 1998, compared to the same period in 1997, and approximately $2.7 million, or 54.0%, in the first six months of 1998, compared to the same period in 1997. This increase resulted primarily from increases in the number of full-time equivalent employees, which rose to 294 at June 30, 1998, compared with 190 at June 30, 1997. This increase in employment was necessary to accommodate increases in sales volume, as discussed above. Salaries and benefits also increased during the first six months of 1998 due to the addition of personnel at higher pay levels and to scheduled pay increases for existing employees.

     Sales promotion and support expense consists primarily of costs relating to the Company's annual national sales conventions, payments made to the Company's higher level Producers for recruitment and development of additional Producers, and costs relating to various sales meetings and training activities. Also included in sales promotion and support expense is the cost of designing and printing sales brochures for use by Producers in the Company's sales distribution network. It is expected that these expenses will continue to be a major element of the Company's cost structure, as attendance at the national sales conventions increases, as the number of Producers marketing products for the Company increases, and as new products are introduced. This expense increased approximately $269,096 or 39.7% for the quarter ended June 30, 1998, as compared with the quarter ended June 30, 1997, and approximately $866,521 or 78.7% for the six months ended June 30, 1998, as compared with the corresponding period in 1997, due primarily to an increase in the accrual of costs associated with the Company's national sales conventions and to increased anticipated attendance at such conventions, as well as increased commissions paid to Producers.

     In order to avoid protracted future litigation, the Company's principal subsidiary, LMG, together with American National Insurance Company, entered into an agreement to settle a lawsuit filed in Jefferson County, Alabama. LMG's net cost of the settlement, approximately $1.1 million, has been recorded as an expense during the second quarter of 1998. See Part II, Item 1. "Legal Proceedings" and footnotes to accompanying financial statements.

     Stationery and supplies expense increased approximately $125,000, or 157.9%, for the quarter ended June 30, 1998, and approximately $154,546, or 89.0%, for the six months ended June 30, 1998, when compared with the corresponding periods in 1997. These increases are primarily the result of additional supplies necessary to support the increased volume of business and increased number of employees as described above.

     Professional fees increased $144,318, or 96.7% for the three month period ended June 30, 1998 and $216,410, or 60.5% for the six month period ended June 30, 1998 as compared with the corresponding periods in 1997. These increases are primarily the result of increased legal fees associated with the settlement of the litigation described in Part II, Item 1. "Legal Proceedings."

     Travel and entertainment increased approximately $83,000, or 109.2%, for the quarter ended June 30, 1998, as compared with the quarter ended June 30, 1997, and approximately $130,000, or 115.5%, for the six months ended June 30, 1998, as compared with the corresponding period in 1997. The increases are due to increased travel duties and responsibilities of the Company's marketing department, travel related to the implementation of the carrier relationship with Transamerica as discussed above, and to travel related to set-up and training for an east coast service center which became operational in July 1998.

Liquidity and Capital Resources


     The Company's ability to mobilize its assets remained strong, with cash and investments representing 70.3% of the Company's total assets as of June 30, 1998.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

     Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference. On June 17, 1998, American National and LMG entered into a settlement agreement with plaintiffs and other class members pursuant to which LMG is released from further liability with respect to such claims. Under the terms of the settlement, LMG agreed to pay approximately $1.1 million, net of reimbursement under its errors and omissions insurance policy.

Item 4. Submission of Matters to a Vote of Security-Holders

     The following matters were submitted to a vote of shareholders of the Company at the Annual Meeting of Shareholders, which was held May 27, 1998. The results of shareholder votes were as follows:

                                                                      Broker
                                          For      Against  Abstain   Non-Votes

(i)Ratification of the Appointment of
   Coopers & Lybrand L.L.P., as the
   principal independent accountants
   for the Company for the year ended
   December 31, 1998                   20,608,156   2,655   374,480      --


Item 5. Other Information

     In June of 1998, LMG and American National amended the terms of the Marketing Agreement and Insurance Processing Agreement to extend the initial terms thereof to October 1, 1998. LMG and American National are in the process of negotiating a five year extension of these agreements.

Item 6. Exhibits and Reports on Form 8-K

(a)  Index to Exhibits

     Exhibit 10(a) Amendment Two to Marketing  Agreement with American  National
                   Insurance Company
     Exhibit 10(b) Amendment One to Insurance Processing Agreement with American
                   National Insurance Company
     Exhibit 11 Statement re: Computation of Per Share Earnings--Basic and Diluted
     Exhibit 27    Financial Data Schedule

(b) On June 11, 1998, the Company filed a form 8-K to report that, on June 1, 1998, LMG entered into an Administrative Services Agreement and a Marketing Agreement with Transamerica Life Insurance and Annuity Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      REGAN HOLDING CORP.



 Date: July 30, 1998       Signature: /s/ R. Preston Pitts
       -----------------              ------------------------------------
                                      R. Preston Pitts,
                                      President & Chief Operating Officer



 Date: July 30, 1998       Signature: /s/ David A. Skup
       -----------------              ------------------------------------
                                      David A. Skup,
                                      Chief Financial Officer