Form 10-Q
period 1998-09-30
REGAN HOLDING CORP
filed 1998-11-17
CIK 870069

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q




[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998, or

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

                          Yes    X              No
                              ----------           ----------



         The number of shares outstanding of the registrant's common stock, as of October 31, 1998 was:

                  Common Stock-Series A                  26,289,896
                  Common Stock-Series B                     600,398

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements
REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

                                                                    September 30,             December 31,
                                                                        1998                      1997
                                                                     (Unaudited)                (Audited)
ASSETS:
     Cash and cash equivalents                                 $       8,083,986         $       5,194,332
     Investments                                                      14,906,933                 7,692,279
     Accounts receivable                                               1,899,782                 1,239,306
     Prepaid expenses                                                    598,404                   572,932
     Marketing supplies inventory                                        399,928                   228,853
     Deferred income taxes-current                                       896,053                   488,437
                                                               -----------------         -----------------
         Total current assets                                         26,785,086                15,416,139
                                                               -----------------         -----------------
     Net fixed assets                                                  3,239,091                 2,610,324
     Deferred income taxes-non current                                   756,049                   783,477
     Other assets                                                        402,776                   471,001
                                                               -----------------         -----------------
         Total non-current assets                                      4,397,916                 3,864,802
                                                               -----------------         -----------------
         TOTAL ASSETS                                          $      31,183,002         $      19,280,941
                                                               =================         =================

LIABILITIES, REDEEMABLE COMMON STOCK,
     AND SHAREHOLDERS' EQUITY:
LIABILITIES:
     Accounts payable                                          $         386,853         $         344,071
     Income taxes payable                                                850,934                   389,561
     Accrued sales convention costs                                    2,181,979                 1,226,169
     Other accrued liabilities                                         4,600,937                 1,379,685
                                                               -----------------         -----------------
         Total current liabilities                                     8,020,703                 3,339,486
                                                               -----------------         -----------------
     Loan payable                                                        132,285                   132,285
     Deferred incentive compensation                                     381,886                   149,609
                                                               -----------------         -----------------
         Total non-current liabilities                                   514,171                   281,894
                                                               -----------------         -----------------
         TOTAL LIABILITIES                                             8,534,874                 3,621,380
                                                               -----------------         -----------------

COMMITMENTS AND CONTINGENCIES                                                 --                        --

REDEEMABLE COMMON STOCK                                               11,462,963                11,842,651
                                                               -----------------         -----------------

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value, 100,000,000 shares
         authorized, no shares issued or outstanding                          --                        --
     Series A common stock, no par value, 45,000,000 shares
         authorized, 20,548,224 and 20,614,014 shares issued
         and outstanding at September 30, 1998 and
         December 31, 1997, respectively                               3,266,874                 3,382,914
     Paid-in capital from redemption and retirement
         of common stock                                                 840,750                   611,559
     Paid-in capital from non-employee stock options                      18,750                        --
     Retained earnings (accumulated deficit)                           7,109,759                  (182,433)
     Net unrealized gains (losses) on investments                        (50,968)                    4,870
                                                               -----------------         -----------------
         TOTAL SHAREHOLDERS' EQUITY                                   11,185,165                 3,816,910
                                                               -----------------         -----------------
         TOTAL LIABILITIES, REDEEMABLE COMMON
         STOCK & SHAREHOLDERS' EQUITY                          $      31,183,002         $      19,280,941
                                                               =================         =================


          See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Income Statements
(Unaudited)

                                                    For the Three Months Ended       For the Nine Months Ended
                                                            September 30,                    September 30,
                                                 -------------------------------     ---------------------------
                                                     1998              1997             1998              1997
                                                     ----              ----             ----              ----
INCOME:
     Marketing allowances                         $  7,619,535      $  3,231,598     $ 19,299,171      $  8,492,401
     Commission income                               3,586,450         1,448,541        9,180,142         3,732,659
     Administrative fees                             1,798,173           950,330        4,872,523         2,515,183
     Investment income                                 332,228           164,185          833,332           476,768
     Other income                                       37,567            54,695          194,805           191,693
                                                  ------------      ------------     ------------      ------------
         TOTAL INCOME                               13,373,953         5,849,349       34,379,973        15,408,704
                                                  ------------      ------------     ------------      ------------

EXPENSES:
     Salaries and related benefits                   4,777,738         2,673,329       12,501,208         7,688,238
     Sales promotion and support                     2,015,193           642,647        3,982,620         1,743,553
     Litigation settlement (Note 3)                         --                --        1,104,404                --
     Professional fees                                 332,168           159,196          906,570           517,188
     Occupancy                                         334,254           272,472          805,744           642,184
     Depreciation and amortization                     295,422           199,456          724,422           459,219
     Stationery and supplies                           232,491           109,422          560,691           269,048
     Courier and postage                               202,118           166,651          515,246           369,695
     Travel and entertainment                          204,122            83,812          447,504           196,771
     Equipment                                         176,769            93,459          432,154           267,113
     Insurance                                          38,850            42,636          123,491           129,097
     Other expenses                                     33,119            10,040          133,199           123,686
                                                  ------------      ------------     ------------      ------------
         TOTAL EXPENSES                              8,642,244         4,453,120       22,237,253        12,405,792
                                                  ------------      ------------     ------------      ------------

INCOME FROM OPERATIONS                               4,731,709         1,396,229       12,142,720         3,002,912

PROVISION FOR INCOME TAXES                           1,864,576           565,623        4,850,528         1,235,402
                                                  ------------      ------------     ------------      ------------
NET INCOME                                        $  2,867,133      $    830,606     $  7,292,192      $  1,767,510
                                                  ============      ============     ============      ============

EARNINGS PER SHARE:

     Weighted average shares
         outstanding - basic                        26,600,241        26,865,131       26,703,920        26,937,299

     Basic earnings per share                     $        .11      $       .03      $        .27       $       .07
                                                  ============      ============     ============       ===========

     Weighted average shares
         outstanding - diluted                      27,263,913        26,865,131       27,090,580        26,937,299

     Diluted earnings per share                   $        .11      $       .03      $        .27       $       .07
                                                  ============      ============     ============       ===========



          See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity
(Unaudited)



                                                                        Paid-in
                                                                        Capital
                                                                         from
                                                     Paid-in Capital      Non-       Retained
                                                     from Retirement   Employee      Earnings/     Unrealized
                           Series A Common Stock            of           Stock     (Accumulated      Gains
                            Shares         Amount      Common Stock     Options      Deficit)       (Losses)      Total
                            ------         ------      ------------     -------      --------       ---------     -----
Balance
   January 1, 1998        20,614,014    $ 3,382,914     $  611,559      $    --     $  (182,433)    $ 4,870    $ 3,816,910
Net income for the
   nine months ended
   September 30, 1998                                                                 7,292,192                  7,292,192
Redemption and
   retirement of
   common stock              (65,790)      (116,040)       229,191                                                 113,151
Non-employee stock
   options expense                                                        18,750                                    18,750
Net unrealized losses
   on investments                                                                                   (93,844)       (93,844)
Deferred tax on net
   unrealized losses                                                                                 38,006         38,006
                         -----------    -----------     -----------     ---------   -----------   ---------    -----------
Balance
   September 30, 1998     20,548,224    $ 3,266,874     $   840,750     $  18,750   $ 7,109,759   $ (50,968)   $11,185,165
                         ===========    ===========     ===========     =========   ===========   =========    ===========










          See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)


                                                                                   For the Nine Months Ended
                                                                                         September 30,
                                                                                   -------------------------
                                                                                  1998                    1997
                                                                                  ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $    7,292,192          $    1,767,510
     Adjustments to reconcile net income to cash provided by
         operating activities:
             Depreciation and amortization of fixed assets                       671,665                 454,190
             Amortization of intangible assets                                    52,757                   5,029
             Amortization/accretion of investments                               (46,765)                (24,547)
             Non-employee stock option expense                                    18,750                      --
             Realized loss (gain) on sales of investments                        (14,463)                 28,686
             Changes in assets and liabilities:
                 Net change in accounts receivable                              (660,476)               (510,966)
                 Net change in prepaid expenses                                  (25,472)               (201,504)
                 Net change in marketing supplies inventory                     (171,075)                 40,259
                 Net change in deferred income taxes                            (342,182)                152,239
                 Net change in accounts payable                                   42,782                  (5,899)
                 Net change in income taxes payable                              461,373                 527,820
                 Net change in accrued sales convention costs                    955,810                 (91,087)
                 Net change in other accrued liabilities                       3,221,252                 (54,597)
                 Net change in other assets and liabilities                      265,551                 135,013
                                                                          --------------          --------------
                    Net cash provided by operating activities                 11,721,699               2,222,146
                                                                          --------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments                                                (10,049,466)            (11,060,306)
     Proceeds from sales and maturities of investments                         2,802,196               9,739,821
     Purchases of fixed assets                                                (1,300,432)             (1,215,750)
     Payments for organization costs                                             (17,806)                (10,640)
                                                                          --------------          --------------
                    Net cash used in investing activities                     (8,565,508)             (2,546,875)
                                                                          --------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Redemption and retirement of common stock                                  (266,537)               (271,091)
                                                                          ---------------         ---------------
                    Net cash used in financing activities                       (266,537)               (271,091)
                                                                          --------------          --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               2,889,654                (595,820)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 5,194,332               2,202,596
                                                                          --------------          --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    8,083,986          $    1,606,776
                                                                          ==============          ==============









          See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements



1.       Financial Information

         The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles and include the accounts of Regan Holding Corp. and its wholly-owned subsidiaries, Legacy Marketing Group ("LMG"), Legacy Financial Services, Inc., Legacy Advisory Services, Inc., and LifeSurance Corporation. All intercompany transactions have been eliminated.

         The statements are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The consolidated balance sheet data at December 31, 1997, was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the entire year. Users of these financial statements are encouraged to refer to the Annual Report on Form 10-K for the year ended December 31, 1997, for additional disclosure.

2.       Redeemable Common Stock

         The Company is obligated to repurchase certain of its shares of common stock pursuant to various agreements under which the stock was issued. During the nine months ended September 30, 1998, redeemable common stock was redeemed and retired as follows:


                                     Series A Redeemable          Series B Redeemable           Total Redeemable
                                        Common Stock                 Common Stock                 Common Stock
                                                 Carrying                     Carrying                     Carrying
                                                (Issuance)                   (Issuance)                   (Issuance)
                                   Shares         Amount        Shares         Amount        Shares         Amount
         Balance
          December 31, 1997       5,507,326   $ 10,040,068       600,861    $ 1,802,583     6,108,187      $11,842,651
         Redemption and
          retirement of common
          stock                    (200,935)      (378,299)         (463)        (1,389)     (201,398)        (379,688)
                                 ----------   ------------    ----------    -----------    ----------      -----------
         Balance
          September 30, 1998      5,306,391   $  9,661,769       600,398    $ 1,801,194     5,906,789      $11,462,963
                                 ==========   ============    ==========    ===========    ==========      ===========


3.       Litigation Settlement

         In December 1996, LMG and American National Insurance Company ("American National") were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama, alleging misrepresentation and price discrimination in connection with the sale of certain annuity products issued by American National and marketed by LMG. American National and LMG have denied the allegations contained in the complaint as well as any wrongdoing with respect to the sale and issuance of annuities. However, on June 17, 1998, in order to avoid protracted litigation, American National and LMG entered into a settlement agreement with the plaintiffs and other class members. LMG's portion of the settlement, net of recovery under its errors and omissions insurance policy, was recorded as an expense during the second quarter of 1998.

4.       Lease Commitment

         The Company currently leases approximately 43,000 square feet of office space in Petaluma, California, at which the Company's headquarters are located. The lease for this space was terminated on September 11, 1998, and the Company intends to vacate such space in March, 1999. On October 27, 1998, the Company entered into a new lease for approximately 72,000 square feet of office space in Petaluma, California, into which the Company intends to move its headquarters upon vacating the space it currently leases. This lease expires in April, 2009, and includes an option to extend the term for two five-year periods. Pursuant to the lease, the Company will pay monthly rent of $71,612, plus a pro-rate share of property taxes and operating expenses based on leased square footage.

5.       Amendments to Marketing and Processing Agreements

         In October, 1998, LMG and American National amended the terms of the Marketing Agreement and Insurance Processing Agreement to extend the initial terms thereof to January 1, 1999. LMG and American National are in the process of negotiating a five year extension.

6.       Related Party Transactions

         In May of 1998, the Company entered into a Shareholder's Agreement with Lynda Regan, Chief Executive Officer of the Company and Chairman of the Company's Board of Directors, and certain other individuals. Under the terms of this agreement, in the event of the death of Ms. Regan, the Company shall repurchase from Ms. Regan's estate all shares of Common Stock that were owned by Ms. Regan at the time of her death or were transferred by her to one or more trusts prior to her death. The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares.

7.       Comprehensive Income

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. The Company's comprehensive income for the nine month period ended September 30, 1998 and 1997, includes unrealized losses, net of deferred tax, of $55,838 and $34,016, respectively.

8.       Recent Accounting Pronouncements--Internal Use Software Cost

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

9.       Reclassifications

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

Results of Operations

         Summary--The Company's net income for the quarter ended September 30, 1998, increased approximately $2.0 million, or 245.2%, from the corresponding quarter in 1997, and approximately $5.5 million, or 312.6%, for the nine months ended September 30, 1998, compared with the corresponding period in 1997. These increases are attributable primarily to increases in sales volume, as discussed below.

         Income--The Company's major sources of income are marketing allowances, commission overrides and administrative fees from sales and administration of annuity and life insurance products on behalf of the three insurance companies for which the Company markets and administers policies, American National Insurance Company ("American National"), IL Annuity and Insurance Company ("IL Annuity") and Transamerica Life Insurance and Annuity Company ("Transamerica") (collectively, the "Carriers"). Levels of marketing allowances and commission overrides are directly related to, and increase with, the volume of sales of such products. Administration fees are a function not only of product sales, but also administration of policies inforce and producer appointments. Total income increased approximately $7.5 million, or 128.6%, during the three months ended September 30, 1998, compared to the three months ended September 30, 1997. For the nine months ended September 30, 1998, total income increased $19.0 million, or 123.1%, over the corresponding nine month period in 1997. This increase resulted primarily from increases in sales volume, as discussed below.

         Marketing allowances and commission income, combined, increased approximately $6.5 million, or 139.4%, in the third quarter of 1998, compared to the third quarter of 1997. Such allowances and commissions increased approximately $16.3 million, or 133.0% for the nine month period ended September 30, 1998, compared with the nine month period ended September 30, 1997. This increase is due primarily to increases in volume of sales by the Company's distribution network on behalf of the Carriers. Premium placed inforce for the Carriers totaled approximately $484.7 million and $1.2 billion, respectively during the three months and nine months ended September 30, 1998, compared to $203.4 million and $526.0 million during the same periods in 1997, representing increases of 138.2% and 131.1%, respectively. Also contributing to increases in income during the first nine months of 1998 was a shift in sales mix to sales of products which yield higher marketing allowances and commission income.

         Administrative fees increased approximately $848,000, or 89.2%, in the third quarter of 1998, compared to the same period in 1997. For the nine months ended September 30, 1998, administrative fees increased approximately $2.4 million, or 93.7%, over the corresponding period in 1997. These increases are due primarily to increases in the number of policies sold and administered during the respective periods and to a shift in policies administered to those which generate higher administrative fees.

         During the three months ended September 30, 1998, 9.4%, 84.0% and 1.0% of the Company's total revenue resulted from agreements with American National, IL Annuity and Transamerica, respectively. During the three months ended September 30, 1997, 42.2% and 51.0% of the Company's total revenue resulted from agreements with American National and IL Annuity, respectively. Sales and administration of Transamerica products began during the third quarter of 1998. The shift from American National to IL Annuity products is attributed to favorable market acceptance of IL Annuity's products.

         Expenses--Total expenses increased approximately $4.2 million, or 94.1%, during the three months ended September 30, 1998, compared to the three months ended September 30, 1997, and $9.8 million, or 79.2%, during the nine months ended September 30, 1998, compared to the corresponding nine months of 1997. These increases are attributable primarily to increases in compensation, sales promotion and support, stationery and supplies, and travel and entertainment expenses and to accrual for settlement of a legal matter, as discussed below.

         As a service organization, the Company's primary expenses are salaries and related employee benefits, which increased approximately $2.1 million, or 78.7%, during the three months ended September 30, 1998, compared to the same period in 1997, and approximately $4.8 million, or 62.6%, during the nine months ended September 30, 1998, compared to the same period in 1997. These increases resulted primarily from increases in the average number of full-time equivalent employees, which rose to 324 during the quarter ended September 30, 1998, compared with 192 during the quarter ended September 30, 1997. These increases in employment were necessary to accommodate increases in sales volume, as discussed above. Salaries and benefits also increased due to the addition of personnel at higher pay levels and to scheduled pay increases for existing employees.

         Sales promotion and support expense consists primarily of costs relating to the Company's annual national sales conventions, incentives paid to the Company's higher level Producers for recruitment and development of additional Producers, and costs relating to various sales meetings and training activities. Also included in sales promotion and support expense is the cost of designing and printing sales brochures for use by Producers in the Company's sales distribution network. It is expected that these expenses will continue to be a major element of the Company's cost structure, as attendance at the national sales conventions increases, as the number of Producers marketing products for the Company increases, and as new products are introduced. This expense increased approximately $1.4 million, or 213.6%, for the quarter ended September 30, 1998, compared with the quarter ended September 30, 1997, and approximately $2.2 million, or 128.4%, for the nine months ended September 30, 1998, compared with the corresponding period in 1997. These increases are due primarily to an increase in costs associated with the Company's national sales conventions and increased anticipated attendance at such conventions, and to increased incentives paid to Producers by the Company.

         In order to avoid protracted future litigation, the Company's principal subsidiary, LMG, together with American National, entered into an agreement to settle a lawsuit filed in Jefferson County, Alabama. LMG's net cost of the settlement, approximately $1.1 million, was recorded as an expense during the second quarter of 1998. See footnotes to Part I, Item 1, "Financial Statements."

         Professional fees increased $173,000, or 108.7%, for the three months ended September 30, 1998, and $389,000, or 75.3%, for the nine month period ended September 30, 1998, compared with the corresponding periods in 1997. These increases are primarily the result of consulting fees related to various information systems projects and increased legal fees associated with the settlement of the litigation described in footnotes to Part I, Item 1, "Financial Statements."

         Stationery and supplies expense increased approximately $123,000, or 112.5%, for the quarter ended September 30, 1998, and approximately $292,000, or 108.4%, for the nine months ended September 30, 1998, compared with the corresponding periods in 1997. These increases are primarily the result of additional supplies necessary to support the increased volume of business and increased number of employees, as described above.

         Travel and entertainment increased approximately $120,000, or 143.5%, for the quarter ended September 30, 1998, compared with the quarter ended September 30, 1997, and approximately $251,000, or 127.4%, for the nine months ended September 30, 1998, compared with the corresponding period in 1997. The increases are due to increased travel by personnel in the Company's marketing department, to travel related to implementation of the carrier relationship with Transamerica, as discussed above, and to travel necessary for set-up and training for an east coast service center which became operational in July, 1998.

Liquidity and Capital Resources

         The Company's ability to mobilize its assets remained strong, with cash and investments representing 73.7% of the Company's total assets as of September 30, 1998.

Year 2000

         As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to only accommodate a two digit date position which represents the year (e.g., '95 is stored in the system and represents the year 1995). As a result, the year 1999 (i.e. '99) could be the maximum date value these systems will be able to accurately process. Management has developed and is in the process of implementing a plan to insure that the Company will be year 2000 compliant. This plan consists of the following four stages: (i) conducting an inventory of all hardware, software and support systems; (ii) assessing whether such hardware, software and support systems are year 2000 complaint; (iii) correcting or replacing any non-compliant hardware, software and support systems; and (iv) testing to ensure that all corrections or replacements made pursuant to the third phase of the plan are functioning properly. The first two stages of this plan have been completed and management anticipates that the last two stages will be completed by March 31, 1999. The Company is also working closely with significant customers and vendors to ensure that their systems will be fully year 2000 compliant. Based on information currently available, management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant, however, as noted, the Company has not completed implementation of its compliance plan. To the extent the Company's systems are not fully year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

                            PART II OTHER INFORMATION

Item 5.  Other Information

         In October of 1998, LMG and American National amended the terms of the Marketing Agreement and Insurance Processing Agreement to extend the initial terms thereof to January 1, 1999. LMG and American National are in the process of negotiating a five year extension.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Index to Exhibits

         Exhibit 10.1 Amendment Three to Insurance Processing Agreement with American National Insurance Company
         Exhibit 10.2 Amendment Four to Marketing Agreement with American National Insurance Company
         Exhibit 10.3   Lease Agreement for 2090 Marine Ave., Petaluma Calif.
         Exhibit 10.4   Buy-Sell
         Exhibit 11     Computation of Earnings Per Share--Basic and Diluted
         Exhibit 27     Financial Data Schedule



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 REGAN HOLDING CORP.



Date: November 12, 1998       Signature:  /s/ R. Preston Pitts
                                          -------------------------------------
                                          R. Preston Pitts,
                                          President & Chief Operating Officer



Date: November 12, 1998       Signature:  /s/ David A. Skup
                                          -------------------------------------
                                          David A. Skup,
                                          Chief Financial Officer