Form 10-K
period 1998-12-31
REGAN HOLDING CORP
filed 1999-04-01
CIK 870069

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the fiscal year ended December 31, 1998, or

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


                   Yes     X          No
                       ---------          ---------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a date specified within the 60 days prior to the date of filing.

                                   $18,806,976

     There  is  currently  no  trading  market  for  the   registrant's   stock.
Accordingly, the foregoing is based on the price at which the registrant has repurchased its stock during the 60 days prior to the date of filing.

                          Index to Exhibits on Page 28

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                   Yes     X          No
                       ---------          ---------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 15, 1999, including redeemable common stock:

         Common Stock-Series A                     25,992,437
         Common Stock-Series B                        548,633


                       DOCUMENTS INCORPORATED BY REFERENCE

     The  issuer's   definitive  Proxy  Statement  for  the  Annual  Meeting  of
Shareholders to be held May 21, 1999, is incorporated by reference into Part III of this document.


                                     PART I

Item 1. Description of Business

     Except for historical information contained herein, the matters discussed in this report contain forward- looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties that could cause actual results to differ materially.

     Regan Holding Corp. (the "Company"), is a California Corporation that is primarily engaged, through its wholly-owned subsidiary Legacy Marketing Group ("Legacy"), in the design, marketing and administration of life insurance and annuity products. Through Legacy, the Company has entered into marketing agreements (the "Marketing Agreements") with American National Insurance Company ("American National"), IL Annuity and Insurance Company ("IL Annuity"), and Transamerica Life Insurance and Annuity Company ("Transamerica"), each of which is an unaffiliated company (collectively referred to herein as the "Carriers"). American National has over $1.4 billion in capital and surplus and is rated "A++" by A. M. Best. IL Annuity has over $13.0 million in capital and surplus and is rated "A" by A.M. Best. Transamerica has over $560 million in capital and surplus and is rated "A+" by A.M. Best. The Company currently markets policies written in the District of Columbia and in each state of the United States except Alabama and New York.

     The Marketing Agreements grant Legacy the exclusive right to market certain annuity and life insurance products issued by the Carriers (the "Policies"). Under the terms of the Marketing Agreements, Legacy is responsible for the recruiting, appointing and training of producers who contract with Legacy to sell the Policies. For these services, the Carriers pay Legacy marketing allowances and commissions based on the volume of Policies sold. The Carriers are also responsible for the payment to producers of commissions on the sale of Policies. Legacy may, in its discretion, elect to pay commissions to producers in addition to those paid by the Carriers.

     The Company currently markets the Policies through a network consisting of approximately 15,300 producers, of whom approximately 5,000 generated business during 1998. Each of these producers has entered into a producer agreement with Legacy pursuant to which the services of the producer are provided on a non-exclusive basis. These agreements may be terminated immediately by either the producer or Legacy, with or without cause.

     Legacy's sales network is built on a multi-level structure, pursuant to which producers may recruit other producers. Recruited producers are referred to as "downline" producers within the recruiting producer's "downline network." Recruited producers may also recruit other producers, creating a hierarchy under the original recruiting producer. The producer contract contains a nine-level "open book" design in which a producer may advance from one level to the next based on his or her commission level and the size of his or her downline network. As a producer advances within the system, the producer receives higher commissions on sales made by the producer and the producer's downline network. Legacy's multi-level structure creates a financial incentive for producers to build a hierarchy, or downline network, of producers, thereby contributing to their own financial growth and to the growth of the Company. Advancements to higher levels can occur as often as every three months. Producers at the highest levels are considered "wholesalers."

     Legacy provides tools and services that assist wholesalers with recruiting, training and support responsibilities associated with the producers in their downline network. In addition, Legacy assists producers with programs designed to increase their sales and better serve their clients. Recruiting and training programs include visual presentations, product videos and seminars, advertising material guidelines and sales flip charts. Legacy also generates product information, sales brochures, and recruiting material.

     In addition to Policy marketing and administration, Legacy assists the Carriers in Policy design and development. Legacy's marketing and actuarial departments work with the Carriers to design proprietary annuity and life insurance products to be marketed by Legacy. Most products marketed by Legacy include certain guarantees for the benefit of policyholders, known as Legacy's Cornerstone Guarantees, which are designed to be unique in the insurance marketplace. Legacy's Cornerstone Guarantees generally include: (i) a contractually guaranteed maximum administrative fee; (ii) multiple crediting rate options; and, (iii) life insurance products providing a guarantee that changes in the cost of insurance will result solely from changes in the Policies' future experience factors.

     Legacy has also entered into Administrative Agreements (the "Administrative Agreements") with each of the Carriers pursuant to which Legacy provides clerical, administrative and accounting services with respect to the Policies. Such services include billing, collecting and remitting cash on the Policies. However, all cash receipts are deposited into accounts maintained by the Carriers and all cash remitted by the Carriers to either policyholders or Legacy is paid from accounts maintained by the Carriers. For providing such services, Legacy is paid on a per transaction basis with the amount of the fee depending on the type of policy and type of service. Historically, all administrative services with respect to Policies were performed at the Company's headquarters in Petaluma, California. However, during 1998, Legacy began performing administrative services with respect to certain annuity Policies at facilities located in Rome, Georgia.

     During 1997, American National and IL Annuity were the only insurance companies for which Legacy marketed and administered insurance products. Approximately 36.2% and 57.0% of the Company's total revenue during 1997 resulted from agreements with American National and IL Annuity, respectively. During 1998, approximately 12.7%, 79.9%, and 1.7% of the Company's total revenue resulted from agreements with American National, IL Annuity, and Transamerica, respectively.

     Neither the Marketing Agreements nor the Administrative Agreements prevent Legacy from entering into similar arrangements with other insurance companies. However, the Marketing Agreements prevent Legacy from marketing products which are similar, in the case of American National and IL Annuity, or the same, in the case of Transamerica, to those being offered under the respective Marketing Agreements. In addition, under the terms of the Marketing Agreements with American National and IL Annuity, Legacy is obligated to give American National and IL Annuity the opportunity to participate in the marketing of any new products developed by Legacy.

     The Marketing and Administrative Agreements with American National and IL Annuity expire on May 15, 1999, and December 31, 2005, respectively, but may be renewed by mutual agreement for successive one year terms. These Agreements may be terminated by either party upon 180 days notice without cause, and may be terminated by either party immediately for cause. In addition, the Marketing Agreements with American National and with IL Annuity will terminated automatically at the end of any calendar quarter upon failure of Legacy to meet certain quarterly minimum production requirements for two successive calendar quarters. The Company is currently negotiating with American National to renew the Marketing and Administrative Agreements. Management expects that new agreements will be signed during the second quarter of 1999. The Marketing and Administrative Agreements with Transamerica do not have fixed terms but may be terminated by either party upon twelve months notice without cause, and may be terminated by either party immediately for cause.

     Through its wholly-owned broker-dealer subsidiary, Legacy Financial Services, Inc. ("LFS"), the Company engages in the offering and sale of variable annuity and life insurance products, mutual funds and debt and equity securities on a fully disclosed basis. LFS has entered into agreements (the "Agreements") with various entities pursuant to which LFS has a non-exclusive right to solicit sales of these investment products offered by such entities through its network of independent representatives and to provide certain marketing and administrative services in order to facilitate sales of such products. Under the Agreements, the Company is compensated based upon pre-determined percentages of production. The Agreements may be terminated by any party upon 30 days written notice. Sales of products pursuant to the Agreements began during the first quarter of 1996. During 1998, approximately 1.7% of the Company's consolidated revenues were generated by LFS.

     Through its wholly-owned subsidiary, LifeSurance Corporation, the Company conducts estate planning seminars which provide continuing education credits for producers at various locations throughout the United States. Producers pay fees to attend the seminars and may also purchase educational materials which can be used as tools in promoting life insurance and annuity policies and estate planning concepts. The seminars and educational materials are marketed under the business name Wealth Transfer Educational Systems.

     In August 1997, Legacy Advisory Services, Inc. ("LAS"), a wholly-owned subsidiary of the Company, was incorporated in the State of California for the purpose of operating as an "investment advisor," as defined by and regulated pursuant to the Investment Advisors Act of 1940. LAS is registered with the Securities and Exchange Commission (the "SEC") and is in the process of filing notices with several states to provide investment management services to clients of investment advisor representatives of LAS. LAS has conducted no operations to date.

     In July 1998, Legacy Reinsurance Company ("LegacyRe"), a wholly-owned subsidiary of the Company, was incorporated in the State of Arizona. The Company is in the process of obtaining approval from the Arizona Department of Insurance for LegacyRe to engage in the reinsurance business. Accordingly, LegacyRe has conducted no business to date. Upon receipt of approval from the Arizona Department of Insurance, LegacyRe may enter into one or more reinsurance agreements to reinsure annuity and life products.

Competitive Business Conditions

     The life insurance and annuity business is highly competitive. The Company faces competition from various companies and organizations, including banks, securities brokerage firms, investment advisors and other financial intermediaries marketing insurance products, annuities, mutual funds, and other retirement oriented investments. Some of these competitors have substantially greater assets, financial resources and market acceptance than Legacy. The Company's distribution system relies on independent insurance producers to effectively market its products competitively. Maintaining relationships with producers requires introducing new products to the market in an efficient and timely manner, offering competitive commission schedules, and providing superior marketing training and support.

Regulatory Environment

     Legacy, or a licensed individual acting on behalf of Legacy (in the states that do not permit the licensing of corporations), is licensed or is currently seeking licensure as an insurance agent and/or third party administrator in all states that require such licensure. As a result of being licensed as an insurance agency, Legacy's operations are subject to regulation, including its sales practices, fiduciary responsibilities and familiarity with pertinent statutes and regulations. As a result of being licensed as a third party administrator, Legacy is subject to regulation regarding maintenance of records, settlement and payment of claims, underwriting services or standards, disclosure of the administrator's capacity, payment of fees or charges and other fiduciary duties.

     Increased national attention has forced the National Association of Insurance Commissioners and state insurance departments to examine existing laws and regulations affecting insurance companies, especially those laws and regulations involving insurance company solvency, marketing practices, and investment policies. The Company has responded to this increased scrutiny by instituting strict advertising guidelines, generating consistent marketing materials and testimonies addressing appropriate marketing practices, and including this topic in its bi- annual wholesaler meetings. Although the Company, itself, is not an insurance company, changes in the regulatory environment which affect the insurance companies with that it contracts can impact its operations.

     LFS is registered as a broker-dealer with, and is subject to regulation by, the SEC and the National Association of Securities Dealers (the "NASD"). LFS is also registered as a fully disclosed broker-dealer in several states. As a result of federal and state broker-dealer registration and self regulatory organization ("SRO") memberships, LFS is subject to overlapping regulation which cover many aspects of its securities business. Such regulations cover matters including capital requirements, record-keeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and to prevent the improper trading on material non-public information, employee-related matters, including qualification and licensing of supervisory and sales personnel, and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation, including "suitability" determinations as to customer transactions, limitations in the amounts that may be charged to customers, and correspondence with customers. LFS is currently in compliance with all applicable capital and other regulatory requirements.

     Compliance with many of the regulations applicable to the Company or its subsidiaries involves a number of risks, particularly because applicable regulations in a number of areas may be subject to varying interpretation. Regulators make periodic examinations and review annual, monthly and other reports on the Company's operations and financial condition. In the event of a violation of or non-compliance with any applicable law or regulation, governmental regulators and SROs may institute administrative or judicial proceedings that may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), criminal penalties, the issuance of cease-and-desist orders, the deregistration or suspension of a non-compliant broker-dealer, the suspension of disqualification of a broker-dealer's officers or employees, and other adverse consequences. Such violations or non-compliance could also subject the Company and/or its employees to civil actions by private persons. Any governmental, SRO or private proceeding alleging violation of or non-compliance with laws and regulations applicable to the Company or its subsidiaries could have a material adverse effect upon the Company's business, financial condition, results of operations and business prospects.

     As of March 15, 1999, the Company had approximately 380 full-time equivalent employees. None of the employees of the Company are covered by a collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

     Information about the Company, including copies of the Company's Forms 10-K and 10-Q may be reviewed at offices maintained by the SEC at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549 and at the regional offices of the SEC located at Seven World Trade Center, New York, New York 10048 and Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such materials may be obtained from the Public Reference Section of the SEC at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549, at prescribed rates. In addition, the SEC maintains a Web site on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC.

Item 2. Property

     The Company currently leases approximately 43,000 square feet of office space in Petaluma, California, at which the Company's headquarters are located. In March, 1999, the Company entered into an agreement to purchase the building which houses the office space currently leased for $4.3 million. The building consists of approximately 53,700 total square feet of useable office and warehouse space. The Company has also entered into a lease for approximately 72,000 square feet of office space at another location in Petaluma, California into which the Company intends to move its headquarters in mid-1999. This lease expires in April, 2009, subject to extension at the option of the Company, for two additional terms of five years each. Once the Company's headquarters are relocated, the newly purchased building is expected to be used for ongoing operations and staff and producer training events. Any unused space will be offered for lease.

     The Company also currently leases approximately 30,500 square feet of office space in Rome, Georgia. This lease expires in December, 2002, unless the Company exercises its option to extend the lease for a period of three years.

     Management believes that existing and planned office space is and will continue to be adequate for the Company's operations for the foreseeable future.

Item 3. Legal Proceedings

     As a professional services firm engaged in marketing and servicing life insurance and annuity products, the Company encounters litigation in the normal course of business. Management is not aware of any material exposure to the Company currently existing as a result of such litigation. However, Legacy recently settled a lawsuit brought in the State of Alabama. (See "Management's Discussion and Analysis of Financial Condition and Result of Operations.")

Item 4. Submission of Matters to a Vote of Security Holders

     No items were submitted to a vote of security holders during the fourth calendar quarter of 1998.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

     There is no established public trading market for the Company's stock. The Company's Series A common stock is held by approximately 1,500 shareholders of record. The Company's Series B common stock is held by approximately 9,800 shareholders of record.

     The Board of Directors of the Company may, at its sole discretion, declare and pay dividends on common stock, subject to capital and solvency restrictions under California law. To date, the Company has not paid any dividends on its common stock. The Company's ability to pay dividends is dependent on the ability of the Company's wholly-owned subsidiaries to pay dividends or make other distributions to its parent company. As of December 31, 1998, the Company does not anticipate paying dividends on any of its outstanding common stock in the foreseeable future.

Item 6. Selected Consolidated Financial Data


                                   Year Ended        Year Ended       Year Ended        Year Ended     Year Ended
                                  December 31,      December 31,     December 31,      December 31,   December 31,
                                      1998            1997               1996              1995           1994
                                      ----            ----               ----              ----           ----

Selected Income Statement Data:

   Total Income                    $47,156,196      $ 22,581,075     $ 18,237,528     $  17,153,947  $    7,683,791
   Net Income                        9,770,208         3,150,454        2,714,495         4,858,620       5,085,866
   Earnings Per Share-Basic         $      .37      $        .12     $        .10     $         .18  $          .21
   Earnings Per Share-Diluted       $      .36      $        .12     $        .10     $         .18  $          .21

Selected Balance Sheet Data:

   Total Assets                    $31,286,013      $ 19,280,941     $  15,424,902    $  12,304,801  $    6,860,778
   Total Non Current Liabilities      662,808            281,894           316,741          304,557         130,146
   Total Liabilities                6,364,743          3,621,380         2,519,866        1,762,924       1,287,425
   Redeemable Common Stock         11,225,431         11,842,651        12,343,001       12,682,750      12,696,412
   Shareholders' Equity (Deficit)  13,695,839          3,816,910           562,035       (2,140,873)     (7,123,059)
   Cash Dividends Declared                 --                 --                --               --              --

Selected Operating Data:

   Total Premium
      Placed Inforce (1)      $ 1,653,000,000       $777,300,000     $ 626,800,000    $ 620,000,000  $  339,000,000
   Total No. of Policies
      Placed Inforce (1)               31,900             15,060            11,144           12,167           6,118


(1) Inforce premium and policies are actually statistics of the Carriers but represent factors which directly affect the Company's revenue.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Summary--The Company's net income increased approximately $6.6 million, or 210.1%, in 1998, compared to 1997, and increased approximately $436,000, or 16.1%, in 1997 compared to 1996. These increases are attributable primarily to increases in income resulting from increases in sales volume, as discussed below.

     Income--The Company's major sources of income are marketing allowances, commission income and administrative fees from sales and administration of annuity and life insurance products on behalf of the Carriers. Levels of marketing allowances and commission income are directly related to the sales volume of such products. Administrative fees are a function not only of product sales, but also of administration of policies inforce and producer appointments. Total income increased approximately $24.6 million, or 108.8%, in 1998 compared to 1997, and increased approximately $4.3 million, or 23.8%, in 1997 compared to 1996. These increases are attributable primarily to increases in premium placed inforce for the Carriers, as discussed below.

     Marketing   allowances   and   commission   income,   combined,   increased
approximately $20.9 million, or 116.0%, in 1998 from 1997 and increased approximately $3.7 million, or 25.7%, in 1997 from 1996. These increases are due primarily to increases in the volume of sales by the Company's distribution network for the Carriers. Premium placed inforce for the Carriers totaled approximately $1.7 billion, $777.3 million, and $626.8 million in 1998, 1997, and 1996, respectively. This represented a 112.6% increase from 1997 to 1998, and a 24.0% increase from 1996 to 1997. Also contributing to the increases in income were shifts in both 1998 and 1997 to sales of products which yield higher marketing allowances and commission income.

     Administrative fees increased approximately $3.1 million, or 84.9%, in 1998 compared to 1997 and increased approximately $468,000, or 14.9%, in 1997 compared to 1996. These increases are due primarily to increases in the number of policies sold and administered during the respective periods and to a shift in policies administered to those which generate higher administrative fees.

     In 1998, the Company marketed and administered insurance products for three Carriers, American National, IL Annuity and Transamerica. However, the Company did not begin marketing and administering products for Transamerica until the third quarter of 1998. In 1998, approximately 12.7%, 79.9%, and 1.7% of the Company's total revenue resulted from agreements with American National, IL Annuity, and Transamerica, respectively, compared to approximately 36.2% and 57.0% with American National and IL Annuity, respectively, in 1997 and approximately 87.5% and 5.9%, respectively, in 1996. This shift in income from American National to IL Annuity is attributable primarily to favorable market acceptance of IL Annuity's products.

     Although the Company markets and administers several annuity and life insurance products on behalf of the Carriers, the Company's revenues are derived primarily from sales and administration of annuity products, especially the VisionMark annuity offered by IL Annuity. During 1998, 1997, and 1996, 79.9%, 57.0%, and 5.9% of the Company's revenue resulted from sales of the VisionMark annuity, respectively.

     Savings and investment income represents earnings primarily from investments in marketable securities. Such earnings increased approximately $523,000, or 75.0%, in 1998 from 1997 due primarily to an increase in the amount of assets invested.

     Expenses--Total expenses increased approximately $13.7 million, or 79.6%, during 1998 compared to 1997 and increased approximately $3.6 million, or 25.9%, in 1997 compared to 1996. These increases are attributable primarily to increases in compensation, sales promotion and support, occupancy expenses and to a one-time settlement of litigation, as discussed below.

     As a service organization, the Company's primary expenses are salaries and related employee benefits. These expenses increased approximately $6.9 million, or 65.3%, in 1998 from 1997 and increased approximately $2.3 million, or 27.4%, in 1997 from 1996. These increases resulted primarily from increases in the average number of full-time equivalent employees, which rose to 291 in 1998, from 184 in 1997, and 151 in 1996. These increases in the average number of employees are largely attributable to preparation for and accommodation of increases in sales of insurance products. Salaries and benefits also increased due to increases in bonuses which are tied to net income, to the addition of personnel at higher pay levels and to normal pay increases for existing employees.

     Sales promotion and support expense consists primarily of costs related to the Company's annual national sales conventions and to various sales training activities. Also included in sales promotion and support expense is the cost of designing and printing sales brochures for use by producers. It is expected that these expenses will continue to be a major element of the Company's cost structure, as attendance at the national sales convention increases, as the number of producers marketing products for the Company increases, and as new products are introduced. This expense increased approximately $3.0 million, or 115.2%, in 1998 from 1997 and increased approximately $333,000, or 14.9%, in 1997 from 1996, due primarily to increased producer support costs associated with higher sales volume, as discussed above. The increase in 1998 from 1997 is also attributable to higher attendance at national sales conventions.

     Professional fees increased approximately $1.9 million, or 267.5%, during 1998 compared to 1997 as a result of increased consulting fees related to various information systems products and expenses associated with the settlement of litigation described in Note eight to Part I, Item 8, "Financial Statements."

     Depreciation and amortization expense increased approximately $682,000, or 106.5%, in 1998 from 1997 and increased approximately $171,000, or 36.5%, in 1997 from 1996. These increases are due primarily to acquisitions of fixed assets. Such acquisitions were necessary to improve newly leased office space and to accommodate increases in employment, as discussed above. In addition, as a result of the Company's plans to purchase the building which houses its current office space in Petaluma, California (see "Business of Company--Property"), increased depreciation expense of approximately $411,000 attributable to leasehold improvements was recognized during the fourth quarter of 1998 and approximately $300,000 was recognized during the first quarter of 1999.

     Stationery and supplies expense increased approximately $354,000, or 88.8%, during 1998 from 1997 and increased approximately $112,000, or 38.9% from 1997 to 1996. These increases are primarily the result of additional supplies necessary to support the increased volume of business and increased number of employees, as described above.

     Travel and entertainment increased approximately $265,000, or 80.3%, during 1998 from 1997 and $90,000, or 37.7%, from 1997 to 1996. These increases are due to increased travel by personnel in the Company's marketing department, to travel related to implementation of the carrier relationship with Transamerica, as discussed above, and to travel necessary for set-up and training for an east coast service center which became operational in July, 1998.

     Equipment expense increased approximately $217,000, or 58.5%, during 1998 from 1997 and $77,000, or 26.3%, from 1997 to 1996. The increases are due to the increased volume of business and increased number of employees as described above.

     Courier and postage expense increased approximately $222,000, or 46.3%, during 1998 from 1997 and $107,000, or 28.70%, from 1997 to 1996. The increases are due to an overall increase in the volume of business and the establishment of the east coast service center.

     Occupancy expense increased approximately $262,000, or 29.5%, during 1998 from 1997, and increased approximately $244,000, or 37.9%, during 1997 from 1996. These increases are due primarily to increases in facilities rent expense resulting from the Company's leasing additional office space in November, 1996, and to overall increases in telephone and other utilities expenses which correspond to increases in sales volume and employment, as discussed above.

Liquidity and Capital Resources

     The Company's ability to mobilize its assets remained strong at December 31, 1998 and 1997, with cash and short-term investment grade debt securities representing 73.2% and 66.8% of the Company's total assets, respectively. Generally, the Company's principal needs for cash are: (i) funding operating expenses; (ii) the purchase of computer hardware and software, leasehold improvements, and acquisitions of furniture and fixtures to accommodate new employees and support the growth in operations; (iii) funding continued product development and potential strategic acquisitions; and, (iv) as a reserve to cover possible redemptions of certain of the Company's common stock, which is redeemable at the option of shareholders under various agreements with the Company. It is contemplated that, during the first quarter of 1999, approximately $12.0 million will be invested in the equity securities of Indianapolis Life Insurance Group of Companies, Inc. (see discussion at "Recent Developments" below). In addition, during the second quarter of 1999, approximately $1.0 million will be paid as a down payment toward purchase of the building that the Company currently occupies and approximately $1.7 million is expected to be paid for furniture, fixtures and leasehold improvements for the leased building into which the Company intends to move.

     The Company generally utilizes cash from operations to fund its needs for cash. The Company generated cash from operating activities of approximately $12.1 million, $4.6 million and $4.5 million for the years ended December 31, 1998, 1997, and 1996, respectively. The Company used approximately $10.9 million, $1.3 million and $3.5 million of net cash for investment activities for the years ended December 31, 1998, 1997, and 1996, respectively, and approximately $475,000, $348,000, and $387,000 for redemption and retirement of common stock for the years ended December 31, 1998, 1997, and 1996, respectively. In 1998, 1997, and 1996, redemption requests received by the Company were not material in amount, either individually nor in the aggregate, and the Company believes that its liquid assets are sufficient to meet anticipated requests for redemption. At December 31, 1998, 1997, and 1996, the redemption value of redeemable common stock was approximately $9.6 million, $5.9 million, and $5.0 million, respectively. The Company's future cash flows available to fund operations will depend primarily on the level of sales of annuity and life insurance products and upon the Company's ability to control operating expenses in relation to demand placed upon the organization from increased sales.

     In May of 1998, the Company entered into a Shareholder's Agreement with Lynda Regan, Chief Executive Officer of the Company and Chairman of the Company's Board of Directors, and certain other individuals. Under the terms of this agreement, in the event of the death of Ms. Regan, the Company shall repurchase from Ms. Regan's estate all shares of common stock that were owned by Ms. Regan at the time of her death or were transferred by her to one or more trusts prior to her death. The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares. The Company has purchased a life insurance policy with a face amount of $14.0 million for the purpose of funding this obligation in the event of Ms. Regan's death.

     In order to fund LFS during the start-up phase, the Company has committed to make sufficient contributions to support LFS's operations to ensure LFS's compliance with financial requirements through December, 1999. Such contributions totaled $475,000 in 1998, $330,000 in 1997, and $455,000 in 1996.

     Management intends to continue to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. As a result, management anticipates that cash and investments will continue to represent a high percentage of total assets. Management believes that existing cash and investment balances, together with cash flows from operations, will provide sufficient funding for the foreseeable future.

Recent Developments

     The Company is currently in the process of negoiating an Investment and Funding Agreement (the "Investment Agreement") with Indianapolis Life Insurance Group of Companies, Inc. (the "Indianapolis Group") and other parties. Pursuant to the Investment Agreement, the Company is expected to make a $12.0 million investment in the equity securities of the Indianapolis Group, which is an affiliate of IL Annuity. The purpose of this investment is to assure that IL Annuity will continue to offer the original VisionMark annuity until the modified version of the product is approved in all states.

     In March, 1999, the Company entered into an agreement to purchase for $4.3 million the building which houses the office space currently leased.

Year 2000

     As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to only accommodate a two digit date position which represents the year (e.g., '95 is stored on the system and represents the year 1995). As a result, the year 1999 (i.e., '99) could be the maximum date value these systems will be able to accurately process. Management has developed and is implementing a plan to ensure that the Company will be year 2000 compliant. This plan consists of the following four stages: (i) conducting an inventory of all hardware, software and support systems, (ii) assessing whether such hardware, software and support systems are year 2000 compliant,
(iii) correcting or replacing any non-compliant hardware, software and support systems; and (iv) testing to ensure that all corrections to replacements made pursuant to the third phase of the plan are functioning properly. The first two stages of this plan have been completed and management anticipates that the last two stages will be completed by April 30, 1999. The Company is also working closely with the Carriers and significant customers and vendors to ensure that their systems will be fully year 2000 compliant. Based on information currently available, Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant. However, as noted, the Company has not completed implementation of its compliance plan. Although the Company presently believes that, with the planned modifications to existing systems and the replacement or retirement of other systems, the year 2000 compliance issue will be resolved in a timely manner and will not pose significant operating problems for the Company, there can be no absolute assurance in this regard. The Company's business operations, as well as its ability to provide products and services to its customers without undue delay or interruption, could be at risk in the event unanticipated year 2000 issues arise. In addition, there can be no absolute assurances that unanticipated expenses related to the Company's ongoing year 2000 compliance efforts will not be incurred. As previously noted, the Company has communicated with its key suppliers and customers to determine their year 2000 readiness and the extent to which the Company is vulnerable to any third party year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner or in a manner that is compatible with the Company's systems. A failure by such a company to convert their systems in a timely manner or a conversion that renders such systems incompatible with those of the Company could have a material adverse effect on the Company and there can be no assurance that the Company's contingency plans will adequately mitigate the effects of any third party noncompliance. In addition, it is unrealistic to assume that the Company could remain unaffected if the year 2000 issue results in a widespread economic downturn. Also, it is possible that the Company's insurance carriers could assert that its existing liability insurance programs do not cover liabilities arising out of any operational problems associated with the advent of the year 2000.

Item 7-A. Quantitative and Qualitative Disclosure about Market Risk.

     Not applicable.

Item 8. Financial Statements and Supplementary Data



                        Report of Independent Accountants


To the Shareholders of
     Regan Holding Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Regan Holding Corp. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standard which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information on page 30 and 31 is presented for purposes of additional analysis rather than to present the financial position, results of operations and cash flows of the individual companies. Accordingly, we do not express an opinion on the financial position, results of operations and cash flows of the individual companies. However, the consolidating information on page 30 and 31 has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.



PricewaterhouseCoopers LLP
March 3, 1999





REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets



                                                        December 31, 1998       December 31, 1997
ASSETS
     Cash and cash equivalents                          $       5,916,731       $       5,194,332
     Investments                                               16,987,628               7,692,279
     Accounts receivable                                        1,704,265               1,239,306
     Prepaid expenses                                             768,913                 572,932
     Income taxes receivable                                      884,089                      --
     Deferred income taxes-current                                359,421                 488,437
     Marketing supplies inventory                                 385,616                 228,853
                                                        -----------------       -----------------
       Total Current Assets                                    27,006,663              15,416,139
                                                        -----------------       -----------------
     Net fixed assets                                           2,982,267               2,610,324
     Deferred income taxes-non current                            904,974                 783,477
     Other assets                                                 392,109                 471,001
                                                        -----------------       -----------------
       Total Non-Current Assets                                 4,279,350               3,864,802
                                                        -----------------       -----------------
       TOTAL ASSETS                                     $      31,286,013       $      19,280,941
                                                        =================       =================

LIABILITIES, REDEEMABLE COMMON STOCK,
AND SHAREHOLDERS' EQUITY

LIABILITIES
     Accounts payable                                   $        418,821        $         344,071
     Accrued sales convention costs                              894,713                1,226,169
     Accrued liabilities                                       4,388,401                1,379,685
     Income taxes payable                                             --                  389,561
                                                        -----------------       -----------------
     Total Current Liabilities                                 5,701,935                3,339,486
                                                        -----------------       -----------------
     Loan payable                                                132,285                  132,285
     Incentive compensation payable                              530,523                  149,609
                                                        -----------------       -----------------
       Total Non-Current Liabilities                             662,808                  281,894
                                                        -----------------       -----------------
       TOTAL LIABILITIES                                       6,364,743                3,621,380
                                                        -----------------       -----------------
COMMITMENTS AND CONTINGENCIES                                         --                       --

REDEEMABLE COMMON STOCK, Series A and B                        11,225,431              11,842,651
                                                        -----------------       -----------------
SHAREHOLDERS' EQUITY
     Preferred stock, no par value:
         Authorized: 100,000,000 shares
         No shares issued or  outstanding                             --                       --
     Series A common  stock,  no par value:
         Authorized:  45,000,000 shares
         Issued and outstanding: 20,530,224
         and 20,614,014 shares at
         December 31, 1998 and 1997, respectively               3,248,874               3,382,914
     Paid-in capital from retirement of common stock              888,109                 611,559
     Paid-in capital from producer stock options                   25,000                      --
     Retained earnings (accumulated deficit)                    9,587,775                (182,433)
     Accumulated other comprehensive income-net                   (53,919)                  4,870
                                                        -----------------       -----------------
         TOTAL SHAREHOLDERS' EQUITY                            13,695,839               3,816,910
                                                        -----------------       -----------------
         TOTAL LIABILITIES, REDEEMABLE COMMON
         STOCK AND SHAREHOLDERS' EQUITY                 $      31,286,013       $      19,280,941
                                                        =================       =================


           See accompanying notes to consolidated financial statements





REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Income Statements




                                                                 For the Year Ended December 31,

                                                            1998                  1997                  1996
                                                            ----                  ----                  ----


INCOME
     Marketing allowances                              $ 26,229,937          $ 12,386,755          $ 10,039,278
     Commission income                                   12,651,358             5,609,078             4,281,032
     Administrative fees                                  6,664,224             3,603,708             3,136,123
     Savings and investment income                        1,221,032               697,593               728,927
     Seminar income                                         263,785               220,406                    --
     Other income                                           125,860                63,535                52,168
                                                       ------------          ------------          ------------
         Total Income                                    47,156,196            22,581,075            18,237,528
                                                       ------------          ------------          ------------

EXPENSES
     Salaries and related benefits                       17,371,780            10,512,259             8,253,564
     Sales promotion and support                          5,520,798             2,565,200             2,231,978
     Occupancy                                            1,149,787               887,608               643,726
     Professional fees                                    2,617,377               712,129               652,219
     Depreciation and amortization                        1,323,052               698,556               469,255
     Courier and postage                                    702,612               480,175               373,158
     Stationery and supplies                                753,397               399,140               292,695
     Equipment                                              586,164               369,706               287,448
     Travel and entertainment                               594,224               329,611               239,400
     Insurance                                              169,524               165,028               167,154
     Miscellaneous                                          171,351               116,185                74,273
                                                       ------------          ------------          ------------
         Total Expenses                                  30,960,066            17,235,597            13,684,870
                                                       ------------          ------------          ------------
INCOME FROM OPERATIONS                                   16,196,130             5,345,478             4,552,658
PROVISION FOR INCOME TAXES                                6,425,922             2,195,024             1,838,163
                                                       ------------          ------------          ------------
NET INCOME                                             $  9,770,208          $  3,150,454          $  2,714,495
                                                       ============          ============          ============
EARNINGS PER SHARE

Weighted average shares outstanding--basic               26,543,535            26,895,594            27,540,209

Basic earnings per share                               $        .37          $        .12          $        .10
                                                       ============          ============          ============
Weighted average shares outstanding--diluted             27,187,436            26,895,594            27,540,209

Diluted earnings per share                             $        .36          $        .12          $        .10
                                                       ============          ============          ============

           See accompanying notes to consolidated financial statements






REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity (Deficit)


                                                                  Paid-in
                                                    Paid-in       Capital     Retained       Accumulated
                                                 Capital from      from       Earnings          Other
                         Series A Common Stock   Retirement of   Producer   (Accumulated    Comprehensive
                         Shares       Amount     Common Stock     Options     Deficit)         Income       Total

Balance
   January 1, 1996     21,070,791   $ 3,802,071  $        --  $        --  $(6,047,382) $   104,438       ($2,140,873)
Comprehensive Income:
   Net income for the
   twelve months
   ended December 31,
   1996                                                                      2,714,495                      2,714,495
   Net realized losses
   on investments                                                                           (93,603)          (93,603)
   Deferred taxes on net
   unrealized losses                                                                         41,906            41,906
                                                                                                            ---------
     Total comprehensive
       income                                                                                               2,662,798
                                                                                                            ---------
Redemption and
   retirement of
   common stock          (270,000)     (270,000)     310,110                                                   40,110
                         --------      --------      -------      -------    ---------      -------         ---------
Balance
   December 31, 1996   20,800,791     3,532,071      310,110           --   (3,332,887)      52,741           562,035
Comprehensive income:
   Net income for the
   twelve months
   ended December 31,
   1997                                                                      3,150,454                      3,150,454
   Net unrealized losses
   on investments                                                                           (80,010)          (80,010)
   Deferred taxes on net
   unrealized losses                                                                         32,139            32,139
     Total comprehensive                                                                                    ---------
     income                                                                                                 3,102,583
                                                                                                            ---------
Redemption and
   retirement of
   common stock          (186,777)     (149,157)     301,449                                                  152,292
                         --------      --------      -------      -------    ---------      -------         ---------
Balance
   December 31, 1997   20,614,014     3,382,914      611,559           --     (182,433)       4,870         3,816,910
Comprehensive Income:
   Net income for the
   twelve months
   ended December 31,
   1998                                                                      9,770,208                      9,770,208
   Net unrealized losses
   on investments                                                                           (98,671)          (98,671)
   Deferred taxes on net
   unrealized losses                                                                         39,882            39,882
                                                                                                            ---------
     Total comprehensive
     income                                                                                                 9,711,419
                                                                                                            ---------
Redemption and
   retirement of
   common stock           (83,790)     (134,040)     276,550                                                  142,510
Producer stock option
   expense                                                         25,000                                      25,000
                         --------      --------      -------      -------   ----------      -------         ---------
Balance
   December 31, 1998   20,530,224   $ 3,248,874  $   888,109  $    25,000  $ 9,587,775  $   (53,919)    $  13,695,839
                       ==========   ===========  ===========  ===========  ===========  ===========     =============

          See accompanying notes to consolidated financial statements.





REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows


                                                                      For the Year Ended December 31,

                                                               1998               1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                               $9,770,208          $3,150,454          $2,714,495
   Adjustments to reconcile net income to cash
     provided by operating activities:
       Depreciation and amortization of fixed assets         1,252,116             632,781             465,394
       Amortization of intangible assets                        70,936              65,775               3,861
       Producer stock option expense                            25,000                  --                  --
       Amortization/accretion of investments                   (73,118)            (68,761)            (39,372)
       Net realized gain on sales of investments               (54,633)            (13,499)             (2,525)
       Realized loss on sale of fixed assets                        --              19,603                  --
       Changes in assets and liabilities
         Net change in accounts receivable                    (464,959)           (727,596)            995,418
         Net change in prepaid expenses                       (195,981)           (210,982)           (255,411)
         Net change in income taxes receivable
           and payable                                      (1,273,650)            569,307            (174,059)
         Net change in deferred tax assets                      47,401             360,375             539,413
         Net change in marketing supplies inventory           (156,763)             23,126             (73,265)
         Net change in accounts payable                         74,750             173,333              48,290
         Net change in accrued sales convention costs         (331,456)            400,613             850,956
         Net change in accrued liabilities                   3,008,716             172,854             (66,800)
         Net change in other assets and liabilities            406,676              50,959            (461,861)
         Net cash provided by operating activities          12,105,243           4,598,342           4,544,534

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments                                (15,396,140)        (20,404,456)        (19,087,646)
   Proceeds from sales and maturities of investments         6,129,871          20,667,228          16,156,162
   Purchases of fixed assets                                (1,624,059)         (1,521,320)           (519,758)
   Payments for organization costs                             (17,806)                 --                  --
         Net cash used in investing activities             (10,908,134)         (1,258,548)         (3,451,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption and retirement of common stock                  (474,710)           (348,058)           (299,639)
   Payments on note payable                                         --                  --             (87,688)
         Net cash used in financing activities                (474,710)           (348,058)           (387,327)

INCREASE IN CASH AND CASH EQUIVALENTS                          722,399           2,991,736             705,965
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                       5,194,332           2,202,596           1,496,631
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                            $5,916,731          $5,194,332          $2,202,596

SUPPLEMENTAL CASH FLOW INFORMATION:
   Taxes Paid                                               $7,201,000          $1,265,025          $1,472,806
   Interest Paid                                            $   19,873          $   18,695          $   18,883


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

          The Company, through its wholly-owned subsidiary Legacy Marketing Group ("LMG"), has entered into marketing agreements (the "Marketing Agreements") with American National Insurance Company ("American National"), IL Annuity and Insurance Company ("IL Annuity") and Transamerica Life Insurance and Annuity Company ("Transamerica"),
          collectively referred to herein as the "Carriers." American National is an unaffiliated company with over $1.4 billion in capital and surplus and is rated "A++" by A.M. Best. IL Annuity is an unaffiliated company, with over $13.0 million in capital and surplus and is rated "A" by A.M. Best. Transamerica is also an unaffiliated company, with over $560 million in capital and surplus and is rated "A+" by A.M. Best. The Marketing Agreements grant the Company the exclusive right to market certain annuity and life insurance products issued by the Carriers (the "Policies"). Under the terms of the Marketing Agreements, the Company is responsible for the recruiting, appointing, and training of producers in the sale of the Policies. For these services, the Carriers pay the Company marketing allowances and commissions based on the volume of Policies sold.

          The Company has also entered into insurance administrative agreements (the "Administrative Agreements") with the Carriers pursuant to which the Company provides clerical, administrative and accounting services with respect to the Policies. Such services include billing, collecting and remitting cash on the Policies. However, all cash receipts are deposited into accounts maintained by the Carriers upon receipt by the Company and all cash remitted is paid from accounts maintained by the Carriers. For providing such services, the Company is paid on a per transaction basis with the amount of the fee depending on the type of policy.

          Effective March 1, 1996, the Marketing and Administrative Agreements with American National were amended to reduce certain commissions and administrative fees earned by the Company. In addition, during April 1996, certain investment strategy features of the annuity policies offered by American National were eliminated.

          The Marketing and Administrative Agreements with American National and IL Annuity expire May 15, 1999, and December 31, 2005, respectively, but may be renewed by mutual agreement for successive one year terms. The Agreements may be terminated by either party upon 180 days notice without cause, and may be terminated by either party immediately for cause. In addition, the Marketing Agreements will terminate automatically at the end of any calendar quarter upon failure of the Company to meet certain quarterly minimum production requirements for two successive calendar quarters. The Company is currently negotiating with American National to renew the Marketing and Administrative Agreements. Management expects that new agreements will be signed during the second quarter of 1999. The Marketing and Administrative Agreements with Transamerica do not have a fixed term but may be terminated by either party upon twelve months notice without cause, and may be terminated by either party immediately for cause.

          Through its wholly-owned broker-dealer subsidiary, Legacy Financial Services, Inc. ("LFS"), the Company engages in the offering and sale of variable annuity and life insurance products, mutual funds and debt and equity securities on a fully disclosed basis. LFS has entered into agreements (the "Agreements") with various entities pursuant to which LFS has a non-exclusive right to solicit sales of these investment products offered by such entities through its network of independent representatives and to provide certain marketing and administrative services in order to facilitate sales of such products. Under the Agreements, the Company is compensated based upon pre-determined percentages of production. The Agreements may be terminated by any party upon 30 days written notice. Sales of products pursuant to the Agreements began during the first quarter of 1996.

          Through LifeSurance Corporation, a wholly-owned subsidiary, the Company conducts estate planning seminars which provide continuing education credits for producers at various locations throughout the United States. Producers pay attendance fees to attend the seminars and may also purchase educational materials which can be used as tools in promoting life insurance and annuity policies and estate planning concepts. The seminars and educational materials are marketed under the business name Wealth Transfer Educational Systems.

          In August 1997, Legacy Advisory Services, Inc. ("LAS"), a wholly-owned subsidiary of the Company, was incorporated in the state of California for the purpose of operating as an "investment advisor," as defined by and regulated pursuant to the Investment Advisors Act of 1940. LAS is registered with the Securities and Exchange Commission (the "SEC") and is in the process of filing notices with several states to provide investment management services to clients of investment advisor representatives of LAS. LAS has conducted no operations to date.

          In July 1998, Legacy Reinsurance Company ("LegacyRe"), a wholly-owned subsidiary of the Company, was incorporated in the State of Arizona. The Company is in the process of obtaining approval from the Arizona Department of Insurance for LegacyRe to engage in the reinsurance business. Accordingly, LegacyRe has conducted no business to date. Upon receipt of approval from the Arizona Department of Insurance, LegacyRe may enter into one or more reinsurance agreements to reinsure annuity and life products.

     b.   Basis of Presentation

          The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles and include the accounts of Regan Holding Corp. and its wholly-owned subsidiaries, Legacy Marketing Group, Legacy Financial Services, Inc., Legacy Advisory Services, Inc., Legacy Reinsurance Company, and LifeSurance Corporation. All significant intercompany accounts and transactions have been eliminated.

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

     c.   Revenue Recognition

          Marketing  allowances and  commissions  are  recognized  when policies
          become   inforce.   Administrative   fees  are  recognized  on  a  per
          transaction basis as services are performed.

     d.   Cash and Cash Equivalents

          Cash and cash equivalents include cash on hand and in banks and short-term investments with an original maturity of 90 days or less. The carrying amount of cash and cash equivalents approximates market value.

     e.   Investments

          Investments include mortgage-backed securities, corporate bonds and equity securities, and obligations backed by U.S. government agencies. The Company's investments are classified as available-for-sale and are carried at market value. Market values are determined using published quotes as of the close of business. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of shareholders' equity, within "accumulated other comprehensive income," until realized.

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

     j.   Reclassifications

          Certain 1997, 1996 and 1995 balances have been reclassified to conform with the 1998 presentation. Such reclassifications had no effect on net income or shareholders' equity (deficit).

     k.   Recent Accounting Pronouncements

          Comprehensive Income

          During 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

          Segment Reporting

          In 1998, the Company adopted No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operations decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements is to be provided. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 did not affect the consolidated results of operations or consolidated financial position of the Company.

     l.   Internal Use Software Cost

          In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on determining whether computer software is internal use software and on accounting for the proceeds from computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting SOP 98-1, which will be effective for the Company's year ending December 31, 1999.


2.   Investments

     Investment portfolios at the dates indicated consisted of the following:



                              Maturity in years:
                                    1 Year          1 to 5        Longer Than
                                    or Less          Years         10 Years         Other          Total
                                    -------          -----         --------         -----          -----
      December 31, 1998

      Government agency
        securities                 $ 2,256,704    $ 4,841,327    $ 1,788,614        $        --    $ 8,886,645
      Corporate bonds                1,001,018             --        526,307                 --      1,527,325
      Mortgage-backed securities            --             --             --          1,524,500      1,524,500
      Equity securities                     --             --             --          5,139,732      5,139,732
                                   -----------    -----------    ------------       -----------    -----------
      Amortized cost                 3,257,722      4,841,327      2,314,921          6,664,232     17,078,202
      Gross unrealized gains            14,132         20,059         27,369            139,217        200,777
      Gross unrealized losses          (22,556)            --         (3,164)          (265,631)      (291,351)
                                   -----------    -----------    -----------        -----------    -----------
        Market value               $ 3,249,298    $ 4,861,386    $ 2,339,126        $ 6,537,818    $16,987,628

      December 31, 1997

      Government agency
        securities                 $ 3,588,363    $   500,762    $         --       $        --    $ 4,089,125
      Mortgage-backed securities            --             --              --         2,336,717      2,336,717
      Equity securities                     --             --              --         1,252,750      1,252,750
                                   -----------    -----------    ------------       -----------    -----------
        Amortized cost               3,588,363        500,762              --         3,589,467      7,678,592
      Gross unrealized gains            14,042          8,103              --            31,745         53,890
      Gross unrealized losses               --             --              --           (40,203)       (40,203)
                                   -----------    -----------    ------------       -----------    -----------
        Market value               $ 3,602,405    $   508,865    $         --       $ 3,581,009    $ 7,692,279


     Included in operating results for the years ended December 31, 1998, 1997, and 1996 are $824,164, $494,033, and $501,753 of interest income earned on investments, respectively.

3.   Fixed Assets

     A summary of fixed assets at the dates indicated follows:

                                                   Accumulated
                                                  Depreciation       Net
                                       Cost       Amortization    Book Value

     December 31, 1998
     Computers                     $ 3,406,540    $ 1,499,340    $ 1,907,200
     Leasehold improvements          1,290,647        970,030        320,617
     Furniture and equipment         1,202,577        578,659        623,918
     Land                              127,522             --        127,522
     Artwork                             3,010             --          3,010
                                   -----------    -----------    -----------
             Totals                $ 6,030,296    $ 3,048,029    $ 2,982,267
                                   ===========    ===========    ===========

     December 31, 1997
     Computers                     $ 2,088,329    $   981,955    $ 1,106,374
     Leasehold improvements          1,227,563        429,797        797,766
     Furniture and equipment           974,922        396,260        578,662
     Land                              127,522             --        127,522
                                   -----------    -----------    -----------
             Totals                $ 4,418,336    $ 1,808,012    $ 2,610,324
                                   ===========    ===========    ===========

4.   Accrued Liabilities

     Accrued liabilities at December 31 consisted of the following:

                                                  1998            1997
     Accrued compensation                     $ 2,595,760     $   976,428
     Commissions payable                          714,926         234,836
     Producer seminar expenses                         --          39,498
     Investment acquisition payable               500,000              --
     Other                                        577,715         128,923
                                              -----------     -----------
             Totals                           $ 4,388,401     $ 1,379,685


5.   Incentive Compensation Payable

     Under the Company's officer incentive bonus plan (the "Plan"), each officer of the Company is allocated 1.25% of annual net income in a given year (the "Bonus Year"), before officer incentive bonuses, as an incentive bonus (the "Bonus"). The payment of the Bonus occurs in equal amounts over the three years following the Bonus Year. The first payment is automatically paid immediately following the end of the Bonus Year. The remaining two payments are paid in February of each of the second and third years following the Bonus Year and are contingent upon the Company achieving targeted growth in net income during the first and second years following the Bonus Year, respectively. The Bonus payment is forfeited for any year during which the specified growth is not achieved. At December 31, 1998 and 1997, $488,672 and $149,609, respectively, are reflected as incentive compensation payable in the accompanying balance sheets. Such amounts primarily represent the deferred portion of the 1998 and 1997 Bonuses. Also included in incentive compensation payable at December 31, 1998, are bonus amounts payable to information systems personnel in the year 2000 of $41,851.

6.   Deferred Compensation Plans

     The Company sponsors a qualified defined contribution 401(k) plan (the "401(k) Plan"), which is available to all employees. The 401(k) Plan allows employees to defer, on a pretax basis, a portion of their compensation as contributions to the plan. Employees may elect to contribute up to 15% of their annual compensation (not to exceed $10,000 annually for 1998 and $9,500 for 1997 and 1996) to the 401(k) Plan. The Company matches 50% of each employee's contributions, up to a maximum of 6% of annual compensation. The Company's matching contributions charged to operating expenses were $272,658, $181,443, and $134,673 for the years ended December 31, 1998, 1997, and 1996, respectively.

     The Company also sponsors a non-qualified deferred compensation plan, which is available to certain employees who, because of Internal Revenue Code limitations, do not receive Company matching contributions of up to 6% of annual compensation (the "Non-qualified Employee Plan"). Under the Non-qualified Employee Plan, certain employees may defer, on a pre-tax basis, a percentage of annual compensation, including bonuses. The Company matches 50% of each employee's contributions, up to a maximum of 6% of annual compensation, less amounts already matched under the 401(k) Plan. Deferrals under the Non-qualified Employee Plan did not begin until first quarter 1999.

     The Company also sponsors a non-qualified deferred compensation plan under which producers may defer, on a pre-tax basis, up to 50% of annual commissions (the "Producer Deferred Plan"). Producers who earn a minimum of $100,000 in annual commission are eligible to participate in the Producer Deferred Plan. In addition, the Company will match producer contributions for those producers who earn over $250,000 in annual commissions at rates ranging from 1% to 5% of amounts deferred, depending on the level of annual commissions earned. Assets held by the Company in the Producer Deferred Plan are subject to the general creditors of the Company and will be reflected as a liability in the Company's financial statements. Deferrals under the Producer Deferred Plan will not begin until the second quarter of 1999.

7.   Commitments and Contingencies

     The Company leases its office premises and certain office equipment under operating leases. Related rent expense of $369,231, $335,973, and $219,214 are included in occupancy costs for the years ended December 31, 1998, 1997, and 1996, respectively. Total rentals for and leases of equipment included in equipment expenses were $255,078, $146,874, and $132,635 for the years ended December 31, 1998, 1997, and 1996, respectively.

     The Company currently leases approximately 43,000 square feet of office space in Petaluma, California, at which the Company's headquarters are located. In March, 1999, the Company entered into an agreement to purchase the building which houses the office space currently leased for $4,300,000. Management is currently negotiating with financial institutions and expects to obtain financing for approximately $3,225,000 of the purchase price during the second quarter of 1999. The building consists of approximately 53,700 total square feet of useable office and warehouse space. In addition, as a result of the Company's plans to purchase the building which houses its current office space in Petaluma, California (see "Business of Company--Property"), increased depreciation expense of approximately $411,000 attributable to leasehold improvements was recognized during the fourth quarter of 1998 and approximately $300,000 was recognized during the first quarter of 1999. On October 27, 1998, the Company entered into a new lease for approximately 72,000 square feet of office space in Petaluma, California, into which the Company intends to move its headquarters upon vacating the space it currently leases. This lease expires in April, 2009, and includes an option to extend the term for two five-year periods. Pursuant to the lease, the Company, will pay monthly rent of $71,612, plus a pro-rata share of property taxes and operating expenses based on leased square footage.

     The Company's minimum annual lease commitments under all operating leases are as follows:

                       1999                               $ 1,102,459
                       2000                                 1,249,408
                       2001                                 1,175,618
                       2002                                 1,034,037
                       2003                                   993,219
                       Thereafter                           5,499,216
                                                          -----------
                       Total minimum lease payments       $11,053,957
                                                          ===========

     In May of 1998, the Company entered into a Shareholder's Agreement with Lynda Regan, Chief Executive Officer of the Company and Chairman of the Company's Board of Directors, and certain other individuals. Under the terms of this agreement, in the event of the death of Ms. Regan, the Company shall repurchase from Ms. Regan's estate all shares of Common Stock that were owned by Ms. Regan at the time of her death or were transferred by her to one or more trusts prior to her death. The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares. The Company has purchased a life insurance policy with a face amount of $14.0 million for the purpose of funding this obligation in the event of Ms. Regan's death.

     As a professional services firm engaged in marketing and servicing life insurance and annuity products, the Company encounters litigation in the normal course of business, including the activities relating to its former business of operating an insurance company. In December 1996, LMG and American National Insurance Company ("American National") were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama, alleging misrepresentation and price discrimination in connection with the sale of certain annuity products issued by American National and marketed by LMG. American National and LMG have denied the allegations contained in the complaint as well as any wrongdoing with respect to the sale and issuance of annuities. However, on June 7, 1998, in order to avoid protracted litigation, American National and LMG entered into a settlement agreement with the plaintiffs and other class members. LMG's portion of the settlement, net of recovery under its errors and omissions insurance policy, was approximately $1.1 million, which was recorded as an expense during the second quarter of 1998. Management is not aware of any material asserted or unasserted litigation which existed at December 31, 1998.

     As part of the Company's agreements with its insurance producers (the "Producers"), the Company may, under certain circumstances, be obligated to purchase the business of the Producers. At December 31, 1998, there were no outstanding commitments relating to the above by the Company.

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

     In connection with a merger in 1991 between the Company and LifeSurance Corporation, a wholly-owned insurance subsidiary of the Company with no current ongoing operations, 615,242 shares of Series B Common Stock (the "Redeemable Series B Stock"), no par value, were authorized and issued in exchange for all of the outstanding stock of LifeSurance Corporation. Pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), the Redeemable Series B Stock is subject to redemption at the option of the holder in quantities of up to 10% per year, provided that the redemption is in accordance with applicable corporate law. All of the Series A Redeemable Common Stock and Series B Redeemable Common Stock are hereafter collectively referred to as the "Redeemable Common Stock."

     Redeemable Common Stock has been recorded at the greater of the issuance value or the redemption value as of December 31, 1998 and 1997. The 701 Plan, the Subscription Agreement, and the Merger Agreement specify that the Redeemable Common Stock is to be redeemed at a rate per share based upon current fair market value. These Agreements specify factors to be considered in determining fair market value, including the net present value of inforce insurance policy cash flows. However, since the Company no longer operates an insurance business, this factor is not applicable. Further, there is no active trading market for the Company's stock which would establish market value. Accordingly, the Company's Board of Directors has approved a redemption value of $1.66 per share as of December 31, 1998, based on management's estimate of fair market value. The total redemption value for Series A and Series B Redeemable Common Stock was $8,584,602 and $994,552, respectively, at December 31, 1998, and $5,287,033 and $576,827,
     respectively, at December 31, 1997. Carrying value exceeded redemption value by $1,646,277 at December 31, 1998, and $5,978,791 at December 31,
     1997. As the shares are redeemed, the excess of carrying value over redemption value is reflected as additional paid-in capital.

     Changes to Redeemable Common Stock during the years ended December 31, 1998, 1997, and 1996 were as follows:


                                             Series A                        Series B                       Total
                                   Redeemable Common Stock         Redeemable Common Stock          Redeemable Common Stock
                                                   Carrying                       Carrying                          Carrying
                                                  (Issuance)                     (Issuance)                        (Issuance)
                                       Shares        Amount         Shares        Amount            Shares           Amount
     Balance
         January 1, 1996             5,935,094     10,850,686      610,688       1,832,064          6,545,782       12,682,750
     Redemptions and
         retirement of
         common stock                 (166,008)      (338,663)        (362)         (1,086)          (166,370)        (339,749)
                                     ---------     -----------     --------     ----------          ----------      -----------
     Balance
         December 31, 1996           5,769,086     10,512,023      610,326       1,830,978          6,379,412       12,343,001
     Redemptions and
         retirement of
         common stock                 (261,760)      (471,955)      (9,465)        (28,395)          (271,225)        (500,350)
                                     ---------     -----------     --------     ----------          ----------      -----------
     Balance
         December 31, 1997           5,507,326      10,040,068      600,861      1,802,583          6,108,187       11,842,651
     Redemptions and
         retirement of
         common stock                 (335,879)       (612,021)      (1,733)        (5,199)          (337,612)        (617,220)
                                     ---------     -----------     --------     ----------          ----------      -----------
     Balance
         December 31, 1998           5,171,447     $ 9,428,047      599,128     $1,797,384          5,770,575       11,225,431
                                     =========     ===========     ========     ==========          ==========      ===========


     Shares of Redeemable Common Stock are excluded from total shares issued and outstanding in the accompanying balance sheets.


10.  Stock Options and Stock Awards

     At December 31, 1998, the Company has two stock-based compensation plans, which are described below. Options were first granted under both plans during 1998. Under both plans, the exercise price of each option equals the estimated fair market value of the Company's stock on the date of grant, as estimated by management (see Note 9), except for options granted to 10% shareholders where the exercise price equals 110% of the estimated fair market value.

     Under the Regan Holding Corp. 1998 Stock Option Plan (the "Employee Option Plan"), the Company may grant to employees and directors stock options to purchase the Company's common stock. Under the Regan Holding Corp. Producer Stock Option Plan (the "Producer Option Plan"), the Company may grant to LMG producers and LFS registered representatives stock options to purchase the Company's common stock.

     Effective January 1, 1998, 1,479,000 and 892,000 options were granted under the Employee Option Plan and the Producer Option Plan, respectively, at an exercise price of $0.73 per share. Effective July 1, 1998, 34,000 and 100,000 options were granted under the Employee Option Plan and the Producer Option Plan, respectively, at an exercise price of $1.03 per share. The employee options granted during 1998 expire in ten years and the producer options granted during 1998 expire in six years. In addition, during the first quarter of 1999, 1,477,300 and 4,913,000 options were granted under the Employee Option Plan and the Producer Option Plan, respectively, at an exercise price of $1.27 per share and at terms consistent with those described above. A summary of option activity during 1998 follows:



                            Employee Option Plan           Producer Option Plan                  Total
                                  Weighted-average                 Weighted-average               Weighted-average
                          Shares   Exercise Price        Shares     Exercise Price      Shares     Exercise Price
     Outstanding at
       January 1, 1998         --       $   --              --       $    --                  --       $     --
     Granted             1,513,000      $  0.74         992,000      $  0.76           2,505,000       $   0.75
     Forfeited             (23,000)     $  0.73          (6,500)     $  0.73             (29,500)      $   0.73
                         ----------     -------         --------     -------           ----------      --------
     Outstanding at
       December 31, 1998 1,490,000      $  0.74         985,500      $  0.76           2,475,500       $   0.75
                         ==========     =======         ========     =======           ==========      ========

     The remaining outstanding options at December 31, 1998 have a weighted average remaining outstanding life of 7.8 years and were granted at exercise prices ranging from $0.73 to $1.03 per share.

     The Company accounts for the fair value of the Producer Option Plan in accordance with SFAS No. 123 "Accounting for Stock-based Compensation." Accordingly, the fair value of each option grant is estimated on the date of grant using the "minimum value" model prescribed by SFAS No. 123, using the following assumptions: (i) a risk free interest rate of 5.9% for both plans; and, (ii) an estimated life of six years and ten years for options granted under the Employee Option Plan and Producer Option Plan, respectively. Volatility and dividend yield assumptions are not applicable, as the Company's stock is not publicly traded nor does the Company pay dividends. $25,000 of compensation cost has been included in sales promotion and support expense in the accompanying financial statements for the year ended December 31, 1998. The Company applies APB Opinion 25 and related Interpretations in accounting for the Employee Option Plan. Accordingly, no compensation expense has been recognized for the Employee Option Plan. Had the Company elected to recognize compensation cost in accordance with SFAS No. 123, the Company's net income and earnings per share for the year ended December 31, 1998, would have been reduced for the Employee Option Plan to the pro forma amounts indicated below:

                                       As reported      Pro forma
                                       -----------     -----------
          Net Income                   $ 9,770,208     $ 9,727,809
          Basic earnings per share     $      0.37     $      0.37
          Diluted earnings per share   $      0.36     $      0.36

     The Employee Option Plan and the Producer Option Plan are administered by committees which are appointed by the Company's Board of Directors. 5,500,000 and 9,500,000 shares have been reserved for grant under the Employee Option Plan and the Producer Option Plan, respectively, subject to approval by shareholders at the Company's Annual Meeting to be held in May, 1999.

     Pursuant to the Producer Option Plan, the Company may also award shares of common stock to Producers. During 1998, no stock awards were made. However, during the first quarter of 1999, 291,264 shares of Series A common stock were awarded to wholesalers.

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

     The provisions for federal and state income taxes consist of amounts currently payable and amounts deferred which, for the periods indicated, are shown below:


                                                For the Year Ended December 31,

                                         1998                 1997               1996
                                         ----                 ----               ----
      Current income taxes:
           Federal                   $5,002,541           $1,262,317       $  891,442
           State                      1,375,980              572,332          407,305
                                      ---------           ----------        ---------
            Total current             6,378,521            1,834,649        1,298,747
                                      ---------           ----------        ---------
      Deferred income taxes:
           Federal                       55,818              405,951          523,365
           State                         (8,417)             (45,576)          16,051
                                      ---------           ----------        ---------
            Total deferred               47,401              360,375          539,416
                                      ---------           ----------        ---------
      Provision for income taxes     $6,425,922           $2,195,024       $1,838,163
                                     ==========           ==========       ==========


     The Company's deferred tax assets (liabilities) at December 31 consist of the following:

                                                          1998           1997

      Alternative minimum tax credit carryforward     $  373,620       $652,322
      Sales incentive trip accrual                       359,424        488,437
      Fixed asset depreciation                           130,115        (26,834)
      Deferred compensation                              213,122         59,596
      Other                                              188,114         98,393
                                                      ----------     ----------
        Total deferred tax assets                     $1,264,395     $1,271,914
                                                      ==========     ==========

     The provisions for income taxes differ from the provisions computed by applying the statutory federal income tax rate (34%) to income before taxes, as follows:

     For the Year Ended December 31,


                                                 1998            1997              1996
                                                 ----            ----              ----
        Federal income taxes due at
          statutory rate (34%)               $ 5,566,612      $ 1,817,462     $ 1,547,904
        Increases (reductions) in
          income taxes resulting from:
            State franchise taxes, net of
              federal income tax benefit         907,981          375,892         288,628
                      Other                      (48,671)           1,670           1,631
                                             ------------     -----------     -----------
        Provision for income taxes           $ 6,425,922      $ 2,195,024     $ 1,838,163
                                             ============     ===========     ===========


     As of December 31, 1998, the Company also has, for income tax purposes, $373,620, in alternative minimum tax credits which can be used to reduce income taxes in subsequent years to the extent regular tax exceeds tentative minimum tax. The credits have no expiration date.

12.  Earnings per share

     Following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculations. No potentially dilutive securities existed prior to January 1, 1998.


                                                       For the year ended December 31, 1998
                                                  ---------------------------------------------
                                                     Income           Shares          Per-share
                                                  (Numerator)      (Denominator)        Amount
                                                  -----------      -------------      ---------
        Basic earnings per share
           Income available to common
           shareholders                           $  9,770,208      26,543,535       $    0.37

        Effective of dilutive securities
           Employee and producer stock options              --         643,901
                                                  ------------      ----------       ---------
        Diluted earnings per share                $  9,770,208      27,187,436       $    0.36
                                                  ============      ==========       =========


     Options to purchase 134,000 shares of common stock at $1.03 per share were outstanding during the second half of 1998, and remained outstanding at December 31, 1998, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Of these options, 34,000 expire on June 30, 2008, and 100,000 expire on June 30, 2004.

13.  Segment Information

     The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", on January 1, 1998. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise" replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosure about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the consolidated results of operations or consolidated financial position as previously reported.

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disagregates its business into two primary reportable segments: Legacy Marketing Group, and Legacy Financial Services, Inc. The financial results of the Company's operating segments are presented on an accrual basis. There are no significant differences between the accounting policies of the segments as compared to the Company's consolidated financial statements. In addition to revenues and expenses recorded directly by each segment, the Company evaluates the performance of its segments and allocates resources to them based on estimates of salaries and other expenses attributed to each of the segments' operations. There are no intersegment revenues.

     The table below presents information about the Company's operating segments for the years ended December 31, 1998, 1997 and 1996, respectively.


                           Legacy        Legacy
                          Marketing     Financial                      Reconciling
                            Group      Services,Inc.      Other           Items               Total
                            -----      -------------      -----           -----               -----
     1998
       Net income (loss) $10,482,908    $(198,498)     $ 9,767,368    $(10,281,570)       $ 9,770,208
       Total assets      $30,087,878    $ 816,741      $27,110,236    $(26,728,842)       $31,286,013

     1997
       Net income (loss) $ 3,808,407    $(353,973)     $ 3,149,557    $ (3,453,537)       $ 3,150,454
       Total assets      $20,467,771    $ 473,129      $13,640,877    $(15,300,836)       $19,280,941

     1996
       Net income (loss) $ 3,530,572    $(330,740)     $ 2,712,395    $ (3,197,732)       $ 2,714,495
       Total assets      $12,411,428    $ 352,138      $14,053,636    $(11,392,300)       $15,424,902



     "Other" items above include Regan Holding Corp. (stand-alone) and its remaining subsidiaries, LifeSurance Corporation, Legacy Advisory Services, Inc., and Legacy Reinsurance Company. Such entities' operations do not currently factor significantly into management decision making and, accordingly, were not separated for purposes of this disclosure. "Reconciling Items" consist solely of eliminations of intercompany amounts such as investment in, and income from, subsidiaries.

14.  Related Party Transactions

     The Company paid Ashley A. Penney, a director until August, 1997, $173,300, $133,113, and $140,100 for services provided as a human resource consultant during the years ended December 31, 1998, 1997, and 1996, respectively.

15.  Concentration of Risk

     At December 31, 1998, the Company was contracted with over 15,300 independent insurance Producers to sell insurance products throughout the country in a majority of the fifty states. Production in no one state accounted for over 20% of insurance premiums to the Carriers nor of the corresponding revenue of the Company during 1998.

     Prior to December, 1995, American National was the only insurance company with which the Company was contracted to market insurance products. This arrangement generated approximately 12.7%, 36.2% and 87.5% of total revenues to the Company during 1998, 1997 and 1996, respectively. In December 1995, the Company contracted to provide marketing and administrative services for IL Annuity. This arrangement generated approximately 79.9%, 57.0% and 5.9% of the Company's revenues during 1998, 1997 and 1996, respectively. In May 1998, the Company contracted to provide marketing and administrative services for Transamerica. These agreements generated approximately 1.7% of the company's revenue during 1998. However, neither the Marketing Agreements nor the Administrative Agreements prevent the Company from entering into similar arrangements with other insurance companies.

     Although the Company markets and administers several annuity and life insurance products on behalf of the Carriers, the Company's revenues are derived primarily from sales and administration of annuity products, especially the VisionMark annuity offered by IL Annuity. During 1998, 1997, and 1996, 79.9%, 57.0%, and 5.9% of the Company's revenue resulted from sales of the VisionMark annuity, respectively.

16.  Subsequent Events

     The Company is currently in the process of negoiating an Investment and Funding Agreement (the "Investment Agreement") with Indianapolis Life Insurance Group of Companies, Inc. (the "Indianapolis Group") and other parties. Pursuant to the Investment Agreement, the Company is expected to make a $12.0 million investment in the equity securities of the Indianapolis Group, which is an affiliate of IL Annuity. The purpose of this investment is to assure that IL Annuity will continue to offer the original VisionMark annuity until the modified version of the product is approved in all states.

     In March, 1999, the Company entered into an agreement to purchase for $4.3 million the building which houses the office space currently leased.




REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidating Balance Sheet
December 31, 1998


                                              Legacy                   Legacy
                    Regan       Legacy       Financial                Advisory    Legacy      Combined                 Consolidated
                   Holding     Marketing     Services,   LifeSurance  Services, Reinsurance   December                   December
                    Corp.        Group         Inc.      Corporation    Inc.     Company      31, 1998    Eliminations   31, 1998
                    -----        -----         ----      -----------    ----     -------      -------     ------------   --------
ASSETS

Cash and
 cash
 equiva
 -lents        $    85,893   $ 4,804,009   $  547,748   $  269,081   $ 10,000   $200,000    $ 5,916,731   $             $ 5,916,731
Investments                   16,987,628                                                     16,987,628                  16,987,628
Accounts
  receivable           293     1,490,244      213,728                                         1,704,265                   1,704,265
Prepaid
 expenses          344,457       490,172       55,893           93      3,298                   893,913       (125,000)     768,913
Income taxes
 receivable
 (payable)       4,268,676    (3,371,348)     (13,584)         (12)       357                   884,089                     884,089
Intercompany
 receivable
 (payable)      (7,919,392)    8,185,298       (6,973)    (233,056)   (15,888)    (9,989)            --                          --
Deferred
 income
 taxes
 --current                       359,421                                                        359,421                     359,421
Marketing
 supplies
 inventory                       351,115       12,207       22,294                              385,616                     385,616
               -----------   -----------   ----------   ----------   --------   --------    -----------   ------------  -----------
 Total
  Current
   Assets       (3,220,073)   29,296,539      809,019       58,400     (2,233)   190,011     27,131,663       (125,000)  27,006,663
               -----------   -----------   ----------   ----------   --------   --------    -----------   ------------  -----------
Net fixed
 assets          2,648,191       334,076                                                      2,982,267                   2,982,267
Investment
 in
 subsid
 -iaries        26,603,842                                                                   26,603,842    (26,603,842)          --
Deferred
 income
 taxes--
 non-
 current           637,883       267,091                                                        904,974                     904,974
Other
 assets                          190,172        7,722      184,226                 9,989        392,109                     392,109
               -----------   -----------   ----------   ----------   --------   --------    -----------   ------------  -----------
  TOTAL
  ASSETS       $26,669,843   $30,087,878   $  816,741   $  242,626   $ (2,233)  $200,000    $58,014,855   $(26,728,842) $31,286,013
               ===========   ===========   ==========   ==========   ========   ========    ===========   ============  ===========
LIABILITIES

Accounts
 payable       $    13,579   $   345,259   $   28,766   $   31,217   $          $           $   418,821   $             $   418,821
Accrued
 sales
 convention
 costs                           894,713                                                        894,713                     894,713
Accrued
 liabilities       306,458     3,914,794      262,044       30,105                            4,513,401       (125,000)   4,388,401
               -----------   -----------   ----------   ----------   --------   --------    -----------   ------------  -----------
 Total
  Current
  Liabilities      320,037     5,154,766      290,810       61,322         --         --      5,826,935       (125,000)   5,701,935
               -----------   -----------   ----------   ----------   --------   --------    -----------   ------------  -----------
Loan payable                     132,285                                                        132,285                     132,285
Incentive
 compensation
 payable                         530,523                                                        530,523                     530,523
               -----------   -----------   ----------   ----------   --------   --------    -----------   ------------  -----------
 Total Non
  -Current
  Liabilities           --       662,808           --           --         --         --        662,808             --      662,808
               -----------   -----------   ----------   ----------   --------   --------    -----------   ------------  -----------
 TOTAL
 LIABILITIES       320,037     5,817,574      290,810       61,322         --         --      6,489,743       (125,000)   6,364,743
               -----------   -----------   ----------   ----------   --------   --------    -----------   ------------  -----------
COMMITMENTS
AND
CONTINGENCIES
REDEEMABLE
COMMON
STOCK           11,225,431            --           --           --         --         --     11,225,431             --   11,225,431
               -----------   -----------   ----------   ----------   --------   --------    -----------   ------------  -----------
SHAREHOLDERS'
EQUITY

Common stock     3,248,874       100,000       50,000                            100,000      3,498,874       (250,000)   3,248,874
Paid-in
 capital
 from
 retirement
 of common
 stock             888,109       510,753    1,425,000    7,765,544               100,000     10,689,406     (9,801,297)     888,109
Paid-in
 capital
 from producer
 stock options      25,000                                                                       25,000                      25,000
Retained
 earnings
 (accumulated
  deficit)      10,962,392    23,713,470     (949,069)  (7,584,240)    (2,233)               26,140,320    (16,552,545)   9,587,775
Accumulated
 other
 comprehensive
 income - net                    (53,919)                                                       (53,919)                    (53,919)
               -----------   -----------   ----------   ----------   --------   --------    -----------   ------------  -----------
 TOTAL
 SHAREHOLDERS'
 EQUITY         15,124,375    24,270,304      525,931      181,304     (2,233)   200,000     40,299,681    (26,603,842)  13,695,839
               -----------    ----------   ----------   ----------   --------   --------    -----------   ------------  -----------
 TOTAL
 LIABILITIES,
 REDEEMABLE
 STOCK &
 SHAREHOLDERS'
 EQUITY        $26,669,843   $30,087,878   $  816,741   $  242,626   $ (2,233)  $200,000    $58,014,855   $(26,728,842) $31,286,013
               ===========   ===========   ==========   ==========   ========   ========    ===========   ============  ===========




REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidating Income Statement
For the Year Ended December 31, 1998

                                                     Legacy                      Legacy
                        Regan         Legacy        Financial                   Advisory      Combined                  Consolidated
                       Holding      Marketing       Services,    LifeSurance    Services,   December 31,                December 31,
                        Corp.         Group           Inc.       Corporation      Inc.          1998      Eliminations      1998
                        -----         -----           ----       -----------      ----          ----      ------------      ----
INCOME
 Marketing
  allowances         $              $26,088,362    $ 141,575       $            $         $26,229,937    $               $26,229,937
 Commission
  income                             12,015,010      636,348                               12,651,358                     12,651,358
 Administrative
  fees                                6,664,224                                             6,664,224                      6,664,224
 Savings and
   investment
   income                   (720)     1,221,752                                             1,221,032                      1,221,032
 Intercompany
   management
   fee income          1,610,814        178,100                                             1,788,914      (1,788,914)            --
 Seminar income                         263,785                                               263,785                        263,785
 Other income                            80,834       45,026                                  125,860                        125,860
                     -----------    -----------    ---------       -------      -------   -----------      ----------     ----------
   Total Income        1,610,094     46,512,067      822,949            --           --    48,945,110      (1,788,914)    47,156,196
                     -----------    -----------    ---------       -------      -------   -----------      ----------     ----------

EXPENSES
 Salaries and
   related
   benefits               27,442     16,680,399      663,939                               17,371,780                     17,371,780
 Sales promotion
   and support            62,566      5,401,569       56,663                                5,520,798                      5,520,798
 Occupancy               506,317        638,979        4,491                                1,149,787                      1,149,787
 Professional
   fees                  325,542      2,247,895       42,265           135         1,540    2,617,377                      2,617,377
 Depreciation
   and
   amortization        1,218,520        100,671        3,861                                1,323,052                      1,323,052
 Courier and
   postage                 7,716        656,546       38,350                                  702,612                        702,612
 Stationery and
   supplies                1,045        749,465        2,887                                  753,397                        753,397
 Equipment               242,448        328,180       15,536                                  586,164                        586,164
 Travel and
   entertainment             596        568,382       25,246                                  594,224                        594,224
 Insurance                43,225        122,474        3,825                                  169,524                        169,524
 Miscellaneous            12,218        154,460        4,423                        250       171,351                        171,351
 Intercompany
   management
   fees                               1,500,000      288,914                                1,788,914      (1,788,914)            --
                     -----------    -----------    ---------       -------    ---------   -----------      ----------     ----------
   Total Expenses      2,447,635     29,149,020    1,150,400           135        1,790    32,748,980      (1,788,914)    30,960,066
                     -----------    -----------    ---------       -------    ---------   -----------      ----------     ----------

INCOME BEFORE
 INCOME FROM
 SUBSIDIARIES           (837,541)    17,363,047     (327,451)         (135)      (1,790)   16,196,130                     16,196,130
INCOME FROM
 SUBSIDIARIES         10,281,570                                                           10,281,570     (10,281,570)            --
                     -----------    -----------    ---------       -------      -------   -----------      ----------     ----------
INCOME FROM
 OPERATIONS            9,444,029     17,363,047     (327,451)         (135)      (1,790)   26,477,700     (10,281,570)    16,196,130
PROVISION FOR
 INCOME TAXES           (326,181)     6,880,139     (128,953)          474          443     6,425,922                      6,425,922
                     -----------    -----------    ---------       -------      -------   -----------      ----------     ----------

NET INCOME           $ 9,770,210    $10,482,908    $(198,498)      $  (609)     $(2,233)  $20,051,778    $(10,281,570)   $ 9,770,208
                     ===========    ===========    =========       =======      =======   ===========    ============    ===========





Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.





                                    PART III

     The Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 1999, is hereby incorporated by reference.



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)  Index to Exhibits and Financial Statement Schedules:

               1.   The following financial statements are included in Item 8:

                    (i)   Independent Accountants Report.

                    (ii) Consolidated Balance Sheets as of December 31, 1998 and 1997.

                    (iii) Consolidated  Income  Statements for the  years  ended
                          December 31, 1998, 1997 and 1996.

                    (iv)  Consolidated   Statements  of   Shareholders'   Equity
                          (Deficit) for the years ended December 31, 1998, 1997 and 1996.

                    (v) Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

                    (vi)  Notes to Consolidated Financial Statements.

                    (vii) Supplemental consolidating data.

               2.   Financial   statement  schedules  are  omitted  because  the
                    information is not required or has been included in the financial statements and related notes.

               3.   The  following  exhibits  are  included  in response to Item
                    14(c):

               3(a) Restated Articles of Incorporation.1

               3(b) Amended and Restated Bylaws of the Company.1

               4 Certificate of Determination of Preferences of Series C Common Stock of Regan Holding Corp.2 10(a) Administrative Services Agreement effective January 1, 1991, as amended, between Allianz Life Insurance Company of North America and the Company.2

               10(b)Marketing  Agreement  effective  June 1, 1993,  as  amended, between American National Insurance Company and the Company.2 10(c) Insurance Processing Agreement effective June 1, 1993, as amended, between American National Insurance Company and the Company.2 10(d) Form of Producer Agreement.2 10(e) Lease Agreement dated September 26, 1996, for 1179 North McDowell Blvd., Petaluma, California 94954.1 10(f) Settlement Agreement dated June 18, 1993, among the State of Georgia as receiver for and on behalf of Old Colony Life Insurance Company, other related parties and the Company.2 10(g) 401(K) Profit Sharing Plan & Trust dated July 1, 1994.2

               10(h)Marketing  Agreement  effective  January 1, 1996  between IL
                    Annuity and Insurance Company and the Company.3

               10(i)Insurance  Processing  Agreement  effective  January 1, 1996 between IL Annuity and Insurance Company and the Company.3

--------

1 Incorporated herein by reference from the Company's quarterly Form 10-Q for the three months ended September 30, 1996.

2 Incorporated herein by reference from the Company's quarterly Form 10-K for the year ended December 31, 1994.

3 Incorporated herein by reference form the Company's annual report on Form 10-K for the year ended December 31, 1995.



               10(j)Marketing   Agreement  effective  January  1,  1996  between
                    Indianapolis Life Insurance Company and the Company.3

               10(k)Insurance  Processing  Agreement  effective  January 1, 1996
                    between   Indianapolis   Life  Insurance   Company  and  the
                    Company.3

               10(l)Amendment   Three  to  Marketing   Agreement  with  American
                    National Insurance Company.4

               10(m)Amendment   Four  to  Marketing   Agreement   with  American
                    National Insurance Company.5

               10(n)Amendment   Five  to  Marketing   Agreement   with  American
                    National Insurance Company.

               10(o)Amendment Six to Marketing  Agreement with American National
                    Insurance Company.

               10(p)Amendment   Two  to  Processing   Agreement   with  American
                    National Insurance Company.4

               10(q)Amendment  Three  to  Processing   Agreement  with  American
                    National Insurance Company.5

               10(r)Amendment   Four  to  Processing   Agreement  with  American
                    National Insurance Company.

               10(s)Amendment   Five  to  Processing   Agreement  with  American
                    National Insurance Company.

               21   Subsidiaries of the Company.3

               27   Financial Data Schedule

          (b) Reports on Form 8-K filed during the quarter ended December 31, 1998.

               No reports on Form 8-K were filed during the quarter ended December 31, 1998.


--------

4 Incorporated herein by reference from the Company's quarterly Form 10-Q for the three months ended June 30, 1998.

5 Incorporated herein by reference from the Company's quarterly Form 10-Q for the three months ended September 30, 1998.




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    REGAN HOLDING CORP.



    By:    /s/ R. Preston Pitts                            Date:  March 31, 1999
           --------------------------------------
           R. Preston Pitts, President and Chief Operating Officer



    By:    /s/ David A. Skup                               Date:  March 31, 1999
           --------------------------------------
           David A. Skup, Chief Financial Officer


     Pursuant to the requirements of the securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    By:      /s/ Lynda L. Regan                            Date:  March 31, 1999
             ------------------------------------
             Lynda L. Regan, Chairman



    By:      /s/ Steven C. Anderson                        Date:  March 31, 1999
             ------------------------------------
             Steven C. Anderson, Director



    By:      /s/ R. Preston Pitts                          Date:  March 31, 1999
             ------------------------------------
             R. Preston Pitts, Director



    By:      /s/ Ute Scott-Smith                           Date:  March 31, 1999
             ------------------------------------
             Ute Scott-Smith, Director




                                INDEX TO EXHIBITS


     Item No.      Description                                        Page


     27            Financial Data Schedule                             37