Form 10-Q
period 1999-03-31
REGAN HOLDING CORP
filed 1999-05-17
CIK 870069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999, or

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


                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes        X     No
                           ----------           ----------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of the registrant's common stock, as of April 30, 1999:

           Common Stock-Series A                       25,798,543
           Common Stock-Series B                          598,633

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

                                                                      March 31, 1999         December 31, 1998
                                                                      --------------         -----------------
                                                                        (unaudited)
ASSETS
     Cash and cash equivalents                                       $       5,882,978       $       5,916,731
     Investments                                                            20,095,210              16,987,628
     Accounts receivable                                                     2,096,214               1,704,265
     Prepaid expenses                                                        1,246,177                 768,913
     Income taxes receivable                                                        --                 884,089
     Deferred income taxes-current                                             427,415                 359,421
     Marketing supplies inventory                                              527,920                 385,616
                                                                     -----------------       -----------------
         Total Current Assets                                               30,275,914              27,006,663
                                                                     -----------------       -----------------
     Net fixed assets                                                        2,888,381               2,982,267
     Deferred income taxes-non current                                       1,017,061                 904,974
     Other assets                                                              359,889                 392,109
                                                                     -----------------       -----------------
         Total Non-Current Assets                                            4,265,331               4,279,350
                                                                     -----------------       -----------------
         TOTAL ASSETS                                                $      34,541,245       $      31,286,013
                                                                     =================       =================

LIABILITIES, REDEEMABLE COMMON STOCK,
AND SHAREHOLDERS' EQUITY

LIABILITIES
     Accounts payable                                                $         364,244       $         418,821
     Accrued sales convention costs                                          1,048,974                 894,713
     Accrued liabilities                                                     3,423,796               4,388,401
     Income taxes payable                                                    1,161,150                      --
                                                                     -----------------       -----------------
         Total Current Liabilities                                           5,998,164               5,701,935
                                                                     -----------------       -----------------

     Loan payable                                                              132,285                 132,285
     Incentive compensation payable                                            412,194                 530,523
                                                                     -----------------       -----------------
         Total Non-Current Liabilities                                         544,479                 662,808
                                                                     -----------------       -----------------
         TOTAL LIABILITIES                                                   6,542,643               6,364,743
                                                                     -----------------       -----------------

COMMITMENTS AND CONTINGENCIES                                                       --                      --

REDEEMABLE COMMON STOCK, Series A and B                                     11,219,276              11,225,431
                                                                     -----------------       -----------------
SHAREHOLDERS' EQUITY
     Preferred stock, no par value:
         Authorized: 100,000,000 shares
         No shares issued or outstanding
     Series A common stock, no par value:
         Authorized:  45,000,000 shares;  Issued and
         outstanding: 20,821,488 and 20,530,224 shares at
         March 31, 1999 and December 31, 1998, respectively                  3,618,779               3,248,874
     Paid-in capital from retirement of common stock                           890,561                 888,109
     Paid-in capital from producer stock options                               106,000                  25,000
     Retained earnings                                                      12,381,523               9,587,775
     Accumulated other comprehensive income-net                               (217,537)                (53,919)
                                                                     -----------------       -----------------
         TOTAL SHAREHOLDERS' EQUITY                                         16,779,326              13,695,839
                                                                     -----------------       -----------------
         TOTAL LIABILITIES, REDEEMABLE COMMON
         STOCK AND SHAREHOLDERS' EQUITY                              $      34,541,245       $      31,286,013
                                                                     =================       =================

           See accompanying notes to consolidated financial statements

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Income Statements
(Unaudited)


                                                                      For the Three Months Ended
                                                                                 March 31,
                                                                           1999            1998
INCOME:
     Marketing allowances                                           $    7,876,090    $    4,380,278
     Commission income                                                   4,040,988         2,140,484
     Administrative fees                                                 2,288,243         1,349,216
     Investment income                                                     198,658           215,043
     Seminar income                                                        130,789            40,883
     Other income                                                           53,313            18,355
                                                                    --------------    --------------
         TOTAL INCOME                                                   14,588,081         8,144,259
                                                                    --------------    --------------
EXPENSES:
     Salaries and related benefits                                       5,557,313         3,486,726
     Sales promotion and support                                         2,097,833         1,021,107
     Professional fees                                                     385,973           280,909
     Occupancy                                                             381,958           238,620
     Depreciation and amortization                                         562,268           204,867
     Courier and postage                                                   244,828           162,756
     Equipment                                                             179,034           108,673
     Stationery and supplies                                               178,021           124,790
     Travel and entertainment                                               93,448            84,802
     Insurance                                                              88,117            39,557
     Other miscellaneous expenses                                           53,014            37,707
                                                                    --------------    --------------
         TOTAL EXPENSES                                                  9,821,807         5,790,514
                                                                    --------------    --------------
INCOME FROM OPERATIONS                                                   4,766,274         2,353,745
PROVISION FOR INCOME TAXES                                               1,972,526           947,829
                                                                    --------------    --------------
NET INCOME                                                          $    2,793,748    $    1,405,916
                                                                    ==============    ==============


EARNINGS PER SHARE:

     Weighted average shares outstanding--basic                         26,395,692        26,694,872

     Basic earnings per share                                       $          .11    $          .05
                                                                    ==============    ==============


     Weighted average shares outstanding--diluted                       27,413,090        26,694,872

     Diluted earnings per share                                     $          .10    $          .05
                                                                    ==============    ==============



          See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity
(Unaudited)



                                                                           Paid-in
                                                         Paid-in Capital    Capital                    Accumulated Other
                                                         from Retirement     from                        Comprehensive
                              Series A Common Stock            of          Producer      Retained
                              Shares         Amount        Common Stock     Options      Earnings       Income         Total
                              ------         ------        ------------     -------      --------       ------         -----
Balance
   January 1, 1999            20,530,224     $3,248,874     $  888,109     $ 25,000     $9,587,775    $ (53,919)    $13,695,839
Comprehensive Income:
   Net income for the
   three months ended
   March 31, 1999                                                                        2,793,748                    2,793,748
   Net unrealized losses on
   investments                                                                                         (270,985)       (270,985)
   Deferred tax on net
   unrealized losses                                                                                    107,367         107,367
                                                                                                                    ------------
   Total Comprehensive
   Income                                                                                                             2,630,130
                                                                                                                    ------------
Redemption and
   retirement of
   common stock                                                  2,452                                                    2,452
Stock awarded to
   producers                     291,264        369,905                                                                 369,905
Producer stock option
   expense                                                                   81,000                                      81,000
                              ----------     ----------     ----------     --------    -----------   ----------     -----------
Balance
   March 31, 1999             20,821,488     $3,618,779     $  890,561     $106,000    $12,381,523   $(217,537)     $16,779,326
                              ==========     ==========     ==========     ========    ===========   ==========     ===========








          See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)


                                                                                      For the Three Months Ended
                                                                                                March 31,
                                                                                      --------------------------
                                                                                        1999              1998
                                                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                   $   2,793,748     $  1,405,916
     Adjustments to reconcile net income to cash provided by
         operating activities:
              Depreciation and amortization of fixed assets                             544,512          187,579
              Amortization of intangible assets                                          17,757               --
              Common stock awarded to producers                                         369,905               --
              Producer stock option expense                                              81,000            6,300
              Amortization/accretion of investments                                     (21,576)         (17,217)
              Realized losses on sales of investments                                    87,652               --
              Change in accounts receivable                                            (391,949)        (171,783)
              Change in prepaid expenses                                               (477,264)          52,162
              Change in income taxes receivable and payable                           2,045,239          199,503
              Change in deferred tax assets                                             (72,714)          87,986
              Change in marketing supplies inventory                                   (142,304)          31,943
              Change in accounts payable                                                (54,577)         (50,865)
              Change in accrued sales convention costs                                  154,261               --
              Change in accrued liabilities                                            (964,605)         309,049
              Change in other assets and liabilities                                   (103,866)         (74,117)
                                                                                  --------------    -------------
                  Net cash provided by operating activities                           3,865,219        1,966,456
                                                                                  --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments                                                       (12,032,709)      (5,687,309)
     Proceeds from sales and maturities of investments                                8,588,066        1,572,275
     Purchases of fixed assets                                                         (450,626)        (221,841)
                                                                                  --------------    -------------
                  Net cash used in investing activities                              (3,895,269)      (4,336,875)
                                                                                  --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Redemption and retirement of common stock                                           (3,703)         (36,638)
                                                                                  --------------    -------------
                  Net cash provided by (used in) financing activities                    (3,703)         (36,638)
                                                                                  --------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                   (33,753)      (2,407,057)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        5,916,731        5,194,332
                                                                                  --------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   5,882,978     $  2,787,275
                                                                                  ==============    =============






          See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements



1.   Organization and Summary of Significant Accounting Policies

     The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles and include the accounts of Regan Holding Corp. and its wholly-owned subsidiaries, Legacy Marketing Group ("LMG"), Legacy Financial Services, Inc., Legacy Advisory Services, Inc., Legacy Reinsurance Company, and LifeSurance Corporation. All intercompany transactions have been eliminated.

     The statements are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The consolidated balance sheet data at December 31, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year. Users of these financial statements are encouraged to refer to the Annual Report on Form 10-K for the year ended December 31, 1998 for additional disclosure.

2.   Building Purchase and Loan Agreement

     On May 7, 1999, the Company purchased the building which houses its headquarters and an adjacent parcel of land in Petaluma, California for $4.3 million. The Company paid $2.2 million of the purchase price in cash and entered into a loan payable for the remaining $2.1 million. The loan has a ten year term and is payable in monthly installments plus one balloon payment of approximately $1.8 million, due on May 10, 2009. The loan bears interest at 0.5% per annum above the Prime Rate, as published in the West Coast Edition of the Wall Street Journal. The loan is fully guaranteed by each of the Company's subsidiaries. In addition, the loan agreement contains certain covenants with which the Company must comply, including restrictions on indebtedness or investments outside the ordinary course of business and restrictions on dividends or other changes in the Company's capital structure. Pursuant to the loan agreement, the Company was required to place approximately $650,000 in reserve to cover loan payments in the event of default and to provide for certain repair costs.

3.   Redeemable Common Stock

     The Company is obligated to repurchase certain of its shares of common stock pursuant to various agreements under which the stock was issued. During the three months ended March 31, 1999, redeemable common stock was redeemed and retired as follows:


                                 Series A Redeemable          Series B Redeemable           Total Redeemable
                                    Common Stock                 Common Stock                 Common Stock
                                    ------------                 ------------                 ------------
                                             Carrying                     Carrying                     Carrying
                                            (Issuance)                   (Issuance)                   (Issuance)
                               Shares         Amount        Shares         Amount        Shares         Amount
                               ------         ------        ------         ------        ------         -----
     Balance
      December 31, 1998       5,171,447    $ 9,428,047       599,128     $1,797,384    5,770,575      $11,225,431
     Redemption and
      retirement of common
      stock                      (2,248)        (4,670)         (495)        (1,485)      (2,743)          (6,155)
                             ----------    -----------      --------     ----------    ---------      -----------
     Balance
      March 31, 1999          5,169,199    $ 9,423,377       598,633     $1,795,899    5,767,832      $11,219,276
                             ==========    ===========      ========     ==========    =========      ===========

REGAN HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)





4.   Amendments to Marketing and Processing Agreements

     In May, 1999, LMG and American National amended the terms of the Marketing Agreement and Insurance Processing Agreement to extend the term to July 1, 1999. LMG and American National are in the process of negotiating a five-year extension.

5.   Segment Information

     The  table  below  presents   information  about  the  Company's  operating
     segments:

                                         Legacy          Legacy
                                        Marketing       Financial                    Reconciling
                                          Group      Services, Inc.      Other          Items          Total
                                          -----      --------------      -----          -----          -----
           Net Income (Loss) for the
              three months ended:
                March 31, 1999          $ 3,538,202   $ (85,964)     $ 2,650,115     $(3,308,605)   $ 2,793,748
                March 31, 1998          $ 1,543,784   $ (88,070)     $ 1,404,804     $(1,455,155)   $ 1,405,363

           Total Assets at:
                March 31, 1999          $38,354,442   $ 707,360      $25,516,890     $(30,037,447)  $ 34,541,245
                December 31, 1998       $30,087,878   $ 816,741      $27,110,236     $(26,728,842)  $ 31,286,013


     "Other" items above include Regan Holding Corp. (stand-alone) and its remaining subsidiaries, LifeSurance Corporation, Legacy Advisory Services, Inc., and Legacy Reinsurance Company. Such entities' operations do not currently factor significantly into management decision making and, accordingly, were not separated for purpose of this disclosure. "Reconciling Items" consist solely of eliminations of intercompany amounts such as investment in, and income from, subsidiaries.

6.   Recent Accounting Pronouncements--Internal Use Software Cost

     The  Company  has  adopted  the  American  Institute  of  Certified  Public
     Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The adoption of SOP 98-1 did not have a material impact on the consolidated results of operations or consolidated financial position of the Company during the first quarter of 1999.

7.   Reclassifications

     Certain amounts in the 1998 financial statements have been reclassified to conform with 1999 classifications. Such reclassifications had no impact on net income or retained earnings.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         Except for the historical information contained herein, certain of the matters discussed in this Form 10-Q are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" involve certain risks and uncertainties. All forecasts and projections in this report are "forward-looking statements", and are based on management's current expectations of the Company's near-term results, based on current information available. Actual results could differ materially.

Results of Operations

         Summary--The Company's net income for the quarter ended March 31, 1999, increased approximately $1.4 million, or 98.7%, from the corresponding quarter in 1998.

         Income--The Company's major sources of income are marketing allowances, commission overrides and administrative fees from sales and administration of annuity and life insurance products on behalf of the three insurance companies for which the Company markets and administers policies (the "Carriers"). Levels of marketing allowances and commission overrides are directly related to, and increase with, the volume of sales of such products. Administration fees are a function not only of product sales, but also administration of policies inforce and producer appointments. Total income increased $6.4 million, or 79.1% during the three months ended March 31, 1999, compared to the three months ended March 31, 1998.

         Marketing allowances and commission income, combined, increased approximately $5.4 million, or 82.8%, in the first quarter of 1999, compared to the first quarter of 1998. This increase is due primarily to increases in volume of sales by the Company's distribution network on behalf of the Carriers.
Premium placed inforce for the Carriers totaled approximately $496.6 million during the three months ended March 31, 1999, compared to $278.3 million during the same period in 1998, representing an increase of 78.5%. Also contributing to increases in income during the first three months of 1999 is a shift in sales mix to sales of products which yield higher marketing allowances and higher commission income.

         Administrative fees increased approximately $939,000, or 69.6%, in the first quarter of 1999, compared to the same period in 1998. This increase is due primarily to an increase in the number of policies sold and administered during the period and to a shift in policies administered to those which generate higher administrative fees.

         During the three months ended March 31, 1999, 8.9%, 80.4%, and 6.4% of the Company's total revenue resulted from agreements with American National Insurance Company ("American National"), IL Annuity and Insurance Company (IL Annuity"), and Transamerica Life Insurance and Annuity Company ("Transamerica"), respectively. During the three months ended March 31, 1998, 17.9% and 76.2% of the Company's total revenue resulted from agreements with American National and IL Annuity, respectively. Sales and administration of Transamerica products did not begin until the third quarter of 1998.

         Expenses--Total expenses increased approximately $4.0 million, or 69.6%, during the three months ended March 31, 1999, compared to the three months ended March 31, 1998. This increase is attributable primarily to increases in compensation, sales promotion and support, professional fees, occupancy and depreciation and amortization, as discussed below.

         As a service organization, the Company's primary expenses are salaries and related employee benefits, which increased approximately $2.1 million, or 59.4%, during the three months ended March 31, 1999, compared to the same period in 1998. This increase resulted primarily from an increase in the average number of full-time equivalent employees, which rose to 375 during the quarter ended March 31, 1999, from 218 during the quarter ended March 31, 1998. This increase in employment was necessary to accommodate increases in sales volume, as discussed above. Salaries and employee benefits expenses did not increase in proportion to the increase in the number of employees due to the lower pay levels of the new employees.

         Sales promotion and support expense consists primarily of costs relating to the Company's annual national sales conventions, incentives paid to the Company's higher level producers for recruitment and development of additional producers, and costs relating to various sales meetings and training activities. Also included in sales promotion and support expense is the cost of designing and printing sales brochures for use by producers in the Company's sales distribution network. It is expected that these expenses will continue to be a major element of the Company's cost structure. This expense increased approximately $1.1 million, or 105.4%, for the quarter ended March 31, 1999, compared with the quarter ended March 31, 1998. This increase is due primarily to common stock and additional commissions awarded to high level producers for recruiting and developing other producers who reached certain high performance sales criteria. Qualification for a national sales convention in Barcelona,
Spain  will  begin  on  April  1,  1999.  As  a  result,   monthly  expenses  of
approximately $70,000 are expected to be recognized through the end of the qualification period which terminates on December 31, 1999.

         Professional fees increased $105,000, or 37.4%, for the three months ended March 31, 1999, compared with the corresponding periods in 1998. This increase is primarily the result of consulting fees related to various information systems projects.

         Occupancy expense increased approximately $143,000, or 60.1%, during the first quarter of 1999, compared to the first quarter of 1998. This increase is due primarily to an increase in telephone expense, which is attributed to increases in employment and sales volume, as discussed above, and to costs related to the establishment of a customer service center in Rome, Georgia during mid-1998.

         Depreciation and amortization expense increased approximately $357,000, or 174.5%, during the three months ended March 31, 1999, compared to the three months ended March 31, 1998, due primarily to continued acquisitions of fixed assets. These acquisitions consisted primarily of amounts paid for the improvement of leased office space and purchases of computer equipment to accommodate increases in employment.

Liquidity and Capital Resources

         Included in investments at March 31, 1999, is $12.0 million representing an equity investment in Indianapolis Life Group of Companies ("Indianapolis Group"), an affiliate of IL Annuity. The purpose of this investment was to assure that IL Annuity, a subsidiariy of the Indianapolis Group, would continue to offer the original VisionMark annuity (which is marketed by LMG) until a modified version of the product is approved in all states. Management expects that this investment will be redeemed by the Indianapolis Group during late 1999 pursuant to the terms of the Investment and Funding Agreement between LMG, Indianapolis Group and other parties. If, however, certain events which trigger the redemption do not occur by December 31, 1999, this investment may remain outstanding for up to eight years at a yield to equal that earned by the Indianapolis Group on this investment portfolio.

         On May 7, 1999, the Company purchased the building which houses its headquarters in Petaluma, California for $4.3 million. In conjunction with the building acquisition, the Company paid $2.2 million cash and entered into a loan payable for the remaining $2.1 million. The loan has a ten year term and is payable in monthly installments plus one balloon payment of approximately $1.8 million, due on May 10, 1999. Pursuant to the loan agreement, the Company has placed approximately $650,000 in reserve to cover loan payments in the event of payment default and to cover certain repair costs.

         Management believes that cash and investments on hand, plus cash generated by ongoing operating activities, are adequate to meet the Company's needs for cash, both on a long-term and a short-term basis.

Year 2000

         As the year 2000 approaches, a critical business issue has emerged regarding whether existing application software and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to accommodate only a two digit date position (e.g., '95 is stored in the system and epresents the year 1995). As a result, the year 1999 (i.e. '99) could be the maximum date value these systems will be able to accurately process. Management has developed and implemented a plan to insure that the Company will be year 2000 compliant(the "Plan"). The Plan consists of the following four stages: (i) conducting an inventory of all hardware, software and support systems; (ii) assessing whether such hardware, software and support systems are year 2000 compliant; (iii) correcting or replacing any non-compliant hardware, software and support systems; and (iv) testing to ensure that all corrections or replacements made pursuant to the third phase of the plan are functioning properly. All four stages of the Plan have been completed for mission-critical systems. Management believes that there are no significant barriers to conducting normal business operations during the transition to year 2000 and beyond. However, management intends to continue to monitor relevant external year 2000 preparations and events and to continue to cnduct year 2000 testing of internal system modifications throughout the remainder of 1999. In addition, management is developing year 2000 contingency plans in preparation for any unanticipated disruptions. Although management does not anticipate any interruptions to normal business operations, there can be no assurance that unforeseen year 2000-related disruptions would not havea material adverse effect on the Company's business, financial condition, results of operations and business prospects.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The Company invests its cash in a variety of financial instruments, including government agency notes, corporate equity securities and fixed rate corporate obligations. These investments are denominated in U.S.
dollars.

         Interest income on the Company's investments is reflected in "Investment Income" in the Company's consolidated financial statements. The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

         Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates.

          The Company's investment securities are held for purposes other than trading. The weighted-average interest rate on investment securities at March 31, 1999 was 5.4%. The fair value of securities held at March 31, 1999 was $20,095,210.

PART II  OTHER INFORMATION

Item 5.  Other Events

(a) On May 7, 1999, the Company purchased the building which houses its headquarters and an adjacent parcel of land in Petaluma, California for $4.3 million. The Company paid $2.2 million of the purchase price in cash and entered into a loan payable for the remaining $2.1 million. The loan has a ten year term and is payable in monthly installments plus one balloon payment of approximately $1.8 million, due on May 10, 2009. The loan bears interest at 0.5% per annum above the Prime Rate, as published in the West Coast Edition of the Wall Street Journal. The loan is fully guaranteed by each of the Company's subsidiaries. In addition, the loan agreement contains certain covenants with which the Company must comply, including restrictions on indebtedness or investments outside the ordinary course of business and restrictions on dividends or other changes in the Company's capital structure. Pursuant to the loan agreement, the Company was required to place approximately $650,000 in reserve to cover loan payments in the event of default and to provide for certain repair costs.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Index to Exhibits

         Exhibit 10.1 Agreement of Purchase and Sale, dated March 8, 1999, by and among Regan Holding Corp., North McDowell Investments, and Jane Crocker
         Exhibit 10.2 Business Loan Agreement, dated May 6, 1999, by and between Regan Holding Corp. and National Bank of the Redwoods
         Exhibit 10.3 Promissory Note, dated May 6, 1999, by and between Regan Holding Corp. and National Bank of the Redwoods
         Exhibit 10.4 Amendment Seven to the Marketing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated May 12, 1999.
         Exhibit 10.5 Amendment Six to the Insurance Processing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated May 12, 1999.
         Exhibit 11.1  Computation of Earnings Per Share--Basic
         Exhibit 11.2  Computation of Earnings Per Share--Diluted
         Exhibit 27    Financial Data Schedule

(b)      Reports on Form 8-K

         A report on Form 8-K was filed in April 1999 to report that, on March 31, 1999, Legacy Marketing Group, a wholly-owned subsidiary of the registrant, acquired 15.40 shares of common stock of Indianapolis Life Group of Companies, Inc. for a total purchase price of $12.0 million.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   REGAN HOLDING CORP.



   Date:    May 13, 1999      Signature:    /s/ R. Preston Pitts
                                            -----------------------------------
                                            R. Preston Pitts,
                                            President & Chief Operating Officer



   Date:    May 13, 1999      Signature:    /s/ David A. Skup
                                            -----------------------------------
                                            David A. Skup,
                                            Chief Financial Officer