Form 10-Q
period 1999-06-30
REGAN HOLDING CORP
filed 1999-08-16
CIK 870069

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1999, or
                                    -------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____________ to ____________

                         Commission file number 0-4366
                                                ------



                              Regan Holding Corp.
                              -------------------
            (Exact Name of Registrant as Specified in Its Charter)

                  California                                       68-0211359
                  ----------                                       ----------
         (State or Other Jurisdiction of                        (I.R.S. Employer
          Incorporation or Organization)                       Identification No.)

    2090 Marina Avenue, Petaluma, California                          94954
    ----------------------------------------                          -----
    (Address of Principal Executive Offices)                       (Zip Code)

                                (707) 778-8638
                                --------------
             (Registrant's Telephone Number, Including Area Code)

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

                                Yes   X     No ___
                                     ---

                     Applicable Only To Corporate Issuers:

     Indicate the number of shares outstanding of the registrant's common stock, as of July 31, 1999:

          Common Stock-Series A                             25,767,260
          Common Stock-Series B                                598,416

                         PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

                                                                       June 30, 1999       December 31, 1998
                                                                      -----------------    -----------------
ASSETS
  Cash and cash equivalents                                           $       5,100,195    $       5,916,731
  Investments                                                                20,500,087           16,987,628
  Accounts receivable                                                         2,483,262            1,704,265
  Prepaid expenses                                                            1,448,286              768,913
  Income taxes receivable                                                            --              884,089
  Deferred income taxes-current                                                 651,903              359,421
  Marketing supplies inventory                                                  617,099              385,616
                                                                      -----------------    -----------------
     Total Current Assets                                                    30,800,832           27,006,663
                                                                      -----------------    -----------------
  Net fixed assets                                                            7,989,777            2,982,267
  Deferred income taxes-non current                                           2,094,498              904,974
  Prepaid software licensing fees                                               687,656                   --
  Other assets                                                                  426,037              392,109
                                                                      -----------------    -----------------
     Total Non-Current Assets                                                11,197,968            4,279,350
                                                                      -----------------    -----------------
     TOTAL ASSETS                                                     $      41,998,800    $      31,286,013
                                                                      =================    =================
LIABILITIES, REDEEMABLE COMMON STOCK,
AND SHAREHOLDERS' EQUITY

LIABILITIES
  Accounts payable                                                    $         304,628    $         418,821
  Accrued sales convention costs                                              1,599,919              894,713
  Accrued liabilities                                                         3,802,807            4,388,401
  Software licensing fees payable                                               600,000                   --
  Income taxes payable                                                          599,409                   --
                                                                      -----------------    -----------------
     Total Current Liabilities                                                6,906,763            5,701,935
                                                                      -----------------    -----------------

  Loans payable                                                               2,263,383              132,285
  Incentive compensation payable                                                476,450              530,523
  Deferred compensation payable                                                 526,890                   --
                                                                      -----------------    -----------------
     Total Non-Current Liabilities                                            3,266,723              662,808
                                                                      -----------------    -----------------
     TOTAL LIABILITIES                                                       10,173,486            6,364,743
                                                                      -----------------    -----------------

Commitments and contingencies                                                        --                   --

REDEEMABLE COMMON STOCK, Series A and B                                      10,899,863           11,225,431
                                                                      -----------------    -----------------

SHAREHOLDERS' EQUITY
  Preferred stock, no par value:
     Authorized: 100,000,000 shares
     No shares issued or outstanding                                                 --                   --
  Series A common stock, no par value:
     Authorized:  45,000,000 shares
     Issued and outstanding: 20,805,034 and 20,530,224
     shares at June 30, 1999 and December 31, 1998, respectively              3,599,625            3,248,874
  Paid-in capital from retirement of common stock                               870,858              888,109
  Paid-in capital from producer stock options                                 2,047,000               25,000
  Retained earnings                                                          14,703,540            9,587,775
  Accumulated other comprehensive income-net                                   (295,572)             (53,919)
                                                                      -----------------    -----------------
     TOTAL SHAREHOLDERS' EQUITY                                              20,925,451           13,695,839
                                                                      -----------------    -----------------
     TOTAL LIABILITIES, REDEEMABLE COMMON
     STOCK AND SHAREHOLDERS' EQUITY                                   $      41,998,800    $      31,286,013
                                                                      =================    =================

          See accompanying notes to consolidated financial statements

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Income Statements
(Unaudited)

                                              For the Three Months Ended  For the Six Months Ended
                                                        June 30,                  June 30,
                                              --------------------------  ------------------------
                                                  1999          1998         1999         1998
                                              ------------  ------------  -----------  -----------
INCOME:
  Marketing allowances                        $  8,200,700  $  7,299,358  $16,076,790  $11,679,636
  Commission income                              4,758,236     3,453,208    8,799,224    5,593,692
  Administrative fees                            2,344,173     1,725,134    4,632,416    3,074,350
  Investment income                                353,804       286,061      552,462      501,104
  Other income                                     103,218        98,000      287,320      157,238
                                              ------------  ------------  -----------  -----------

     TOTAL INCOME                               15,760,131    12,861,761   30,348,212   21,006,020
                                              ------------  ------------  -----------  -----------

EXPENSES:
  Salaries and related benefits                  5,893,568     4,236,744   11,450,881    7,723,470
  Sales promotion and support                    1,799,408       940,070    3,816,241    1,954,927
  Producer stock options                         1,941,000         6,250    2,022,000       12,500
  Professional fees                                442,819       293,493      828,792      574,402
  Litigation settlement                                 --     1,104,401           --    1,104,401
  Depreciation and amortization                    246,909       224,133      809,177      429,000
  Occupancy                                        386,185       232,870      768,143      471,490
  Courier and postage                              280,506       150,372      525,334      313,128
  Equipment                                        260,358       146,712      439,392      255,385
  Stationery and supplies                          176,260       203,410      354,281      328,200
  Travel and entertainment                         157,383       158,580      250,831      243,382
  Insurance                                        121,367        45,084      209,484       84,641
  Miscellaneous                                     71,973        62,376      124,987      100,083
                                              ------------  ------------  -----------  -----------

     TOTAL EXPENSES                             11,777,736     7,804,495   21,599,543   13,595,009
                                              ------------  ------------  -----------  -----------

INCOME FROM OPERATIONS                           3,982,395     5,057,266    8,748,669    7,411,011

PROVISION FOR INCOME TAXES                       1,660,378     2,038,123    3,632,904    2,985,952
                                              ------------  ------------  -----------  -----------

NET INCOME                                    $  2,322,017  $  3,019,143  $ 5,115,765  $ 4,425,059
                                              ============  ============  ===========  ===========

EARNINGS PER SHARE:

  Weighted average shares outstanding-
     basic                                      26,437,347    26,592,383   26,418,217   26,643,344
  Basic earnings per share                    $        .09  $        .11  $       .19  $       .17
                                              ============  ============  ===========  ===========

  Weighted average shares outstanding-
     diluted                                    27,314,729    26,592,383   27,280,434   26,643,344
  Diluted earnings per share                  $        .09  $        .11  $       .19  $       .17
                                              ============  ============  ===========  ===========

         See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity
(Unaudited)


                                                                         Paid-in
                                                     Paid-in  Capital    Capital                  Accumulated
                         Series A Common Stock            from            from                       Other
                         ---------------------        Retirement of      Producer    Retained    Comprehensive
                           Shares       Amount        Common Stock       Options     Earnings       Income          Total
                           ------       ------        ------------       -------     --------       ------          -----
Balance
 January 1, 1999         20,530,224    $3,248,874      $   888,109     $  25,000    $ 9,587,775   $ (53,919)   $ 13,695,839
Comprehensive Income:
 Net income for the
   six months ended
   June 30, 1999                                                                      5,115,765                   5,115,765
  Net unrealized gains on
   investments                                                                                     (400,685)       (400,685)
  Deferred tax on net
    unrealized gains                                                                                159,032         159,032
                                                                                                               ------------
  Total Comprehensive
  Income                                                                                                          4,874,112
                                                                                                               ------------
Redemption and
  retirement of
  common stock              (26,454)      (26,454)         (17,251)                                                 (43,705)
Stock awarded to
  producers                 291,264       369,905                                                                   369,905
Exercise of stock
  Options                    10,000         7,300                                                                     7,300
Producer stock option
  expense                                                              2,022,000                                  2,022,000
                         ----------    ----------      -----------   -----------    -----------   ---------    ------------
Balance
  June 30, 1999          20,805,034    $3,599,625      $   870,858   $ 2,047,000    $14,703,540   $(295,572)   $ 20,925,451
                         ==========    ==========      ===========   ===========    ===========   =========    ============



         See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                                                           For the Six Months Ended
                                                                                   June 30,
                                                                        ------------------------------
                                                                            1999              1998
                                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $  5,115,765      $  4,425,059
  Adjustments to reconcile net income to cash provided by
     operating activities:
       Depreciation and amortization of fixed assets                         773,543           394,424
       Amortization of intangible assets                                      35,634            34,578
       Common stock awarded to producers                                     369,905                --
       Producer stock option expense                                       2,022,000            12,500
       Amortization/accretion of investments                                 (17,866)          (28,075)
       Realized gains on sales of investments                                 87,652                --
       Changes in assets and liabilities
          Net change in accounts receivable                                 (778,997)       (1,237,002)
          Net change in prepaid expenses                                    (679,373)          (26,612)
          Net change in income taxes receivable and payable                1,483,498           313,162
          Net change in deferred tax assets                               (1,322,974)          196,453
          Net change in marketing supplies inventory                        (231,483)          (47,177)
          Net change in prepaid and deferred software licensing fees         (87,656)               --
          Net change in accounts payable                                    (114,193)          (78,440)
          Net change in accrued sales convention costs                       705,206           (53,263)
          Net change in accrued liabilities                                 (585,594)        2,570,300
          Net change in other assets and liabilities                         403,255            69,287
                                                                        ------------      ------------
            Net cash provided by operating activities                      7,178,322         6,545,194
                                                                        ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                                               (12,955,988)       (5,873,148)
  Proceeds from sales and maturities of investments                        8,973,058         1,416,606
  Purchases of fixed assets                                               (5,781,053)         (679,001)
                                                                        ------------      ------------
            Net cash used in investing activities                         (9,763,983)       (5,135,543)
                                                                        ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable                                               2,132,500                 -
  Payments toward note payable                                                (1,402)                -
  Redemption and retirement of common stock                                 (369,273)         (192,935)
  Proceeds from stock option exercises                                         7,300                 -
                                                                        ------------      ------------
            Net cash provided by (used in) financing activities            1,769,125          (192,935)
                                                                        ------------      ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (816,536)        1,216,716
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             5,916,731         5,194,332
                                                                        ------------      ------------

Cash and cash equivalents, end of period                                $  5,100,195      $  6,411,048
                                                                        ============      ============

         See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


1.   Financial Information

     The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles and include the accounts of Regan Holding Corp. (the "Company") and its wholly-owned subsidiaries, Legacy Marketing Group ("LMG"), Legacy Financial Services, Inc., Legacy Advisory Services, Inc., Legacy Reinsurance Company, and LifeSurance Corporation. All intercompany transactions have been eliminated.

     The statements are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The consolidated balance sheet data at December 31, 1998, was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year. Users of these financial statements are encouraged to refer to the Annual Report on Form 10-K for the year ended December 31, 1998 for additional disclosure.

2.   Building Purchase and Loan

     On May 7, 1999, the Company purchased for $4.3 million the building in Petaluma, California, in which the Company's headquarters were formerly located. In conjunction with the building acquisition, the Company paid $2.2 million of the purchase price in cash and entered into a loan payable for the remaining $2.1 million. The loan has a ten year term and is payable in monthly installments plus one balloon payment of approximately $1.8 million, due on May 10, 2009. The loan bears interest at 0.5% per annum above the Prime Rate, as published in the West Coast Edition of the Wall Street Journal. The loan is fully guaranteed by each of the Company's subsidiaries. In addition, the loan agreement contains certain covenants with which the Company must comply, including restrictions on indebtedness or investments outside the ordinary course of business and restrictions on dividends or other changes in the Company's capital structure. One of the covenants requires management to obtain lender approval prior to repurchasing non-redeemable common stock. On August 12, 1999 the Lender waived this requirement for repurchases through July 31, 1999. One of the covenants requires management non-redeemable common stock. On August 12, 1999 the under waive this requirement for repurchases through July 31, 1999. Pursuant to the loan agreement, the Company was required to place approximately $650,000 in reserve to cover loan payments in the event of default and to provide for certain repair costs.

     Aggregate principal payments for the five years subsequent to June 30, 1999 are as follows:


                                         Year    Principal
                                         ----    ----------
Six Months ended December 31,            1999    $   12,763
Year ended December 31,                  2000    $   27,166
Year ended December 31,                  2001    $   29,509
Year ended December 31,                  2002    $   32,053
Year ended December 31,                  2003    $   34,817
Thereafter                                       $1,994,114

3.   Deferred Compensation Payable

     During 1999, $432,380 in commissions were deferred by Producers under the Regan Holding Corp. Producer Commission Deferral Plan and $83,528 in compensation was deferred by key employees under the Regan Holding Corp. Key Employee Deferred Compensation Plan. Such amounts have been recorded as a liability in the accompanying financial statements, plus accumulated Company matching contributions and earnings of $5,398 and $5,584 respectively.

4.   Software Licensing Fees

     In March, 1999, LMG entered into a license agreement with The Leverage Group, Inc. (the "Agreement"), pursuant to which LMG has the non-exclusive right to use certain computer software programs in administering policies on behalf of the carriers with whom the Company contracts. For this right, LMG incurred an initial licensing fee of $800,000, with whom the company contracts of which $200,000 was paid in April, 1999 and two installments of $300,000 each become payable in September, 1999 and March, 2000. In addition, LMG agreed to pay monthly licensing charges of $8,333 per month, increasing each year to $22,667 per month during the eighth year, plus cost of living adjustments each year. The term of the Agreement extends through March 2007, but may be terminated by LMG with six months written notice after March 2004. The $800,000 initial licensing fee has been recorded as Prepaid Software Licensing Fees, net of the current portion of $101,875 and net of amortization. The unpaid portion of the initial licensing fee payable, equal to $600,000, has been recorded as Software Licensing Fees Payable. The monthly licensing fees are being expensed as incurred.

5.   Redeemable Common Stock

     The Company is obligated to repurchase certain of its shares of common stock pursuant to various agreements under which the stock was issued. During the six months ended June 30, 1999, redeemable common stock was redeemed and retired as follows:

                               Series A Redeemable          Series B Redeemable            Total Redeemable
                                   Common Stock                 Common Stock                 Common Stock
                            --------------------------  ----------------------------  ---------------------------
                                           Carrying                     Carrying                      Carrying
                              Shares        Amount        Shares         Amount         Shares         Amount
                            -----------  -------------  -----------  ---------------  -----------  --------------
       Balance
       January 1, 1999        5,171,447  $   9,428,047      599,128  $     1,797,384    5,770,575  $   11,225,431
       Redemption and
       retirement of
       common stock            (195,840)      (323,432)        (712)          (2,136)    (196,552)       (325,568)
                            -----------  -------------  -----------  ---------------  -----------  --------------
     Balance
     June 30, 1999            4,975,607  $   9,104,615      598,416  $     1,795,248    5,574,023  $   10,899,863
                            ===========  =============  ===========  ===============  ===========  ==============

6.   Stock Option Expense

     During the second quarter of 1999, the Company recorded $2,022,000 of expense related to stock options that were granted to independent insurance producers in 1998 and 1999. This charge was a result of the Company's decision to waive the options' vesting provisions, thereby converting the options from "variable" options to "fixed" options pursuant to guidance prescribed in Statement of Financial Accounting Standards No. 123, as interpreted by Emerging Issues Task Force Issue 96-18. This charge reflects a re-measurement of the options based upon management's best estimate of the fair value of the options at the date the vesting provisions were waived. The fair value of the options was estimated using the Black-Sholes option-pricing model with the following assumptions: risk free interest rates ranging from 4.82 to 5.27; expected volatility ranging from 24.26 to 25.0; and expected lives ranging from 5 to 1 years. A dividend yield assumption was not applicable, as the Company's stock is not publicly traded nor does the Company pay dividends.

7.   Recent Accounting Pronouncements--Internal Use Software Cost

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The adoption of SOP 98-1 did not have a material impact on the consolidated results of operations or consolidated financial position of the Company during the six months ended June 30, 1999.

8.   Amendments to Marketing and Processing Agreements

     In August, 1999, LMG and American National amended the terms of the Marketing Agreement and the Insurance Processing Agreement to extend the terms to October 1, 1999. LMG and American National are in the process of negotiating a five year extension.

9.   Reclassifications

     Certain amounts in the 1998 financial statements have been reclassified to conform with 1999 classifications. Such reclassifications had no impact on net income or retained earnings.

10.  Segment information

     The table below presents information about the Company's operating segments:

                                   Legacy             Legacy
                                  Marketing          Financial                           Reconciling
                                    Group          Services, Inc.        Other               Items              Total
                                 -----------       --------------     -----------        ------------        -----------
Net income (loss) for the
three months ended June 30:
     1999                        $ 3,799,007         $ (49,335)       $ 2,178,016        $ (3,605,671)       $ 2,322,017
     1998                        $ 3,127,663         $ (47,229)       $ 3,019,697        $ (3,080,988)       $ 3,019,143

Net income (loss) for the six
 months ended June 30:
      1999                       $ 7,337,209         $(135,299)       $ 4,828,131        $ (6,914,276)       $ 5,115,765
      1998                       $ 4,671,447         $(134,412)       $ 4,424,501        $ (4,536,477)       $ 4,425,059

Total assets at
June 30:
      1999                       $43,888,220         $ 971,060        $30,782,638        $(33,643,118)       $41,998,800
      1998                       $30,087,878         $ 816,741        $27,110,236        $(26,728,842)       $31,286,013

     "Other" items above include Regan Holding Corp. (stand-alone) and its remaining subsidiaries, LifeSurance Corporation, Legacy Advisory Services, Inc., and Legacy Reinsurance Company. Such entities operations do not currently factor significantly into management decision making and, accordingly, were not separated for purpose of this disclosure. "Reconciling Items" consist solely of eliminations of inter-company amounts such as investment in, and income from, subsidiaries.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Except for historical information contained herein, certain of the matters discussed in this Form 10-Q are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" involve certain risks and uncertainties. All forecasts and projections in this report are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available. Actual results could differ materially.

Results of Operations
---------------------

     Summary--The Company's net income for the quarter ended June 30, 1999 decreased approximately $1.5 million, or 48.2%, from the corresponding quarter in 1998 and decreased approximately $67,000, or 1.5%, during the six months ended June 30, 1999, compared with the corresponding period in 1998. These decreases are due primarily to adjustments to stock options expense, net of increases in revenue, as discussed below.

     Income--The Company's major sources of income are marketing allowances, commission overrides and administrative fees from sales and administration of annuity and life insurance products on behalf of the three insurance companies for which the Company markets and administers policies (the "Carriers"). Levels of marketing allowances and commission overrides are directly related to, and increase with, the volume of sales of such products. Administrative fees are a function not only of product sales, but also administration of policies inforce and Producer appointments. Total income increased $2.9 million, or 22.5%, during the three months ended June 30, 1999, compared to the three months ended June 30, 1998. For the six months ended June 30, 1999, total income increased $9.3 million, or 44.5%, over the corresponding six month period in 1998.

     Marketing allowances and commission income, combined, increased approximately $2.2 million, or 20.5%, in the second quarter of 1999, compared to the second quarter of 1998. Such allowances and commissions increased approximately $7.6 million, or 44.0%, for the six months ended June 30, 1999 compared with the six months ended June 30, 1998. These increases are due primarily to increases in the volume of sales by the Company's distribution network on behalf of the Carriers. Premium placed inforce for the Carriers totaled approximately $529.9 million and $1.0 billion during the three months and six months ended June 30, 1999, respectively, compared to $452.5 million and $730.8 million during the same periods in 1998, representing increases of 17.1% and 40.5%. Also contributing to increases in income during the first six months of 1999 was a shift in sales mix to sales of products which yield higher marketing allowances and commission income.

     Although premium placed inforce, and the resulting Company's revenues, increased between periods, preliminary marketing statistics indicate that third quarter premium and revenue will increase less than in prior quarters or may even decrease. This trend is attributed to higher interest rates negatively affecting bond values which, in turn, lowers the annuity policies' crediting rates. Management believes that this downward trend is temporary; however, no assurance can be given.

      Approximately 22.8% of the Company's revenue during the three months ended June 30, 1999 and 36.6% during the six months ended June 30, 1999 was generated by LMG through sales of the VisionMark Annuity on behalf of IL Annuity. The current reinsurance carrier, Transamerica, has informed LMG that it will not reinsure this product beyond September 30, 1999. Management is currently working to replace the VisionMark product with the VisionMark II, which will be reinsured by Reinsurance Group of America, and which has been approved for sale in several states. However, approximately 15.3% of the Company's revenue during the three months ended June 30, 1999 and 15.4% during the six months ended June 30, 1999 was generated by sales of the VisionMark in Texas and Washington where the VisionMark II is not yet approved for sale. Management believes that the VisionMark II will be approved in Texas and Washington before September 30, 1999 or that reinsurance of the VisionMark will be extended until state approval is obtained. However, if neither of these events occur, the Company's revenue could be adversely affected beginning the fourth quarter of 1999.

     Administrative fees increased approximately $619,000, or 35.9%, in the second quarter of 1999, compared to the same period in 1998. For the six months ended June 30, 1999, administrative fees increased approximately $1.6 million, or 50.7%, over the corresponding period in 1998. These increases are due primarily to increases in the number of policies sold and administered during the period.

     During the three months ended June 30, 1999, 10.5%, 73.8% and 9.8% of the Company's total revenue resulted from agreements with American National, IL Annuity, and Transamerica respectively, compared to 14.0% and 80.7% from American National and IL Annuity, respectively, during the three months ended June 30, 1998. During the six months ended June 30, 1999, 8.5%, 76.8%, and 9.4% of the Company's total revenue resulted from agreements with American National, IL Annuity, and Transamerica, respectively, compared with 14.3% and 78.9% from American National and IL Annuity, respectively, during the six months ended June 30, 1998. Sales and administration of Transamerica products did not begin until the third quarter of 1998.

     Expenses--Total expenses increased approximately $4.0 million, or 50.9%, during the three months ended June 30, 1999 compared to the three months ended June 30, 1998 and $8.0 million, or 58.9%, during the six months ended June 30, 1999 compared to the corresponding six months of 1998. These increases are attributable primarily to increases in compensation, sales promotion and support and stock option expenses, as discussed below.

     As a service organization, the Company's primary expenses are salaries and related employee benefits, which increased approximately $1.7 million, or 39.1%, during the three months ended June 30, 1999 compared to the same period in 1998, and approximately $3.7 million, or 48.3%, in the first six months of 1999 compared to the same period in 1998. This increase resulted primarily from an increase in the average number of full-time equivalent employees, which rose to 418 during the quarter ended June 30, 1999, compared with 294 during the quarter ended June 30, 1998. This increase in employment was necessary to accommodate increases in sales volume, as discussed above. Such increases in employment were primarily in operations at lower pay levels. Therefore, salaries and employee benefits did not increase as significantly as the increase in the number of employees.

     Sales promotion and support expense consists primarily of costs relating to the Company's annual national sales conventions, incentives paid to the Company's higher-level Producers for recruitment and development of additional Producers, and costs relating to various sales meetings and training activities. Also included in sales promotion and support expense is the cost of designing and printing sales brochures for use by Producers. It is expected that these expenses will continue to be a major element of the Company's cost structure, as attendance at the national sales conventions increases, as the number of Producers marketing products for the Company increases, and as new products are introduced. This expense increased approximately $859,000, or 91.4%, for the quarter ended June 30, 1999 compared with the quarter ended June 30, 1998, and approximately $1.9 million, or 95.2%, in the first six months of 1999, compared to the same period in 1998. These increases are due primarily to awards of the Company's common stock and additional commissions to wholesalers who recruited and developed Producers who reached certain sales milestones.

     During the second quarter of 1999, the Company recorded $2,022,000 of stock option expense related to stock options that were granted to independent insurance Producers in 1998 and 1999. This charge was a result of the Company's decision to waive the options' vesting provisions, thereby converting the options from "variable" options to "fixed" options pursuant to guidance prescribed in Statement of Financial Accounting Standards No. 123, as interpreted by Emerging Issues Task Force Issue (EITF) 96-18.

     Professional fees increased approximately $149,000, or 50.9%, during the three months ended June 30, 1999 compared with the corresponding period in 1998, and approximately $254,000, or 44.3%, for the six months ended June 30, 1999 compared with the corresponding period in 1998. These increases are primarily the result of consulting fees related to various information systems projects.

     In order to avoid protracted future litigation, the Company's principal subsidiary, LMG, together with American National, entered into an agreement to settle a lawsuit filed in Jefferson County, Alabama, LMG's net cost of the settlement, approximately $1.1 million, was recorded as an expense during the second quarter of 1998. No such settlement occurred during 1999.

     Occupancy expense increased approximately $153,000, or 65.8%, during the second quarter of 1999 compared to the second quarter of 1998, and $297,000, or 62.9%, for the six month period ended June 30, 1999, due primarily to maintenance costs related to additional leased space in Petaluma, California and Rome, Georgia.

Liquidity and Capital Resources
-------------------------------

     Included in investments at March 31, 1999 is $12.0 million representing an equity investment in Indianapolis Life Group of Companies ("Indianapolis Group"), an affiliate of IL Annuity. Management expects that this investment will be returned to LMG during late 1999 pursuant to the terms of the Investment and Funding Agreement between LMG, Indianapolis Group and other parties. If, however, certain events which trigger the return of the investment by year end do not occur, these funds could be invested in Indianapolis Group for up to eight years at a yield to equal that earned by the Indianapolis Group on this investment portfolio.

     On May 7, 1999, the Company and its subsidiaries purchased for $4.3 million the building in Petaluma, California, in which the Company's headquarters were previously located. In conjunction with the building acquisition, the Company paid $2.2 million of the purchase price in cash and entered into a loan payable for the remaining $2.1 million. The loan has a ten year term and is payable in monthly installments plus one balloon payment of approximately $1.8 million, due on May 10, 2009. The loan bears interest at 0.5% per annum above the Prime Rate, as published in the West Coast Edition of the Wall Street Journal. The loan is fully guaranteed by each of the Company's subsidiaries. In addition, the loan agreement contains certain covenants with which the company must comply, including restrictions on indebtedness or investments outside the ordinary cause of business and restrictions on dividends or other changes in the Company's capital structure. Pursuant to the loan agreement, the Company was required to place approximately $650,000 in reserve to cover loan payments in the event of default and to provide for certain repair costs. Management believes that cash and investments on hand, plus cash generated by ongoing operating activities, are adequate to meet the Company's needs for cash, both on a long-term and a short-term basis.

Year 2000
---------

     As the year 2000 approaches, a critical business issue has emerged regarding how existing application software and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to only accommodate a two digit date position which represents the year (e.g., '95 is stored in the system and represents the year 1995). As a result, the year 1999 (i.e.'99) could be the maximum date value these systems will be able to accurately process. Management has developed and fully implemented a plan to insure that the Company will be year 2000 compliant. This plan consisted of the following four stages: (i) conducting an inventory of all hardware, software and support systems; (ii) assessing whether such hardware, software and support systems are year 2000 compliant; (iii) correcting or replacing any non-compliant hardware, software and support systems; and (iv) testing to ensure that all corrections or replacements made pursuant to the third phase of the plan are functioning properly. The four stages of the Company's year 2000 plan have been completed for mission-critical systems. Management is of the opinion that there are no significant barriers to being able to conduct normal business operations during the transition to year 2000 and beyond.

     The Company is also working closely with significant customers and vendors to ensure that their systems will be fully year 2000 compliant. However, there can be no assurance that potential interruptions due to year 2000 would not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The Company invests its cash in a variety of financial instruments, including government agency notes, corporate equity securities and fixed rate corporate obligations. These investments are denominated in U. S. dollars.

         Interest income on the Company's investments is reflected in "Investment Income" in the Company's consolidated financial statements. The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalents and short-term investments, are treated as available-for-sale under SFAS 115.

         Investments in fixed rate interest earning instruments carry a degree of interest rate risk. The fair market value of fixed rate securities may be adversely impacted when interest rates rise. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates.

         The Company's investment securities are held for purposes other than trading. The weighted-average interest rate on investment securities at June 30, 1999 was 5.51%. The fair value of securities held at June 30, 1999 was $20,500,087.

Item 4.  Submission of Matters to a Vote of Security-Holders

         The following matters were submitted to a vote of shareholders of the Company at the Annual Meeting of Shareholders, which was held May 21, 1999. The results of shareholder votes were as follows:


                                                                                                                  Broker
                                                                                 For        Against   Abstain    Non-Votes
                                                                              ---------    --------   -------   ---------
(i)     Election of four Directors to hold office until the Annual Meeting of Shareholders in 2000 and until their successors are duly elected
                Lynda L. Regan                                                18,957,843      9,147
                R. Preston Pitts                                              18,956,719     10,271
                Steven C. Anderson                                            18,957,843      9,147
                Ute Scott-Smith                                               18,956,276     10,714

(ii)    Ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the year ended
        December 31, 1999                                                     18,954,100      3,508     9,382

(iii)   Approval of the Regan Holding Corp. 1998 Stock Option Plan            18,670,889     29,425   265,849         827

(iv)    Approval of the Regan Holding Corp. Producer Stock Award and
        Option Plan                                                           18,668,987     25,227   271,949         827



Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for Directors of the Company.
                          PART II   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Index to Exhibits

         Exhibit 10.1 Amendment Eight to the Marketing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated June, 1999.
         Exhibit 10.2 Amendment Seven to the Insurance Processing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated June, 1999.
         Exhibit 10.3 Amendment Nine to the Marketing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated August, 1999.
         Exhibit 10.4 Amendment Eight to the Insurance Processing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated August, 1999.
         Exhibit 11.1      Computation of Earnings Per Share-Basic
         Exhibit 11.2      Computation of Earnings Per Share-Diluted
         Exhibit 27        Financial Data Schedule

(b)      Reports on Form 8-K

         A report on Form 8-K was filed in April, 1999 to report that, on March 31, 1999, Legacy Marketing Group, a wholly-owned subsidiary of the registrant, acquired 15.4 shares of common stock of Indianapolis Life Group of Companies, Inc. for a total purchase price of $12.0 million.

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                            REGAN HOLDING CORP.



       Date:    August 16, 1999           Signature:  /s/ R. Preston Pitts
                                                     -------------------------
                                                      R. Preston Pitts,
                                                      President &
                                                      Chief Operating Officer




       Date:    August 16, 1999           Signature:  /s/ David A. Skup
                                                     ---------------------------
                                                      David A. Skup,
                                                      Chief Financial Officer