Form 10-Q/A
period 1999-06-30
REGAN HOLDING CORP
filed 1999-09-14
CIK 870069

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q/A


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

10.  Segment information

     The table below presents information about the Company's operating segments:

                                   Legacy             Legacy
                                  Marketing          Financial                           Reconciling
                                    Group          Services, Inc.        Other               Items              Total
                                 -----------       --------------     -----------        ------------        -----------
Net income (loss) for the
three months ended June 30:
     1999                        $ 3,799,007         $ (49,335)       $ 2,178,016        $ (3,605,671)       $ 2,322,017
     1998                        $ 3,127,663         $ (47,229)       $ 3,019,697        $ (3,080,988)       $ 3,019,143

Net income (loss) for the six
 months ended June 30:
      1999                       $ 7,337,209         $(135,299)       $ 4,828,131        $ (6,914,276)       $ 5,115,765
      1998                       $ 4,671,447         $(134,412)       $ 4,424,501        $ (4,536,477)       $ 4,425,059

Total assets at:
    June 30, 1999                $43,888,220         $ 971,060        $30,782,638        $(33,643,118)       $41,998,800
December 31, 1998                $30,087,878         $ 816,741        $27,110,236        $(26,728,842)       $31,286,013

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

Results of Operations
---------------------

     Summary--The Company's net income for the quarter ended June 30, 1999 decreased approximately $697,000 or 23.1%, from the corresponding quarter in 1998 and increased approximately $691,000 or 15.6%, during the six months ended June 30, 1999, compared with the corresponding period in 1998. The increase in the six month period and the decrease in the three month period are due primarily to increases in revenue, net of adjustments to stock options expense, as discussed below.

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

     As a service organization, the Company's primary expenses are salaries and related employee benefits, which increased approximately $1.7 million, or 39.1%, during the three months ended June 30, 1999 compared to the same period in 1998, and approximately $3.7 million, or 48.3%, in the first six months of 1999 compared to the same period in 1998. This increase resulted primarily from an increase in the average number of full-time equivalent employees, which rose to 418 during the quarter ended June 30, 1999, compared with 265 during the quarter ended June 30, 1998. This increase in employment was necessary to accommodate increases in sales volume, as discussed above. Such increases in employment were primarily in operations at lower pay levels. Therefore, salaries and employee benefits did not increase as significantly as the increase in the number of employees.

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

Item 4.  Submission of Matters to a Vote of Security-Holders

         The following matters were submitted to a vote of shareholders of the Company at the Annual Meeting of Shareholders, which was held May 21, 1999. The results of shareholder votes were as follows:


                                                                                           Withheld/
                                                                                 For        Against   Abstain
                                                                              ---------    --------   -------
(i)     Election of four Directors to hold office until the Annual Meeting of Shareholders in 2000 and until their successors are duly elected
                Lynda L. Regan                                                19,698,038      9,441
                R. Preston Pitts                                              19,698,038      9,441
                Steven C. Anderson                                            19,698,038      9,441
                Ute Scott-Smith                                               19,696,471     11,008

(ii)    Ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the year ended
        December 31, 1999                                                     19,694,139      3,883      9,457

(iii)   Approval of the Regan Holding Corp. 1998 Stock Option Plan            18,710,928     31,562  1,063,636

(iv)    Approval of the Regan Holding Corp. Producer Stock Award and
        Option Plan                                                           18,708,749     27,479  1,070,273



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



                                                            REGAN HOLDING CORP.



       Date:    September 13, 1999          Signature:  /s/ R. Preston Pitts
                                                       -------------------------
                                                        R. Preston Pitts,
                                                        President &
                                                        Chief Operating Officer




       Date:    September 13, 1999          Signature:  /s/ David A. Skup
                                                      --------------------------
                                                       David A. Skup,
                                                       Chief Financial Officer