Form 10-Q
period 1999-09-30
REGAN HOLDING CORP
filed 1999-11-15
CIK 870069

United States

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999,

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number 0-4366

Regan Holding Corp.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	68-0211359 (I.R.S. Employer Identification No.)

2090 Marina Avenue, Petaluma, California (Address of principal executive offices)	94954 (Zip Code)

(707) 778-8638

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

      Indicate the number of shares outstanding of the registrant’s common stock, as of October 31, 1999:

Common Stock — Series A	25,755,088
Common Stock — Series B	598,416

FORM 10-Q

PART I.

FINANCIAL INFORMATION

Item  1. Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 1999	December 31, 1998

Assets

Cash and cash equivalents	$2,172,979	$5,916,731

Investments	20,537,119	16,987,628

Accounts receivable	2,184,708	1,704,265

Prepaid expenses	1,014,678	768,913

Income taxes receivable	1,676,243	884,089

Deferred income taxes – current	744,024	359,421

Marketing supplies inventory	714,906	385,616

Total Current Assets	29,044,657	27,006,663

Fixed assets — net	10,838,740	2,982,267

Deferred income taxes – non current	2,414,801	904,974

Software licensing fees	764,064	—

Other assets	1,287,097	392,109

Total Non-Current Assets	15,304,702	4,279,350

Total Assets	$44,349,359	$31,286,013

Liabilities, Redeemable Common Stock, and Shareholders’ Equity
Liabilities

Accounts payable	$374,978	$418,821

Accrued sales convention costs	1,826,005	894,713

Accrued liabilities	3,628,899	4,388,401

Software licensing fees payable	492,500	—

Margin loan payable	1,683,548	—

Total Current Liabilities	8,005,930	5,701,935

Loans payable	2,259,589	132,285

Incentive compensation payable	498,880	530,523

Deferred compensation payable	903,253	—

Total Non-Current Liabilities	3,661,722	662,808

Total Liabilities	11,667,652	6,364,743

Commitments and Contingencies	—	—

Redeemable Common Stock, Series A and B	10,864,710	11,225,431

Shareholders’ Equity

Preferred stock, no par value:
Authorized: 100,000,000 shares

No shares issued or outstanding	—	—

Series A common stock, no par value:

Authorized: 45,000,000 shares Issued and outstanding: 20,809,070 and 20,530,224 shares at September 30, 1999 and December 31, 1998, respectively	3,602,609	3,248,874

Paid-in capital from retirement of common stock	871,540	888,109

Paid-in capital from producer stock options	2,892,000	25,000

Retained earnings	14,966,315	9,587,775

Accumulated other comprehensive income – net	(515,467)	(53,919)

Total Shareholders’ Equity	21,816,997	13,695,839

Total Liabilities, Redeemable Common Stock and Shareholders’ Equity	$44,349,359	$31,286,013

See accompanying notes to consolidated financial statements

REGAN HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

Revenue:

Marketing allowances	$5,369,512	$7,619,535	$21,446,302	$19,299,171

Commissions	3,421,286	3,586,450	12,220,510	9,180,142

Administrative fees	2,041,769	1,798,173	6,674,185	4,872,523

Other operating revenue	174,926	37,567	462,246	194,805

Total Revenue	11,007,493	13,041,725	40,803,243	33,546,641

Expenses:

Salaries and related benefits	5,439,391	4,777,738	16,890,272	12,501,208

Sales promotion and support	1,706,676	2,008,943	5,522,917	3,963,870

Producer stock options	845,000	6,250	2,867,000	18,750

Litigation settlement (Note 3)	—	—	—	1,104,404

Professional fees	645,895	332,168	1,474,687	906,570

Occupancy	515,791	334,254	1,283,934	805,744

Depreciation and amortization	326,451	295,422	1,135,628	724,422

Stationery and supplies	338,968	232,491	693,249	560,691

Courier and postage	245,576	202,118	770,910	515,246

Travel and entertainment	260,466	204,122	511,297	447,504

Equipment	330,145	176,769	769,537	432,154

Insurance	104,070	38,850	313,554	123,491

Other expenses	214,635	33,119	339,622	133,199

Total Expenses	10,973,064	8,642,244	32,572,607	22,237,253

Operating Income	34,429	4,399,481	8,230,636	11,309,388
Other Income

Investment income — net	316,459	332,228	868,921	833,332

Income Before Income Tax	350,888	4,731,709	9,099,557	12,142,720

Provision For Income Taxes	88,113	1,864,576	3,721,017	4,850,528

Net Income	$262,775	$2,867,133	$5,378,540	$7,292,192

Earnings Per Share:

Weighted average shares — basic	26,375,095	26,600,241	26,403,061	26,703,920

Basic earnings per share	$.01	$.11	$.20	$.27

Weighted average shares — diluted	27,724,135	27,263,913	27,759,434	27,090,580

Diluted earnings per share	$.01	$.11	$.19	$.27

See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Paid-in Capital
	Series A Common Stock		from	Paid-in Capital
			Retirement of	from
	Shares	Amount	Common Stock	Producer Options

Balance January 1, 1999	20,530,224	$3,248,874	$888,109	$25,000

Comprehensive Income:

Net income for the nine months ended September 30, 1999

Unrealized losses on investments

Realized losses on sales of investments

Deferred tax on net unrealized losses

Total Comprehensive Income

Redemption and retirement of common stock	(69,788)	(81,455)	(16,569)

Stock awarded to producers	330,634	419,905

Exercise of stock options	18,000	15,285

Producer stock option expense				2,867,000

Balance September 30, 1999	20,809,070	$3,602,609	$871,540	$2,892,000

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income	Total

Balance January 1, 1999	$9,587,775	$(53,919)	$13,695,839

Comprehensive Income:

Net income for the nine months ended September 30, 1999	5,378,540		5,378,540

Unrealized losses on investments		(855,582)	(855,582)

Realized losses on sales of investments		89,628	89,628

Deferred tax on net unrealized losses		304,406	304,406

Total Comprehensive Income			4,916,992

Redemption and retirement of common stock			(98,024)

Stock awarded to producers			419,905

Exercise of stock options			15,285

Producer stock option expense			2,867,000

Balance September 30, 1999	$14,966,315	$(515,467)	$21,816,997

See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,

	1999	1998

Cash flows from operating activities:

Net income	$5,378,540	$7,292,192

Adjustments to reconcile net income to cash provided by operating activities:

Depreciation and amortization of fixed assets	1,081,636	671,665

Amortization of intangible assets	53,992	52,757

Common stock awarded to producers	419,905	—

Producer stock option expense	2,867,000	18,750

Amortization/accretion of investments	(13,561)	(46,765)

Realized losses (gains) on sales of investments	89,628	(14,463)

Changes in assets and liabilities:

Net change in accounts receivable	(480,443)	(660,476)

Net change in prepaid expenses	(245,765)	(25,472)

Net change in income taxes receivable	(792,154)	461,373

Net change in deferred income taxes	(1,590,024)	(342,182)

Net change in marketing supplies inventory	(329,290)	(171,075)

Net change in software licensing fees	(271,564)	—

Net change in accounts payable	(43,843)	42,782

Net change in accrued sales convention costs	931,292	955,810

Net change in accrued liabilities	(759,502)	3,221,252

Net change in other assets and liabilities	572,630	265,551

Net cash provided by operating activities	6,868,477	11,721,699

Cash flows from investing activities:

Purchases of investments	(13,045,133)	(10,049,466)

Proceeds from sales and maturities of investments	8,653,621	2,802,196

Purchases of fixed assets	(8,938,109)	(1,300,432)

Payments for organization costs	—	(17,806)

Net cash used in investing activities	(13,329,621)	(8,565,508)

Cash flows from financing activities:

Proceeds from notes payable	4,132,500	—

Repayments of notes payable	(321,648)	—

Payment for building loan reserve	(650,000)	—

Payments for redemption and retirement of common stock	(458,745)	(266,537)

Proceeds from stock option exercises	15,285	—

Net cash provided by (used in) financing activities	2,717,392	(266,537)

Increase (decrease) in cash and cash equivalents	(3,743,752)	2,889,654

Cash and cash equivalents, beginning of period	5,916,731	5,194,332

Cash and cash equivalents, end of period	$2,172,979	$8,083,986

See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Financial Information

      The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles and include the accounts of Regan Holding Corp. (the “Company”) and its wholly-owned subsidiaries, Legacy Marketing Group (“LMG”), Legacy Financial Services, Inc., Legacy Advisory Services, Inc., Legacy Reinsurance Company, and LifeSurance Corporation. All intercompany transactions have been eliminated.

      The statements are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The consolidated balance sheet data at December 31, 1998 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year. Users of these financial statements are encouraged to refer to the Annual Report on Form 10-K for the year ended December 31, 1998 for additional disclosure.

2.  Building Purchase and Loan

      On May 7, 1999, the Company purchased for $4.3 million the building in Petaluma, California, in which the Company’s headquarters were formerly located. In conjunction with the building acquisition, the Company paid $2.2 million of the purchase price in cash and entered into a loan payable for the remaining $2.1 million. The loan has a ten year term and is payable in monthly installments plus one balloon payment of approximately $1.8 million, due on May 10, 2009. The loan bears interest at 0.5% per annum above the Prime Rate, as published in the West Coast Edition of the Wall Street Journal. The loan is fully guaranteed by each of the Company’s subsidiaries. In addition, the loan agreement contains certain covenants with which the Company must comply, including restrictions on indebtedness or investments outside the ordinary course of business and restrictions on dividends or other changes in the Company’s capital structure. One of the covenants requires management to obtain lender approval prior to repurchasing non-redeemable common stock. The Lender has waived this covenant through September 30, 2000, provided that such voluntary repurchases do not exceed $125,000 per quarter. Pursuant to the loan agreement, the Company was also required to place approximately $650,000 in reserve to cover loan payments in the event of default and to provide for certain repair costs. Such reserved amounts are classified as Other Assets in the accompanying consolidated financial statements.

      Aggregate principal payments for the five years subsequent to September 30, 1999 are as follows:

Year	Principal

Three months ended December 31, 1999	$6,450

Year ended December 31, 2000	$27,166

Year ended December 31, 2001	$29,509

Year ended December 31, 2002	$32,053

Year ended December 31, 2003	$34,817

Thereafter	$1,997,309

REGAN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Internal Use Software

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 provides guidance on determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. During the three months ended September 30, 1999, the Company capitalized $697,930 in salaries and $343,640 in consulting fees in accordance with SOP 98-1. Such amounts are reflected as Fixed Assets in the accompanying consolidated financial statements and are being amortized on a straight-line basis over the estimated useful lives of each software project.

4.  Software Licensing Fees

      In March 1999, LMG entered into a license agreement with a software vendor (the “Agreement”), pursuant to which LMG has the non-exclusive right to use certain computer software programs in administering policies on behalf of the carriers with whom the Company contracts. For this right, LMG incurred an initial licensing fee of $800,000, of which $200,000 was paid in April 1999 and $107,500 was paid in September 1999. The balance is due in March 2000. In addition, LMG agreed to pay licensing charges of $8,333 per month, increasing each year to $22,667 per month during the eighth year, plus cost of living adjustments each year. The term of the Agreement extends through March 2007, but may be terminated by LMG with six months written notice after March 2004. The $800,000 initial licensing fee has been recorded as Software Licensing Fees, net of amortization. The unpaid portion of the initial licensing fee payable, equal to $492,500, has been recorded as Software Licensing Fees Payable. The monthly licensing fees are being expensed as incurred.

5.  Margin Loan Payable

      During the third quarter of 1999, the Company obtained a margin loan in the amount of $2,000,000 from its investment broker. The margin loan is payable upon demand, but is expected to be repaid with dividends and interest earned on the underlying investments. The loan bears interest at  1/2% above the Call Rate, as published in the Wall Street Journal and is collateralized by the Company’s investment portfolio. As of September 30, 1999, $1,683,548 remained payable under this arrangement.

6.  Deferred Compensation Payable

      During 1999, $758,752 in commissions were deferred by producers under the Regan Holding Corp. Producer Commission Deferral Plan and $114,710 in compensation was deferred by key employees under the Regan Holding Corp. Key Employee Deferred Compensation Plan. Such amounts have been recorded as a liability in the accompanying consolidated financial statements, plus Company matching contributions of $36,902 and net of accumulated losses of $7,111.

REGAN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Redeemable Common Stock

      The Company is obligated to repurchase certain of its shares of common stock pursuant to various agreements under which the common stock was issued. During the nine months ended September 30, 1999, redeemable common stock was redeemed and retired as follows:

	Series A Redeemable		Series B Redeemable		Total Redeemable
	Common Stock		Common Stock		Common Stock

		Carrying		Carrying		Carrying
	Shares	Amount	Shares	Amount	Shares	Amount

Balance January 1, 1999	5,171,447	$9,428,047	599,128	$1,797,384	5,770,575	$11,225,431

Redemption and retirement of common stock	(212,429)	(358,585)	(712)	(2,136)	(213,141)	(360,721)

Balance September 30, 1999	4,959,018	$9,069,462	598,416	$1,795,248	5,557,434	$10,864,710

8.  Stock Option Expense

      During the second quarter of 1999, the Company recorded $2,022,000 of expense related to stock options that were granted to independent insurance producers in 1998 and 1999. During the third quarter of 1999, this expense was increased by $845,000 for changes in estimates related to the Company’s estimated fair value of the options. These charges were a result of the Company’s decision to waive the options’ vesting provisions, thereby converting the options from “variable” options to “fixed” options pursuant to guidance prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as interpreted by Emerging Issues Task Force Issue 96-18. These charges reflect a re-measurement of the options based upon management’s best estimate of the fair value of the options at the date the vesting provisions were waived. The fair value of the options was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates ranging from 5.29% to 6.02%, expected volatility ranging from 27.71% to 39.51%; and expected lives ranging from 1 to 5 years. A dividend yield assumption was not applicable, as the Company’s stock is not publicly traded nor does the Company pay dividends.

9.  Amendments to Marketing and Insurance Processing Agreements

      In October 1999, LMG and American National amended the terms of the Marketing Agreement and the Insurance Processing Agreement to extend the terms to January 31, 2000. In addition, the Insurance Processing Agreement was amended with respect to various policy administration matters. LMG and American National are in the process of negotiating a five year extension for both agreements.

REGAN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Segment Information

      The table below presents information about the Company’s operating segments:

	Legacy	Legacy
	Marketing	Financial
	Group	Services, Inc.	Other	Total

Nine months ended September 30, 1999:

Total revenue	$39,413,147	$1,170,701	$219,395	$40,803,243

Total expenses	25,140,286	1,071,868	6,360,453	32,572,607

Operating income (loss)	14,272,861	98,833	(6,141,058)	8,230,636

Other income	868,921	—	—	868,921

Income (loss) before tax	15,141,782	98,833	(6,141,058)	9,099,557

Tax provision (benefit)	5,634,834	(58,855)	(1,854,962)	3,721,017

Net income (loss)	$9,506,948	$157,688	$(4,286,096)	$5,378,540

Nine months ended September 30, 1998:

Total revenue	$32,951,440	$595,919	$(718)	$33,546,641

Total expenses	20,082,505	616,814	1,537,934	22,237,253

Operating income (loss)	12,868,935	(20,895)	(1,538,652)	11,309,388

Other income	833,332	—	—	833,332

Income (loss) before tax	13,702,267	(20,895)	(1,538,652)	12,142,720

Tax provision (benefit)	5,068,652	(94,268)	(123,856)	4,850,528

Net income (loss)	$8,633,615	$73,373	$(1,414,796)	$7,292,192

Total Assets:

September 30, 1999	$25,490,782	$1,290,377	$17,568,200	$44,349,359

December 30, 1998	$21,777,580	$823,714	$8,684,719	$31,286,013

      “Other” segments above include Regan Holding Corp. (stand-alone) and its remaining subsidiaries, Legacy Advisory Services, Inc., Legacy Reinsurance Company and LifeSurance Corporation. Such entities’ operations do not currently factor significantly into management decision making and, accordingly, were not separated for purposes of this disclosure.

11.  Reclassifications

      Certain amounts in the 1998 consolidated financial statements have been reclassified to conform with 1999 classifications. Such reclassifications had no impact on net income or retained earnings.

12.  Concentration of Risk

      At September 30, 1999, the Company’s investment portfolio included a $12 million investment in Indianapolis Life Group of Companies (“Indianapolis Group”), an affiliate of IL Annuity, which represents 27.1% of the Company’s total assets.

Item  2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

      Except for historical information contained herein, certain of the matters discussed in this Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” involve certain risks and uncertainties. All forecasts and projections in this report are “forward-looking statements” and are based on management’s current expectations of the Company’s near-term results, based on current information available. Actual results could differ materially.

Results of Operations

  Summary

      The Company’s net income for the quarter ended September 30, 1999 decreased approximately $2.6 million, or 90.8%, from the corresponding quarter in 1998 and decreased approximately $1.9 million, or 26.2%, during the nine months ended September 30, 1999, compared with the corresponding period in 1998. The decrease between the three month periods is due primarily to decreases in revenue and increases in expenses, as discussed below. The decrease between nine month periods is due primarily to increases in expenses net of increases in revenue, as discussed below.

  Revenue

      The Company’s major sources of operating revenue are marketing allowances, commission overrides and administrative fees from sales and administration of annuity and life insurance products on behalf of American National Insurance Company (“American National”), IL Annuity and Insurance Company (“IL Annuity”), and Transamerica Life Insurance and Annuity Company (“Transamerica”), each of which is an unaffiliated insurance company (collectively referred to herein as the “Carriers”). Levels of marketing allowances and commission overrides are directly related to, and increase with, the volume of sales of such products. Administrative fees are a function not only of product sales, but also administration of policies inforce and producer appointments. Total operating revenue decreased $2.0 million, or 15.6%, during the three months ended September 30, 1999, compared to the three months ended September 30, 1998. For the nine months ended September 30, 1999, total operating revenue increased $7.3 million, or 21.6%, over the corresponding nine month period in 1998.

      Marketing allowances and commission revenue, combined, decreased approximately $2.4 million, or 21.6%, in the third quarter of 1999, compared to the third quarter of 1998. Such allowances and commissions increased approximately $5.2 million, or 18.2%, for the nine months ended September 30, 1999, compared with the nine months ended September 30, 1998. These fluctuations are due primarily to changes in the volume of sales by the Company’s distribution network on behalf of the Carriers. Premium placed inforce for the Carriers totaled approximately $338.9 million and $1.4 billion during the three months and nine months ended September 30, 1999, respectively, compared to $484.7 million and $1.2 billion during the same periods in 1998, representing a 30.1% decrease for the third quarter and a 12.3% increase for the nine months ended September 30, 1999. Also contributing to the increase in operating revenue during the first nine months of 1999, and offsetting the decrease between quarters, was a shift in sales mix to sales of products which yield higher marketing allowances and commission income.

      Although premium placed inforce, and the resulting Company’s revenues, increased between the nine month periods, third quarter premium and revenue decreased significantly from prior quarters. Preliminary marketing statistics indicate that the decreased sales levels will likely continue through the fourth quarter of 1999. This trend is attributable to higher interest rates negatively affecting bond values which resulted in lower sales of annuity products that are indexed to bond performance.

Management believes that this downward trend is temporary. However, there can be no assurance as to when or if this trend will reverse.

      Approximately 15.3% of the Company’s operating revenue during the three months ended September 30, 1999 and 29.4% during the nine months ended September 30, 1999 was generated by LMG through sales of the VisionMark Annuity on behalf of IL Annuity. The current reinsurer of this product has informed LMG that it will not reinsure this product beyond December 31, 1999. Management is currently working to replace the VisionMark product with the VisionMark II annuity, which will be reinsured by another carrier and which has been approved for sale in several states. However, approximately 13.6% of the Company’s revenue during the three months ended September 30, 1999 and 14.1% during the nine months ended September 30, 1999 was generated by sales of the original VisionMark in Texas and Washington where the VisionMark II is not yet approved for sale. Management believes that the VisionMark II will be approved in Texas and Washington before December 31, 1999 or that reinsurance of the original VisionMark will be extended until state approval is obtained. However, if neither of these events occur, the Company’s revenue could be adversely affected beginning the first quarter of 2000.

      Administrative fees increased approximately $244,000, or 13.5%, in the third quarter of 1999, compared to the same period in 1998. For the nine months ended September 30, 1999, administrative fees increased approximately $1.8 million, or 37.0%, over the corresponding period in 1998. The increase between quarters is attributable to increases in maintenance fees, which is related to increases in the cummulative number of policies administered. This increase is offset by decreases in issuance fees, resulting from a decrease in the number of policies sold. The increase between nine month periods is due primarily to increases in the number of policies sold and administered during the period.

      During the three months ended September 30, 1999, 11.3%, 71.2%, 10.9% of the Company’s total revenue resulted from agreements with American National, IL Annuity, and Transamerica, respectively, compared to 9.6%, 86.2%, and 1.0% from American National, IL Annuity, and Transamerica, respectively, during the three months ended September 30, 1998. During the nine months ended September 30, 1999, 10.1%, 76.4%, 9.3% of the Company’s total revenue resulted from agreements with American National, IL Annuity, and Transamerica, respectively, compared with 13.4%, 83.3%, and 0.3% from American National, IL Annuity, and Transamerica, respectively, during the nine months ended September 30, 1998. Sales and administration of Transamerica products began during the third quarter of 1998.

  Expenses

      Total expenses increased approximately $2.3 million, or 27.0%, during the three months ended September 30, 1999, compared to the three months ended September 30, 1998, and $10.3 million, or 46.5%, during the nine months ended September 30, 1999, compared to the corresponding nine months of 1998. These increases are attributable primarily to increases in compensation, sales promotion and support and stock option expense, as discussed below.

      As a service organization, the Company’s primary expenses are salaries and related employee benefits, which increased approximately $662,000, or 13.8%, during the three months ended September 30, 1999, compared to the same period in 1998, and approximately $4.4 million, or 35.1%, in the first nine months of 1999 compared to the same period in 1998. These increases resulted primarily from increases in the average number of full-time equivalent employees, which rose to 465 during the quarter ended September 30, 1999, compared with 324 during the quarter ended September 30, 1998, a 43.5% increase, and rose to 422 during the nine months ended September 30, 1999, compared with 278 during the nine months ended September 30, 1998, a 51.8% increase. Such increases in employment were primarily in operations at lower pay levels. Therefore, salaries and employee benefits did not increase as significantly as the increase in the number of employees. The increases in employment were necessary to accommodate actual and anticipated increases in sales volume. Also offsetting the increase between quarters was the capitalization of approximately $698,000 of salaries related to software development, in accordance with The American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.”

      Sales promotion and support expense consists primarily of costs related to the Company’s annual national sales conventions, incentives paid to the Company’s higher-level producers for recruitment and development of additional producers, and costs relating to various sales meetings and training activities. Also included in sales promotion and support expense is the cost of designing and printing sales brochures for use by producers. It is expected that these expenses will continue to be a major element of the Company’s cost structure, as attendance at the national sales conventions increases, as the number of producers marketing products for the Company increases, and as new products are introduced. This expense decreased approximately $302,000, or 15.1%, for the quarter ended September 30, 1999, compared with the quarter ended September 30, 1998, and increased approximately $1.6 million, or 39.3%, in the first nine months of 1999, compared to the same period in 1998. These fluctuations are due primarily to timing of awards of the Company’s common stock to producers who recruited and developed other producers who reached certain sales milestones and payments of additional commissions to producers, both of which correspond with fluctuations in sales volume.

      During the second quarter of 1999, the Company recorded $2,022,000 of stock option expense related to stock options that were granted to independent insurance Producers in 1998 and 1999. During the third quarter of 1999, this expense was increased by $845,000 for changes in estimate related to the Company’s estimated fair value of the options. These charges were a result of the Company’s decision to waive the options’ vesting provisions, thereby converting the options from “variable” options to “fixed” options pursuant to guidance prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as interpreted by Emerging Issues Task Force Issue 96-18. Management anticipates granting a significant number of options to producers in late 1999 or early 2000. The exact number of options to be granted will be based on individual producer sales levels. As a result, additional option expense will be recorded at the grant date in accordance with SFAS No. 123.

      In 1998, in order to avoid protracted future litigation, the Company’s principal subsidiary, LMG, together with American National, entered into an agreement to settle a lawsuit filed in Jefferson County, Alabama. LMG’s net cost of the settlement, approximately $1.1 million, was recorded as an expense during the second quarter of 1998. No such settlement occurred during 1999.

      Professional fees increased approximately $314,000, or 94.4%, during the three months ended September 30, 1999, compared with the corresponding period in 1998, and approximately $568,000, or 62.7%, for the nine months ended September 30, 1999, compared with the corresponding period in 1998. These increases are primarily the result of consulting fees related to various information systems and marketing projects and legal fees related to filing new products in various states.

      Occupancy expense increased approximately $182,000, or 54.3%, during the third quarter of 1999 compared to the third quarter of 1998, and $478,000, or 59.3%, for the nine month period ended September 30, 1999, due primarily to maintenance costs related to additional leased space in Petaluma, California, and Rome, Georgia.

Liquidity and Capital Resources

      Included in investments at September 30, 1999 is a $12.0 million investment in Indianapolis Life Group of Companies (“Indianapolis Group”), an affiliate of IL Annuity. Management expects that this investment will be returned to LMG during late 1999 pursuant to the terms of the Investment and Funding Agreement between LMG, Indianapolis Group and other parties. If, however, certain events which trigger the return of the investment do not occur, these funds could be invested in Indianapolis Group for up to eight years at a yield to equal that earned by the Indianapolis Group on this investment portfolio.

      On May 7, 1999, the Company and its subsidiaries purchased for $4.3 million the building in Petaluma, California, in which the Company’s headquarters were previously located. In conjunction with the building acquisition, the Company paid $2.2 million of the purchase price in cash and entered into a loan payable for the remaining $2.1 million. The loan has a ten year term and is payable in monthly installments plus one balloon payment of approximately $1.8 million, due on May 10, 2009. The loan bears interest at 0.5% per annum above the Prime Rate, as published in the West Coast Edition of the Wall Street Journal. Pursuant to the loan agreement, the Company was required to place approximately $650,000 in reserve to cover loan payments in the event of default and to provide for certain repair costs.

      Management believes that cash and investments on hand, plus cash generated by ongoing operating activities, are adequate to meet the Company’s needs for cash, both on a long-term and a short-term basis.

Year 2000

      As the year 2000 approaches, a critical business issue has emerged regarding how existing application software and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to only accommodate a two digit date position which represents the year (e.g., ‘95 is stored in the system and represents the year 1995). As a result, the year 1999 (i.e., ‘99) could be the maximum date value these systems will be able to accurately process. Management has developed and fully implemented a plan to insure that the Company will be year 2000 compliant. This plan consisted of the following four stages: (i) conducting an inventory of all hardware, software and support systems; (ii) assessing whether such hardware, software and support systems are year 2000 compliant; (iii) correcting or replacing any non-compliant hardware, software and support systems; and (iv) testing to ensure that all corrections or replacements made pursuant to the third phase of the plan are functioning properly. The four stages of the Company’s year 2000 plan have been completed for mission-critical systems. Management is of the opinion that there are no significant barriers to being able to conduct normal business operations during the transition to year 2000 and beyond.

      The Company is also working closely with significant customers and vendors to ensure that their systems will be fully year 2000 compliant. However, there can be no assurance that potential interruptions due to year 2000 would not have a material adverse effect on the Company’s business, financial condition, results of operations and business prospects.

Item  3. Quantitative and Qualitative Disclosure About Market Risk

      The Company invests its cash in a variety of financial instruments, including government agency notes, corporate equity securities and fixed income corporate obligations. These investments are denominated in U. S. dollars.

      Interest income on the Company’s investments is reflected in “Investment Income” in the Company’s consolidated financial statements. The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

      Investments in fixed income instruments carry a degree of market risk. Market risk represents the potential for loss due to adverse changes in the fair value of financial investments. The market risks faced by the Company relate primarily to its investment portfolio, which exposes the Company to risks related to interest rates and, to a lesser extent, credit quality and equity prices.

      Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The following table provides information about the Company’s fixed income investments, which are sensitive to changes in interest rates. Listed are cash flows from principal amounts and related weighted average interest rates by expected maturity dates for fixed income investments held at September 30, 1999 and December 31, 1998. No maturities are expected in the year 2000. Actual cash flows could differ from expected amounts.

						Total

							Estimated
						Amortized	Market
	1999	2001	2002	2003	Thereafter	Cost	Value

September 30, 1999:

Fixed maturities	$12,000,000	$—	$—	$499,204	$4,855,948	$17,355,152	$17,983,787

Average interest rate	5.00%	—	—	5.32%	6.53%

December 31, 1998:

Fixed maturities	$—	$501,654	$1,004,337	$996,676	$7,411,305	$9,913,972	$10,449,800

Average interest rate	—	6.67%	6.81%	3.30%	4.04%

Mortgage-backed securities	—	—	—	—	$1,524,500	$1,524,500	$1,523,415

Average interest rate	—	—	—	—	5.67%

      The Company invests in marketable securities which are predominately investment grade. As a result, management believes that the Company has minimal exposure to credit risk.

      Equity price risk is the potential loss arising from changes in the value of equity securities. In general, equity securities have more year-to-year price variability than intermediate term high grade bonds. However, returns over longer time frames have been consistently higher. The Company’s equity securities are high quality and readily marketable. The original cost and fair values of the Company’s marketable equity securities are shown below:

	Original Cost	Fair Value

September 30, 1999	$3,124,932	$2,553,332

December 31, 1998	$5,139,732	$5,014,413

      All of the above risks are monitored on an ongoing basis. A combination of in-house review and consultation with external experts is used to analyze individual securities, as well as the entire portfolio.

PART II. OTHER INFORMATION

Item  6. Exhibits and Reports on Form 8-K

      (a)  Index to Exhibits

Exhibit 10.1	Amendment Ten to the Marketing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated October 1, 1999.
Exhibit 10.2	Amendment Nine to the Insurance Processing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated October 1, 1999.
Exhibit 11.1	Computation of Earnings Per Share-Basic
Exhibit 11.2	Computation of Earnings Per Share-Diluted
Exhibit 27	Financial Data Schedule

      (b)  Reports on Form 8-K.

      No reports on Form 8-K were filed during the third quarter of 1999.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 1999

REGAN HOLDING CORP.

/s/ R. PRESTON PITTS _________________________________________ R. Preston Pitts
President & Chief Operating Officer

/s/ DAVID A. SKUP _________________________________________ David A. Skup,
Chief Financial Officer