Form 10-K405
period 1999-12-31
REGAN HOLDING CORP
filed 2000-03-30
CIK 870069

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended DECEMBER 31, 1999, or
                              -----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

            For the transition period from _____________ to ____________

                          Commission file number 0-4366
                                                 ------

                               REGAN HOLDING CORP.
                               -------------------
             (Exact Name of Registrant as Specified in Its Charter)

                CALIFORNIA                                   68-0211359
                ----------                                   ----------
      (State or Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                     Identification No.)

  2090 MARINA AVENUE PETALUMA, CALIFORNIA                       94954
  ---------------------------------------                       -----
 (Address of Principal Executive Offices)                    (Zip Code)

                                 (707) 778-8638
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                           Securities registered under
                       Section 12(g) of the Exchange Act:

                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (Title of Class)

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

                                  $24,780,201

     There is currently no trading market for the registrant's stock. Accordingly, the foregoing is as of March 15, 2000 and is based on the price at which the registrant has repurchased its stock during the 60 days prior to the date of filing.

                          Index to Exhibits on Page 40

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.


                             Yes           No
                                 --------     -------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 29, 2000, including redeemable common stock:

       COMMON STOCK-SERIES A                           25,745,709
       COMMON STOCK-SERIES B                              589,757

                       DOCUMENTS INCORPORATED BY REFERENCE

     The issuer's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2000, is incorporated by reference into Part III of this document.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties that could cause actual results to differ materially.

     Regan Holding Corp. (the "Company"), is a California Corporation that is primarily engaged, through its wholly-owned subsidiary Legacy Marketing Group ("LMG"), in the design, marketing and administration of life insurance and annuity products. Through LMG, the Company has entered into marketing agreements (the "Marketing Agreements") with American National Insurance Company ("American National"), IL Annuity and Insurance Company ("IL Annuity"), and Transamerica Life Insurance and Annuity Company ("Transamerica"), each of which is an unaffiliated company (collectively referred to herein as the "Carriers"). American National has over $1.7 billion in capital and surplus and is rated "A+" by A. M. Best. IL Annuity has $60.0 million in capital and surplus and is rated "A" by A.M. Best. Transamerica has over $830.0 million in capital and surplus and is rated "A+" by A.M. Best. The Company currently markets policies written in the District of Columbia and in each state of the United States except Alabama and New York.

     The Marketing Agreements grant LMG the exclusive right to market certain annuity and life insurance products issued by the Carriers (the "Policies"). Under the terms of the Marketing Agreements, LMG is responsible for the recruiting, appointing and training of producers who contract with LMG to sell the Policies. For these services, the Carriers pay LMG marketing allowances and commissions based on the volume of premiums from Policies sold. The Carriers are also responsible for the funding of commissions paid to producers for sales of Policies. LMG may, in its discretion, elect to pay commissions to producers in addition to those paid by the Carriers.

     The Company currently markets the Policies through a network consisting of approximately 19,400 producers, of whom approximately 5,200 generated business during 1999. Each of these producers has entered into a producer agreement with LMG pursuant to which the services of the producer are provided on a non-exclusive basis. These agreements may be terminated immediately by either the producer or LMG, with or without cause.

     LMG's sales network is built on a multi-level structure, pursuant to which producers may recruit other producers. Recruited producers are referred to as "downline" producers within the recruiting producer's "downline network." Recruited producers may also recruit other producers, creating a hierarchy under the original recruiting producer. The producer contract contains a nine-level "open book" design in which a producer may advance from one level to the next based on his or her commission level and the size of his or her downline network. As a producer advances within the system, the producer receives higher commissions on sales made by the producer and the producer's downline network. LMG's multi-level structure creates a financial incentive for producers to build a hierarchy, or downline network, of producers, thereby contributing to their own financial growth and to the growth of LMG. Advancements to higher levels can occur as often as every three months. Producers at the highest levels are considered "wholesalers."

     LMG provides tools and services that assist wholesalers with recruiting, training and support responsibilities associated with the producers in their downline network. In addition, LMG assists producers with programs designed to increase their sales and better serve their clients. Recruiting and training programs include visual presentations, product videos and seminars, advertising material guidelines and sales flip charts. LMG also generates product information, sales brochures, and recruiting material. In addition, LMG designs advanced estate planning concepts, pursuant to which clients of producers benefit from tax and legal advantages through purchase of the Policies.

     In addition to Policy marketing and administration, LMG assists the Carriers in Policy design and development. LMG's marketing and actuarial departments work with the Carriers to design proprietary annuity and life insurance products to be marketed by LMG. Most products marketed by LMG include certain guarantees for the benefit of policyholders, known as LMG's Cornerstone Guarantees, which are designed to be unique in the insurance marketplace. LMG's Cornerstone Guarantees generally include: (i) a contractually guaranteed maximum administrative fee; (ii) multiple crediting rate options; and (iii) life insurance products providing a guarantee that changes in the cost of insurance will result solely from changes in the Policies' future experience factors.

     LMG has also entered into Administrative Agreements (the "Administrative Agreements") with each of the Carriers pursuant to which LMG provides clerical, administrative and accounting services with respect to the Policies. Such services include billing, collecting and remitting cash on the Policies. However, all cash receipts are deposited into accounts maintained by the Carriers and all cash remitted by the Carriers to either policyholders or LMG is paid from accounts maintained by the Carriers. For providing such services, LMG is paid on a per transaction basis with the amount of the fee depending on the type of policy and type of service. Historically, all administrative services with respect to Policies were performed at the Company's headquarters in Petaluma, California. However, during 1998, LMG began performing administrative services with respect to certain annuity Policies at facilities located in Rome, Georgia.

     Until the third quarter of 1998, American National and IL Annuity were the only insurance companies for which LMG marketed and administered insurance products. During the third quarter of 1998, LMG began marketing and administering insurance products for Transamerica. Approximately 36.2% and 57.0% of the Company's total consolidated revenue during 1997 resulted from agreements with American National and IL Annuity, respectively. Approximately 12.7%, 79.9%, and 1.7% of the Company's total consolidated revenue resulted from agreements with American National, IL Annuity, and Transamerica during 1998, respectively, and 10.5%, 73.5%, and 11.3% during 1999, respectively.

     Neither the Marketing Agreements nor the Administrative Agreements prevent LMG from entering into similar arrangements with other insurance companies. However, the Marketing Agreements prevent LMG from marketing products with other carriers which are similar, in the case of American National and IL Annuity, or the same, in the case of Transamerica, to those being offered under the respective Marketing Agreements. In addition, under the terms of the Marketing Agreements with American National and IL Annuity, LMG is obligated to give American National and IL Annuity the opportunity to participate in the marketing of any new products developed by LMG.

     The Marketing and Administrative Agreements with American National and IL Annuity expire on April 30, 2000, and December 31, 2005, respectively, but may be renewed by mutual agreement for successive one year terms. These Agreements may be terminated by either party upon 180 days notice without cause, and may be terminated by either party immediately for cause. In addition, the Marketing Agreements with American National and with IL Annuity will terminate automatically at the end of any calendar quarter upon failure of LMG to meet certain quarterly minimum production requirements for two successive calendar quarters. The Company is currently negotiating with American National to renew the Marketing and Administrative Agreements. Management expects that new agreements will be signed during the second quarter of 2000. The Marketing and Administrative Agreements with Transamerica do not have fixed terms but may be terminated by either party upon twelve months notice without cause, and may be terminated by either party immediately for cause.

     In February of 2000, LMG entered into an Agency Agreement with Bankers United Life Assurance Company ("Bankers") pursuant to which LMG is authorized to solicit, through its network of independent insurance producers, sales of long-term care products offered by Bankers. For this solicitation, LMG will receive commissions based on the volume of premiums sold. The Agency Agreement may be terminated by either party with 15 days notice without cause, and may be terminated by either party immediately for cause. LMG is currently working to become licensed in several states to sell long-term care products. Accordingly, no sales of long-term care products have occurred to date.

     Through its wholly-owned broker-dealer subsidiary, Legacy Financial Services, Inc. ("LFS"), the Company engages in the offering and sale of variable annuity and life insurance products, mutual funds and debt and equity securities on a fully disclosed basis. LFS has entered into agreements (the "Agreements") with various entities pursuant to which LFS has non-exclusive rights to solicit sales of investment products offered by such entities through its network of independent representatives and to provide certain marketing and administrative services in order to facilitate sales of such products. Under the Agreements, the Company is compensated based upon pre-determined percentages of production. The Agreements may be terminated by any party upon 30 days written notice. During 1999, approximately 3.4% of the Company's consolidated revenues were generated by LFS.

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

     Legacy Advisory Services, Inc. ("LAS") is a wholly-owned subsidiary of the Company, incorporated in the State of California for the purpose of operating as an "investment advisor," as defined by and regulated pursuant to the Investment Advisors Act of 1940. LAS is registered with the Securities and Exchange Commission (the "SEC") and began limited operations during 1999.

     Legacy Reinsurance Company ("LegacyRe")is a wholly-owned subsidiary of the Company, incorporated in the State of Arizona. The Company is in the process of obtaining approval from the Arizona Department of Insurance for LegacyRe to engage in the reinsurance business. Accordingly, LegacyRe has conducted no business to date. Upon receipt of approval from the Arizona Department of Insurance, LegacyRe may enter into one or more reinsurance agreements with insurance carriers to reinsure life insurance and annuity products.

Competitive Business Conditions

     The life insurance and annuity business is highly competitive. The Company faces competition from various companies and organizations, including banks, securities brokerage firms, investment advisors and other financial intermediaries marketing insurance products, annuities, mutual funds, and other retirement oriented products. Some of these competitors have substantially greater assets, financial resources and market acceptance than LMG. In addition, the recent enactment of the Gramm-Leach-Bliley Act which reduced previously existing Federal restrictions on combinations of banks, insurance companies, and insurance agents, may increase the number and strength of potential competitors. The Company's distribution system relies on independent insurance producers to effectively market its products competitively. Maintaining relationships with producers requires introducing new products to the market in an efficient and timely manner, offering competitive commission schedules, and providing superior marketing training and support.

Regulatory Environment

     LMG, or a licensed individual acting on behalf of LMG (in the states that do not permit the licensing of corporations), is licensed or is currently seeking licensure as an insurance agent and/or third party administrator in all states that require such licensure. As a result of being licensed as an insurance agency, LMG's operations are subject to regulation, including its sales practices, fiduciary responsibilities and familiarity with pertinent statutes and regulations. As a result of being licensed as a third party administrator, LMG is subject to regulation regarding maintenance of records, settlement and payment of claims, underwriting services or standards, disclosure of the administrator's capacity, payment of fees or charges and other fiduciary duties.

     Increased national attention has resulted in examination by the National Association of Insurance Commissioners and state insurance departments of existing laws and regulations affecting insurance companies, especially those laws and regulations involving insurance company solvency, fair and ethical marketing practices, and investment policies. The Company has responded to this increased scrutiny by instituting strict advertising guidelines, generating consistent marketing materials and testimonies addressing appropriate marketing practices, and including this topic in its bi-annual wholesaler meetings. Although the Company, itself, is not an insurance company, changes in the regulatory environment which affect the insurance companies with which it contracts can impact its operations.

     LFS is registered as a broker-dealer with, and is subject to regulation by, the SEC and the National Association of Securities Dealers, Inc. (the "NASD"). As a result of federal and state broker-dealer registration and self regulatory organization ("SRO") memberships, LFS is subject to regulation which covers many aspects of its securities business. Such regulation covers matters including capital requirements, record-keeping and reporting requirements, supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent the improper trading on material non-public information, employee-related matters, including qualification and licensing of supervisory and sales personnel, and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation, including "suitability" determinations as to customer transactions, limitations in the amounts that may be charged to customers, and correspondence with customers. LFS is currently in compliance with all applicable capital and other regulatory requirements.

     Compliance with many of the regulations applicable to the Company or its subsidiaries involves a number of risks, particularly because regulations in a number of areas may be subject to varying interpretation. Regulators make periodic examinations and review annual, monthly and other periodic reports on the Company's operations and financial condition. In the event of a violation of, or non-compliance with, any applicable law or regulation, governmental regulators, SROs , and other regulators may institute administrative or judicial proceedings that may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), criminal penalties, the issuance of cease-and-desist orders, the deregistration or suspension of a non-compliant broker-dealer, the suspension of disqualification of a broker-dealer's officers or employees, and other adverse consequences. Such violations or non-compliance could also subject the Company and/or its employees to civil actions by private persons. Any governmental, SRO or private proceeding alleging violation of, or non-compliance with, laws and regulations applicable to the Company or its subsidiaries could have a material adverse effect upon the Company's business, financial condition, results of operations and business prospects.

     As of March 15, 2000, the Company had approximately 507 full-time equivalent employees. None of the employees of the Company are covered by a collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

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

ITEM 2. PROPERTY

     The Company currently leases approximately 72,000 square feet of office space in Petaluma, California, at which the Company's headquarters are located. This lease expires in April 2009, subject to extension at the option of the Company for two additional terms of five years each.

     In March 1999, the Company purchased a building in Petaluma, California, which previously housed the Company's headquarters for $4.3 million. The building consists of approximately 53,700 total square feet of useable office and warehouse space. Approximately 13,700 square feet of the newly purchased building is currently used for LFS operations and training facilities for the Company's employees. The remaining approximate 40,000 square feet is leased to unrelated parties. The Company also leases approximately 5,700 square feet of warehouse space in Petaluma, California.

     In addition, the Company leases 18,200 square feet of office space in Des Moines, Iowa, expiring in October 2004, and leases 30,500 square feet of office space in Rome, Georgia, expiring in December 2001.

     Management believes that existing and planned office and warehouse space is and will continue to be adequate for the Company's operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     As a professional services firm engaged in marketing and servicing life insurance and annuity products, the Company encounters litigation in the normal course of business. Management is not aware of any material exposure to the Company currently existing as a result of such litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No items were submitted to a vote of security holders during the fourth calendar quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     As of March 15, 2000, the Company's Series A common stock was held by approximately 1,500 shareholders of record and the Company's Series B common stock was held by approximately 9,800 shareholders of record. There is no established trading market for the Company's stock.

     The Board of Directors of the Company may, at its sole discretion, declare and pay dividends on common stock, subject to capital and solvency restrictions under California law. To date, the Company has not paid any dividends on its common stock. The Company's ability to pay dividends is dependent on the ability of the Company's wholly-owned subsidiaries to pay dividends or make other distributions to its parent company. In addition, the Company's ability to pay dividends is restricted under the terms of a loan agreement (see Management's Discussion and Analysis of results of operations and Financial Condition -- Analysis of Regan Holding Corp. Consolidated.) As of December 31, 1999, the Company does not anticipate paying dividends on any of its outstanding common stock in the foreseeable future.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA


                                                                      Year Ended December 31,
                                             1999              1998             1997            1996                1995
                                         --------------   -------------     -------------    --------------    --------------
Selected Income Statement Data:

   Total Revenue                         $  50,030,617   $  45,935,164    $   21,883,482    $   17,508,601    $   16,800,554
   Net Income                                4,467,834       9,770,208         3,150,454         2,714,495         4,858,620
   Earnings Per Share-Basic                        .17             .37               .12               .10               .18
   Earnings Per Share-Diluted                      .16             .36               .12               .10               .18

Selected Balance Sheet Data:

   Total Assets                          $  46,592,396   $  31,286,013    $   19,280,941    $   15,424,902    $   12,304,801
   Total Non-current Liabilities             4,258,492         662,808           281,894           316,741           304,557
   Total Liabilities                        14,904,343       6,364,743         3,621,380         2,519,866         1,762,924
   Redeemable Common Stock                  11,563,285      11,225,431        11,842,651        12,343,001        12,682,750
   Shareholders' Equity (Deficit)           20,124,768      13,695,839         3,816,910           562,035        (2,140,873)
   Cash Dividends Declared                          --              --                --                --                --

Selected Operating Data:

   Total Premium
      Placed Inforce (1)                 $1.62 billion   $1.65 billion    $777.3 million    $626.8 million    $620.0 million
   Total No. of Policies
      Placed Inforce (1)                        28,000          31,900            15,060            11,144            12,167

(1) Inforce premium and policies are actually statistics of the Carriers but represent factors which directly affect the Company's revenue.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Except for historical information contained herein, certain of the matters discussed in this Form 10-K are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" involve certain risks and uncertainties. All forecasts and projections in this report are "forward-looking statements" and are based on management's current expectations of the Company's near term results, based on current information available. Actual results could differ materially.

     The table below presents information about the Company's operating segments for the years ended December 31, 1999, 1998 and 1997:


                                                    Legacy              Legacy
                                                  Marketing            Financial
                                                    Group            Services, Inc.            Other                Total
                                                    -----            --------------            -----                -----

   Year Ended December 31, 1999
      Total revenue                             $ 48,117,700         $   1,694,680         $       218,237      $   50,030,617
      Total expenses                              34,291,486             1,485,463               7,926,249          43,703,198
                                                ------------         -------------         ---------------      --------------
      Operating income (loss)                     13,826,214               209,217              (7,708,012)          6,327,419
      Other income                                 1,202,854                 3,155                  22,670           1,228,679
                                                ------------         -------------         ---------------      --------------
      Income (loss) before tax                    15,029,068               212,372              (7,685,342)          7,556,098
      Tax provision (benefit)                      5,413,341               (55,514)             (2,269,563)          3,088,264
                                                ------------         -------------         ---------------      --------------
      Net income (loss)                         $  9,615,727         $     267,886         $    (5,415,779)     $    4,467,834
                                                ============         =============         ===============      ==============

   Year Ended December 31, 1998
      Total revenue                             $ 45,113,652         $     821,512         $            --      $   45,935,164
      Total expenses                              27,649,023               861,486               2,449,557          30,960,066
                                                ------------         -------------         ---------------      --------------
      Operating income (loss)                     17,464,629               (39,974)             (2,449,557)         14,975,098
      Other income (loss)                          1,220,313                 1,439                    (720)          1,221,032
                                                ------------         -------------         ---------------      --------------
      Income (loss) before tax                    18,684,942               (38,535)             (2,450,277)         16,196,130
      Tax provision (benefit)                      6,880,139              (128,953)               (325,264)          6,425,922
                                                ------------         -------------         ---------------      --------------
      Net income (loss)                         $ 11,804,803         $      90,418         $    (2,125,013)     $    9,770,208
                                                ============         =============         ===============      ==============

   Year Ended December 31, 1997
      Total revenue                             $ 21,571,588         $     311,894         $            --      $   21,883,482
      Total expenses                              15,011,972               653,926               1,569,699          17,235,597
                                                ------------         -------------         ---------------      --------------
      Operating income (loss)                      6,559,616              (342,032)             (1,569,699)          4,647,885
      Other income (loss)                            715,168                    --                 (17,575)            697,593
                                                ------------         -------------         ---------------      --------------
      Income (loss) before tax                     7,274,784              (342,032)             (1,587,274)          5,345,478
      Tax provision (benefit)                      2,420,753              (230,335)                  4,606           2,195,024
                                                ------------         --------------        ---------------      --------------
      Net income (loss)                         $  4,854,031         $    (111,697)        $    (1,591,880)     $    3,150,454
                                                ============         =============         ================     ==============

   Total assets
      December 31, 1999                         $ 27,652,585         $   1,300,153         $    17,639,658      $   46,592,396
                                                ============         =============         ===============      ==============
      December 31, 1998                         $ 21,777,580         $     823,714         $     8,684,719      $   31,286,013
                                                ============         =============         ===============      ==============

The "Other" segment above includes Regan Holding Corp. (stand-alone) and its remaining subsidiaries, LifeSurance Corporation, Legacy Advisory Services, nc., and Legacy Reinsurance Company. Such entities' operations do not currently factor significantly into management decision making and, accordingly, were not separated for purposes of this disclosure.

ANALYSIS OF REGAN HOLDING CORP. CONSOLIDATED

     Results of Operations--The Company's consolidated net income decreased approximately $5.3 million in 1999, compared to 1998, due primarily to increases in LMG expenses, as discussed below. Consolidated net income increased approximately $6.6 million in 1998, compared to 1997, and is primarily attributable to increases in LMG revenue, as discussed below.

     Liquidity and Capital Resources--The Company's ability to mobilize its assets remained strong at December 31, 1999 and 1998, with cash and short-term investment grade securities representing 47.1% and 73.2% of the Company's total consolidated assets, respectively. At December 31, 1999, the Company's investment portfolio included a $12 million investment in Indianapolis Life Group of Companies ("Indianapolis Group"), an affiliate of IL Annuity, which represents 25.8% of the Company's total assets. In the first quarter of 2000, the Indianapolis Group repurchased the equity securities from the Company for approximately $12.5 million, pursuant to the terms of the investment agreement under which the securities were purchased.

     The Company's principal needs for cash are for: (i) funding operating expenses; (ii) purchases of computer hardware and software, leasehold improvements, and acquisitions of furniture and fixtures to accommodate new employees and support growth in operations; (iii) funding continued product development and potential strategic acquisitions; and (iv) utilization as a reserve to cover possible redemptions of certain shares of the Company's common stock, which is redeemable at the option of the shareholders under various agreements with the Company. In 1999, 1998, and 1997, redemption requests received by the Company were not material in amount, neither individually nor in the aggregate, and the Company believes that its liquid assets are sufficient to meet anticipated requests for redemption. At December 31, 1999 and 1998, the total redemption value of all redeemable common stock outstanding was approximately $11.5 million and $9.6 million, respectively.

     Generally, the Company's cash needs are met through cash provided from operating activities, which totaled approximately $6.7 million during the year ended December 31, 1999 and $12.1 million in the preceding year. During the last quarter of 1999 and the first quarter of 2000, however, operating activities generated negative cash flows due primarily to decreases in LMG revenue (see discussion below). Such negative cash flows may continue through early 2000. Cash and investments on hand are expected to be sufficient to cover any shortfalls during this period. The Company's future cash flows available to fund operations will depend primarily on the level of sales of annuity and life insurance products by LMG and upon the Company's ability to control expenses.

     During the second half of 1999, the Company obtained $3.5 million in margin loan advances from its investment broker. The margin loan was repaid in full during the first quarter of 2000, using proceeds from the repurchase of equity securities by the Indianapolis Group, as discussed above.

     In May 1999, the Company purchased for $4.3 million the building in Petaluma, California, which previously housed the Company's headquarters. In conjunction with the building acquisition, the Company paid $2.2 million of the purchase price in cash and entered into a loan payable for the remaining $2.1 million. The loan has a ten-year term and is payable in monthly installments plus one balloon payment of approximately $1.8 million, due on May 10, 2009. In addition, the loan agreement contains certain covenants with which the Company must comply, including restrictions on indebtedness or investments outside the ordinary course of business and restrictions on dividends or other changes in the Company's capital structure. One of the covenants requires management to obtain lender approval prior to repurchasing non-redeemable common stock. The Lender has waived this covenant through June 30, 2000, provided that such voluntary repurchases do not exceed $125,000 per quarter. Management expects to obtain an extension of this waiver throughout the term of the loan. Pursuant to the loan agreement, the Company was also required to place approximately $560,000 in reserve to cover loan payments in the event of default and to provide for certain repair costs.

     Pursuant to a Shareholder's Agreement with Lynda Regan, Chief Executive Officer of the Company and Chairman of the Company's Board of Directors, and certain other individuals, in the event of the death of Ms. Regan, the Company shall repurchase from Ms. Regan's estate all of the shares of the Company's common stock that were owned by Ms. Regan at the time of her death, or that were transferred by her to one or more trusts prior to her death. The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares. The Company has purchased a life insurance policy with a face amount of $14.0 million for the purpose of funding this obligation in the event of Ms. Regan's death. Any excess of the obligation over the insurance proceeds are expected to be funded with cash and investments and, if necessary, through external financing.

     In order to fund LFS during the start-up phase, the Company has committed to make sufficient contributions to support LFS' operations to ensure LFS' compliance with financial requirements through December, 2000. Such contributions totaled $247,000 in 1999 and $475,000 in 1998. LFS operating results reached break-even on a monthly basis during the second half of 1999. As a result, future contributions are expected to decrease from prior levels.

     Management intends to continue to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. As a result, management anticipates that cash and investments will continue to represent a high percentage of total assets. Management believes that existing cash and investment balances, together with cash flows from operations, will provide sufficient funding for the foreseeable future. However, in the event that a shortfall were to occur, management believes that adequate financing could be obtained to meet the Company's cash flow needs.

     Year 2000--For the past several years, the Company has taken corrective measures to ensure that, on January 1, 2000, its computer systems and equipment that uses embedded computer chips would be able to distinguish between the years "1900" and "2000." The Company also undertook corrective measures to avoid any business disruptions as a result of the millennium's first leap year on February 29, 2000. Due to these efforts, since December 31, 1999, the Company has not experienced any material system errors or failures as a result of Year 2000 issues. The Company will continue to monitor its computer systems and infrastructure, as well as the Year 2000 efforts of third parties with which the Company does business. Although the Company does not anticipate that any future Year 2000 issues will result in a material impact on the Company, there can be no assurance that this will be the case.

ANALYSIS OF LEGACY MARKETING GROUP

     Results of Operations--LMG's net income decreased approximately $2.1 million in 1999 from 1998 due primarily to increases in expenses, as discussed below. In 1998, however, LMG's net income increased approximately $6.9 million from 1997 to 1998 due primarily to increases in revenue, which is also discussed below.

     Revenue--LMG's major sources of income are marketing allowances, commission income and administrative fees from sales and administration of annuity and life insurance products on behalf of the Carriers. Levels of marketing allowances and commission income are directly related to the sales volume of such products. Administrative fees are a function not only of product sales, but also of administration of policies inforce and producer appointments. Total LMG income increased approximately $3.0 million, or 6.7%, in 1999 compared to 1998, and increased approximately $23.5 million, or 109.1% in 1998, compared to 1997. The increases are attributable primarily to changes in product mix and fluctuations in premium placed inforce for the Carriers, as discussed below.

     LMG marketing allowances and commission revenue, combined, increased approximately $1.1 million, or 3.0%, during 1999 compared to 1998 due to the continued shift in product mix to products which yielded higher marketing allowances and commission income, such as life insurance products. The increase in life insurance premium placed inforce, reached $10.9 million in 1999, up 60.6% from $6.8 million in 1998. This increase was offset by the effect of a decrease in overall premium placed inforce for the Carriers of approximately $37.0 million, or 2.3%, due primarily to reduced sales of fixed annuities during the second half of the year. This decrease is attributable primarily to the poor performance of bond investments underlying the annuities' crediting rates and to lower than anticipated market acceptance of the VisionMark II(TM) annuity, which was introduced in 1999 to replace the original VisionMark(TM). LMG marketing allowances and commission revenue, combined, increased approximately $20.4 million, or 115.1%, in 1998 compared to 1997 due primarily to increases in the volume of sales by LMG's distribution network for the Carriers. Premium placed inforce for the Carriers totaled
$1.6 billion in 1998, an increase of 112.6% from 1997. Also contributing to the increase from 1997 to 1998 was the shift in product mix to products which yielded higher marketing allowances and commission income.

     Administrative fees increased approximately $2.0 million, or 29.6%, from 1998 to 1999, and increased approximately $3.1 million, or 84.9%, in 1998 compared to 1997, due primarily to increases in the number of policies sold and administered during the respective periods and to a continued shift in policies administered to those which generate higher administrative fees.

     In 1999, the Company marketed and administered insurance products for three Carriers, American National, IL Annuity, and Transamerica. However, the Company did not market or administer products for Transamerica until the third quarter of 1998. In 1999, approximately 10.5%, 73.5%, and 11.3% of the Company's total consolidated revenue resulted from LMG's agreements with American National, IL Annuity, and Transamerica, respectively, compared to approximately 12.7%, 79.9%, and 1.7% in 1998, respectively, and approximately 36.2% and 57.0% with American National and IL Annuity, respectively, in 1997. In addition, during the fourth quarter of 1999, 20.6% of the Company's total consolidated revenue resulted from LMG's Transamerica agreements. These shifts in sales mix from American National to IL Annuity in 1998 from 1997 and the shift from IL Annuity to Transamerica from 1998 to 1999 are attributable to favorable acceptance of the respective Carrier's products in the marketplace.

     LMG is currently in discussions with two other insurance carriers to provide marketing and administrative services, similar to those performed for the Carriers. If those discussions result in LMG entering Agreements to provide services, LMG's revenue could increase beginning as early as third quarter 2000. However, there can be no assurances that such agreements will be entered into or regarding the terms of such agreements, if entered into.

     Although the Company markets and administers several annuity and life insurance products on behalf of the Carriers, LMG's revenues are derived primarily from sales and administration of annuity products. During 1999, 1998, and 1997, 56.2%, 70.6%, and 52.4% of the Company's total consolidated revenues resulted from LMG sales of the VisionMark(TM) annuity, respectively. However, during the fourth quarter of 1999, 17.8% of the Company's total revenues resulted from sales of the SelectMark(TM) annuity, offered through Transamerica. This shift from the VisionMark(TM) annuity and the VisionMark II(TM) annuity, to the SelectMark(TM) annuity is attributable primarily to market acceptance of the SelectMark(TM) product and is expected to continue for the foreseeable future.

     Expenses--Total LMG expenses increased approximately $6.6 million, or 24.0%, during 1999 compared to 1998, and increased approximately $12.6 million, or 83.9%, during 1998 compared to 1997. These increases are due primarily to increases in compensation, sales promotion and support, and professional fees, as discussed below.

     As a service organization, LMG's primary expenses are salaries and related employee benefits. These expenses increased approximately $3.9 million, or 23.6%, in 1999 from 1998, and increased $6.6 million, or 65.6%, in 1998 from 1997. These increases resulted primarily from increases in the average number of full-time equivalent employees, which are largely attributable to preparation for, and accommodation of, increases in sales of insurance products, particularly in the latter half of 1998 and the first half of 1999. Salaries and benefits also increased due to increases in bonuses in 1998, which are tied to net income, to the addition of personnel at higher pay levels in both 1999 and 1998, and to normal pay increases for existing employees. During 2000, LMG management plans to hire several employees at higher pay levels, some of whom are expected to be elected as officers of LMG. Accordingly, salaries and benefits expense is expected to increase during 2000.

     Sales promotion and support expense consists primarily of costs related to LMG's annual national sales conventions and to various sales and training events. Also included in sales and promotion support expense is the cost of designing and printing sales brochures for use by producers. It is expected that these expenses will continue to be a major element of LMG's cost structure, as attendance at the national sales conventions increases, as the number of producers marketing products for the Company increases and as new products are introduced. This expense increased approximately $1.2 million, or 22.2%, in 1999 from 1998 and increased approximately $2.9 million, or 120.3%, in 1998 from 1997. These increases are due primarily to increased incentives paid to producers to stimulate sales and increased printing costs related to the introduction of new products and enhancements to existing products.

     Occupancy expenses consist primarily of office building and equipment leasing costs. These expenses increased approximately $1.1 million, or 164.9%, in 1999 from 1998, and increased approximately $217,000, or 51.5%, in 1998 from 1997 due primarily to the leasing of new office space during 1999 and 1998 and to overall increases in telephone, utilities, and other related expenses which correspond with increases in sales and employment, as discussed above.

     Professional fees decreased approximately $749,000, or 33.3%, in 1999 from 1998 and increased approximately $1.8 million, or 400.8%, in 1998 from 1997, due primarily to expenses associated with a $1.1 million settlement of litigation in 1998. Excluding the cost of this settlement, professional fees increased by approximately $355,000 in 1999 from 1998 and increased approximately $695,000 in 1998 from 1997 due primarily to increased consulting fees related to various information systems projects.

     Depreciation and amortization expense increased approximately $237,000, or 235.4%, in 1999 from 1998 and increased approximately $97,000, or 2,434.5%, in 1998 from 1997 due primarily to acquisitions of fixed assets. Such acquisitions were necessary primarily to improve newly leased office space and to accommodate increases in employment, as discussed above.

     Courier and postage, stationery and supplies, equipment, and miscellaneous expenses increased in 1999 from 1998 and in 1998 from 1997 due primarily to overall increases in the volume of business, increases in employment, and newly leased office space, all of which are discussed above.

ANALYSIS OF LEGACY FINANCIAL SERVICES, INC.

     Results of Operations--LFS net income increased approximately $177,470, or 196.3%, in 1999 from 1998, and net income of approximately $90,000 in 1998 represented an approximate $202,000 shift from net losses of approximately $112,000 in 1997. These fluctuations are due primarily to increases in revenue, offset by increases in expenses, as discussed below. During the second half of 1999, LFS results of operations shifted from net losses to net income on a monthly basis.

            Revenue--LFS' major source of revenue is commission overrides, which are generated through sales of life and annuity products, mutual funds, and certain equity securities. Levels of commission income are directly related to the volume of sales of such products. Total LFS revenue increased approximately $873,000, or 106.3%, in 1999 from 1998, and increased approximately $510,000, or 163.4%, in 1998 from 1997. These increases are attributable to increases in the volume of sales by LFS' distribution network of registered representatives in 1999 and 1998, respectively. Also contributing to increases in commission income were shifts to sales by representative networks from which LFS receives a higher net commission.

            Expenses - Total LFS expenses increased approximately $624,000, or 72.4%, in 1999 from 1998 and increased approximately $208,000, or 31.7%, in 1998 from 1997 due primarily to increases in salaries and related benefits. As a service organization, LFS operating expenses consist primarily of salaries and related employee benefits. These expenses increased approximately $315,000, or 47.5%, in 1999 from 1998, and increased approximately $228,000, or 52.4%, in 1998 from 1997, due primarily to increases in the average number of employees to accommodate increases in sales volume, to the addition of personnel at higher pay levels, and to regular annual pay increases.

ANALYSIS OF OTHER SEGMENTS

            Results of Operations - Other segments consist of Regan Holding Corp (stand-alone), LifeSurance Corporation, Legacy Advisory Services, Inc. and Legacy Reinsurance Company. Combined net losses from these entities increased approximately $3.3 million, or 154.8%, in 1999 from 1998 and increased approximately $533,000, or 33.5%, in 1998 from 1997 due primarily to increases in expenses.

            Combined expenses for these entities increased approximately $5.5 million, or 223.6%, in 1999 from 1998 and increased approximately $880,000, or 56.1%, in 1998 from 1997.

            The increase in 1999 expenses is attributable primarily to: (i) $2.9 million in stock option expense recorded during 1999 by Regan Holding Corp. related to approximately 4.9 million stock options that were granted to LMG producers during 1999 and 1998; (ii) awards of the Company's common stock to producers, which resulted in recognition of approximately $420,000 in related expense; (iii) $1.6 million in expenses relating to the producer estate planning seminars conducted under the name of WTES, which were reported in LMG expenses in 1998 and 1997 and which are now reported as expenses of LifeSurance Corporation; and (iv) increases in legal and consulting fees related to various parent company strategic planning projects. During the first quarter of 2000, approximately 2.1 million additional producer stock options were granted. As a result, related stock option expense is expected to be recorded in the first quarter of 2000. This latter grant is expected to be the final "broad-scale" grant to producers. However, future grants to the highest performing producers are still expected to occur which will result in additional expense in future years.

            The increase in 1998 expenses is due primarily to increases in depreciation and equipment expense attributable to overall increases in subsidiary sales volume and employment, as discussed above.

ITEM 7-A.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

            In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), all of the Company's short-term investments are treated as available-for-sale.

            Investments in fixed income instruments carry a degree of market risk. Market risk represents the potential for loss due to adverse changes in the fair market value of financial investments. The market risks faced by the Company relate primarily to its investment portfolio, which exposes the Company to risks related to interest rates and, to a lesser extent, credit quality and equity prices.

            Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The following table provides information about the Company's fixed income investments, which are sensitive to changes in interest rates. Listed below are cash flows from principal amounts and related weighted average interest rates by expected maturity dates for fixed income investments held at December 31, 1999 and 1998. Actual cash flows could differ from expected amounts.

                                                                                                           Total
                                                                                               --------------------------
                                                                                                               Estimated
                                                                                                 Amortized      Market
                                  2000           2001        2002       2003      Thereafter       Cost         Value
                                  ----           ----        ----       ----      ----------       ----         -----
December 31, 1999
   Fixed maturities            $12,000,000   $       --  $        --  $  499,251  $ 4,852,143   $17,351,394  $17,093,404
   Average interest rate             5.18%           --           --       5.23%        6.53%
December 31, 1998
   Fixed maturities            $        --   $  501,654  $ 1,004,337  $  996,676  $ 7,911,303   $10,413,970  $10,449,800
   Average interest rate                --        6.67%        6.81%       3.30%        4.04%
   Mortgage-backed securities           --           --           --          --  $ 1,524,500   $ 1,524,500  $ 1,523,415
   Average interest rate                --           --           --          --        5.67%

     The Company invests in marketable securities which are predominately investment grade. As a result, management believes that the Company has minimal exposure to credit risk.

     Equity price risk is the potential loss arising from changes in the value of equity securities. In general, equity securities have more year-to-year price variability than intermediate term high grade bonds. However, returns over longer time frames have been consistently higher. The Company's equity securities consist primarily of preferred stocks, which provide consistent income. As a result of unfavorable market conditions related to preferred securities, the fair value of the Company's equity securities is below original cost at December 31, 1999 and 1998. The original cost and fair values of the Company's marketable equity securities are shown below:


                                                               Original Cost                        Fair Value
                                                               -------------                        ----------
            December 31, 1999                                  $3,125,708                          $2,403,857
            December 31, 1998                                  $5,139,732                          $5,014,411

     All of the above risks are monitored on an ongoing basis. A combination of in-house review and consultation with external experts is used to analyze individual securities, as well as the entire portfolio.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of
      Regan Holding Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Regan Holding Corp. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed Note 1, the Company changed its method of accounting for the cost of computer software developed or obtained for internal use in 1999.

Our audits were conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information on pages 34 and 35 is presented for purposes of additional analysis of the consolidated financial statements, rather than to present the financial position, and results of operations of the individual companies. Accordingly, we do not express an opinion on the financial position, and results of operations of the individual companies. However, the consolidating information on pages 34 and 35 has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

PricewaterhouseCoopers LLP
San Francisco, California
March 23, 2000

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets


                                                                                     December 31,
                                                                             1999                    1998
                                                                             ----                    ----
ASSETS
      Cash and cash equivalents                                      $     1,094,759         $     5,916,731
      Investments                                                         20,861,973              16,987,628
      Accounts receivable                                                  2,625,867               1,704,265
      Prepaid expenses                                                       516,759                 768,913
      Income taxes receivable                                              2,893,701                 884,089
      Deferred income taxes-current                                          895,841                 359,421
      Marketing supplies inventory                                           706,418                 385,616
                                                                     ---------------         ---------------
            Total current assets                                          29,595,318              27,006,663
                                                                     ---------------         ---------------
      Net fixed assets                                                    12,168,135               2,982,267
      Deferred income taxes-non current                                    2,030,993                 904,974
      Software licensing fees                                                779,375                      --
      Other assets                                                         2,018,575                 392,109
                                                                     ---------------         ---------------
            Total non-current assets                                      16,997,078               4,279,350
                                                                     ---------------         ---------------
            TOTAL ASSETS                                             $    46,592,396         $    31,286,013
                                                                     ===============         ===============


LIABILITIES, REDEEMABLE COMMON STOCK,
AND SHAREHOLDERS' EQUITY

LIABILITIES

      Accounts payable                                               $       435,999         $        418,821
      Accrued sales convention costs                                       2,248,913                  894,713
      Accrued liabilities                                                  4,227,137                4,388,401
      Margin loan payable                                                  3,088,918                       --
      Software licensing fees payable                                        537,500                       --
      Other current liabilities                                              107,384                       --
                                                                     ---------------          ---------------
            Total current liabilities                                     10,645,851                5,701,935
                                                                     ---------------          ---------------

      Loan payable                                                         2,256,418                  132,285
      Incentive compensation payable                                         469,720                  530,523
      Deferred compensation payable                                        1,364,713                       --
      Other liabilities                                                      167,641                       --
                                                                     ---------------         ----------------
            Total non-current liabilities                                  4,258,492                  662,808
                                                                     ---------------         ----------------
            TOTAL LIABILITIES                                             14,904,343                6,364,743
                                                                     ---------------         ----------------

COMMITMENTS AND CONTINGENCIES (Note 10)                                           --                       --

REDEEMABLE COMMON STOCK, Series A and B                                   11,563,285               11,225,431
                                                                     ---------------         ----------------
SHAREHOLDERS' EQUITY
      Preferred stock, no par value:
            Authorized: 100,000,000 shares; no shares issued
            or outstanding                                                        --                       --
      Series A common stock, no par value:
            Authorized: 45,000,000 shares; issued and
            outstanding: 20,863,520 and 20,530,224  shares
            at December 31, 1999 and 1998, respectively                    3,659,367                3,248,874
      Paid-in capital from retirement of common stock                        927,640                  888,109
      Paid-in capital from producer stock options                          2,892,000                   25,000
      Retained earnings                                                   13,217,865                9,587,775
      Accumulated other comprehensive income-net                            (572,104)                (53,919)
                                                                     ---------------        -----------------
            TOTAL SHAREHOLDERS' EQUITY                                    20,124,768               13,695,839
                                                                     ---------------        -----------------
            TOTAL LIABILITIES, REDEEMABLE COMMON
             STOCK AND SHAREHOLDERS' EQUITY                          $    46,592,396        $      31,286,013
                                                                     ===============        =================


          See accompanying notes to consolidated financial statements

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Income

                                                                        For the Year Ended December 31,

                                                           1999                         1998                        1997
                                                           ----                         ----                        ----
REVENUE
      Marketing allowances                      $           25,477,344      $           26,229,937      $           12,386,755
      Commissions                                           15,395,259                  12,651,358                   5,609,078
      Administrative fees                                    8,637,245                   6,664,224                   3,603,708
      Seminar fees                                             381,319                     263,785                     220,406
      Other                                                    139,450                     125,860                      63,535
                                                ----------------------      ----------------------      ----------------------
            Total revenue                                   50,030,617                  45,935,164                  21,883,482
                                                ----------------------      ----------------------      ----------------------
EXPENSES
      Salaries and related benefits                         22,216,897                  17,371,780                  10,512,259
      Sales promotion and support                            7,734,997                   5,520,798                   2,565,200
      Producer stock options                                 2,867,000                          --                          --
      Professional fees                                      2,373,084                   2,617,377                     712,129
      Occupancy                                              2,193,632                   1,149,787                     887,608
      Depreciation and amortization                          1,754,865                   1,323,052                     698,556
      Equipment                                              1,019,075                     586,164                     369,706
      Courier and postage                                    1,008,502                     702,612                     480,175
      Stationery and supplies                                  954,358                     753,397                     399,140
      Travel and entertainment                                 707,776                     594,224                     329,611
      Insurance                                                399,929                     169,524                     165,028
      Miscellaneous                                            473,083                     171,351                     116,185
                                                ----------------------      ----------------------      ----------------------
            Total expenses                                  43,703,198                  30,960,066                  17,235,597
                                                ----------------------      ----------------------      ----------------------

OPERATING INCOME                                             6,327,419                  14,975,098                   4,647,885
OTHER INCOME
      Investment income--net                                 1,228,679                   1,221,032                     697,593
                                                ----------------------      ----------------------      ----------------------
INCOME BEFORE INCOME TAXES                                   7,556,098                  16,196,130                   5,345,478
PROVISION FOR INCOME TAXES                                   3,088,264                   6,425,922                   2,195,024
                                                ----------------------      ----------------------      ----------------------
NET INCOME                                      $            4,467,834      $            9,770,208      $            3,150,454
                                                ======================      ======================      ======================



EARNINGS PER SHARE

Weighted average shares outstanding--basic                  26,393,679                  26,543,535                  26,895,594
                                                ======================      ======================      ======================
Basic earnings per share                        $                  .17      $                  .37      $                  .12
                                                ======================      ======================      ======================

Weighted average shares outstanding--diluted                27,760,140                  27,187,436                  26,895,594
                                                ======================      ======================      ======================
Diluted earnings per share                      $                  .16      $                  .36      $                  .12
                                                ======================      ======================      ======================

           See accompanying notes to consolidated financial statements

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity


                                                                        Paid-in
                                                         Paid-in        Capital     Retained     Accumulated
                                                       Capital from       from       Earnings       Other
                             Series A    Common Stock  Retirement of    Producer   (Accumulated  Comprehensive
                              Shares       Amount      Common Stock      Options     Deficit)       Income        Total
                              ------       ------      ------------      -------     --------       ------        -----
Balance
   January 1, 1997            20,800,791   $3,532,071       $310,110  $       --  $(3,332,887)  $  52,741   $   562,035
Comprehensive income:
   Net income                                                                       3,150,454                 3,150,454
   Net unrealized losses
      on investments                                                                              (93,509)      (93,509)
   Less:
      Losses included in net
        income                                                                                     13,499        13,499
   Deferred taxes on net
      unrealized losses                                                                            32,139        32,139
                                                                                                            -----------
      Total comprehensive
      income                                                                                                  3,102,583
Retirement upon
   redemption                   (186,777)    (149,157)       301,449                                            152,292
                             -----------   ----------       --------  ----------   -----------  ---------   -----------
Balance

   December 31, 1997          20,614,014    3,382,914        611,559          --      (182,433)     4,870     3,816,910
Comprehensive income:
   Net income                                                                        9,770,208                9,770,208
   Net unrealized losses
      on investments                                                                             (153,304)     (153,304)
   Less:
      Losses included in
        net income                                                                                 54,633        54,633
   Deferred taxes on net
      unrealized losses                                                                            39,882        39,882
                                                                                                            -----------
      Total comprehensive
      income                                                                                                  9,711,419
Retirement upon
   redemption                    (83,790)    (134,040)       276,550                                            142,510
Producer stock option
   expense                                                                25,000                                 25,000
                             -----------   ----------       --------  ----------   -----------  ---------   -----------
Balance

   December 31, 1998          20,530,224    3,248,874        888,109      25,000     9,587,775    (53,919)   13,695,839
Comprehensive income:
   Net income                                                                        4,467,834                4,467,834
   Net unrealized losses
      on investments                                                                             (800,296)     (800,296)
   Less:
      Gains included in
        net income                                                                                (60,007)      (60,007)
   Deferred taxes on net
      unrealized losses                                                                           342,118       342,118
                                                                                                            -----------
      Total comprehensive
      income                                                                                                  3,949,649
Retirement upon
   redemption                    (69,788)     (81,456)        39,531                   (50,488)                 (92,413)
Accretion of redeemable
    common stock to
    redemption value                                                                  (787,256)                (787,256)
Issuance of
   common stock                  403,084      491,949                                                           491,949
Producer stock option
   expense                                                             2,867,000                              2,867,000
                             -----------   ----------       --------  ----------   -----------  ---------   -----------
Balance

   December 31, 1999          20,863,520   $3,659,367       $927,640  $2,892,000   $13,217,865  $(572,104)  $20,124,768
                             ===========   ==========       ========  ==========   ===========  =========   ===========


          See accompanying notes to consolidated financial statements.
                                     Page 18

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                                                         For the Year Ended December 31,

                                                                                 1999                  1998               1997
                                                                                 ----                  ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                                          $     4,467,834        $   9,770,208       $   3,150,454
      Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization of fixed assets                       1,665,482            1,252,116             632,781
            Amortization of intangible assets                                      89,383               70,936              65,775
            Common stock awarded to producers                                     419,905                   --                  --
            Producer stock option expense                                       2,867,000               25,000                  --
            Amortization/accretion of investments                                  (9,802)             (73,118)            (68,761)
            Realized gains (losses) on sales of investments                        60,007              (54,633)            (13,499)
            Realized loss on sale of fixed assets                                      --                   --              19,603
            Changes in operating assets and liabilities:
                  Accounts receivable                                            (921,602)            (464,959)           (727,596)
                  Prepaid expenses                                                252,154             (195,981)           (210,982)
                  Income taxes receivable
                     and payable                                               (2,009,612)          (1,273,650)            569,307
                  Deferred tax assets                                          (1,320,321)              47,401             360,375
                  Marketing supplies inventory                                   (320,802)            (156,763)             23,126
                  Software licensing fees                                        (241,875)                  --                  --
                  Accounts payable                                                 17,178               74,750             173,333
                  Accrued sales convention costs                                1,354,200             (331,456)            400,613
                  Accrued liabilities                                            (161,264)           3,008,716             172,854
                  Other operating assets and liabilities                          469,959              406,676              50,959
                                                                          ---------------        -------------       -------------
                     Net cash provided by operating activities                  6,677,824           12,105,243           4,598,342
                                                                          ---------------        -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investments                                                (13,461,328)         (15,396,140)        (20,404,456)
      Proceeds from sales and maturities of investments                         8,676,474            6,129,871          20,667,228
      Purchases of fixed assets                                               (10,851,351)          (1,624,059)         (1,521,320)
      Payments for organization costs                                                  --              (17,806)                 --
                                                                          ---------------        -------------       -------------
                     Net cash used in investing activities                    (15,636,205)         (10,908,134)         (1,258,548)
                                                                          ---------------        -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from loan payable                                                2,132,500                   --                  --
      Payments toward loan payable                                                 (8,368)                  --                  --
      Proceeds from margin loan                                                 3,500,000                   --                  --
      Payments toward margin loan payable                                        (455,221)                  --                  --
      Payment for building loan reserve                                          (562,730)
      Payments for redemption of common stock                                    (541,816)            (474,710)           (348,058)
      Proceeds from stock option exercises                                         72,044                   --                  --
                                                                          ---------------        -------------       -------------
                     Net provided by (used in) in financing activities          4,136,409             (474,710)           (348,058)
                                                                          ---------------        --------------      --------------

NET (DECREASE) INCREASE IN CASH AND CASH
      EQUIVALENTS                                                              (4,821,972)             722,399           2,991,736
CASH AND CASH EQUIVALENTS, BEGINNING OF
      PERIOD                                                                    5,916,731            5,194,332           2,202,596
                                                                          ---------------        -------------       -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $     1,094,759        $   5,916,731       $   5,194,332
                                                                          ===============        =============       =============

SUPPLEMENTAL CASH FLOW INFORMATION:
      Taxes Paid                                                          $     5,835,000        $   7,201,000       $   1,265,025
      Interest Paid                                                       $       172,836        $      19,873       $      18,695


           See accompanying notes to consolidated financial statements
                                     Page 19

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      REGAN HOLDING CORP. AND SUBSIDIARIES

1.          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            a.          Organization

                        Regan Holding Corp. (the "Company") was incorporated in the State of California on February 21, 1990.

                        The Company, through its wholly-owned subsidiary Legacy Marketing Group ("LMG"), has entered into marketing agreements (the "Marketing Agreements") with American National Insurance Company ("American National"), IL Annuity and Insurance Company ("IL Annuity") and Transamerica Life Insurance and Annuity Company ("Transamerica"), collectively referred to herein as the "Carriers." American National is an unaffiliated company with over $1.7 billion in capital and surplus and is rated "A+" by A.M. Best. IL Annuity is an unaffiliated company, with $60.0 million in capital and surplus and is rated "A" by A.M. Best. Transamerica is also an unaffiliated company, with over $830.0 million in capital and surplus and is rated "A+" by A.M. Best. The Marketing Agreements grant the Company the exclusive right to market certain annuity and life insurance products issued by the Carriers (the "Policies"). Under the terms of the Marketing Agreements, the Company is responsible for the recruiting, appointing, and training of producers in the sale of the Policies. For these services, the Carriers pay the Company marketing allowances and commissions based on the volume of Policies sold.

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

                        The Marketing and Administrative Agreements with American National and IL Annuity expire April 30, 2000, and December 31, 2005, respectively, but may be renewed by mutual agreement for successive one year terms. The Agreements may be terminated by either party upon 180 days notice without cause, and may be terminated by either party immediately for cause. In addition, the Marketing Agreements will terminate automatically at the end of any calendar quarter upon failure of the Company to meet certain quarterly minimum production requirements for two successive calendar quarters. The Company is currently negotiating with American National to renew the Marketing and Administrative Agreements. The Marketing and Administrative Agreements with Transamerica do not have a fixed term but may be terminated by either party upon twelve months notice without cause, and may be terminated by either party immediately for cause. The Marketing and Administrative Agreements with American National were amended during 1999 to extend the terms. In addition, the Administrative Agreements with American National and Transamerica were amended during 1999 with respect to various policy administration matters.

                        Through its wholly-owned broker-dealer subsidiary, Legacy Financial Services, Inc. ("LFS"), the Company engages in the offering and sale of variable annuity and life insurance products, mutual funds and debt and equity securities on a fully disclosed basis. LFS has entered into agreements (the "Agreements") with various entities pursuant to which LFS has a non-exclusive right to solicit sales of investment products offered by such entities through its network of independent representatives and to provide certain marketing and administrative services in order to facilitate sales of such products. Under the Agreements, the Company is compensated based upon pre-

                                     Page20
                        determined percentages of production. The Agreements may be terminated by any party upon 30 days written notice.

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

                        Legacy Advisory Services, Inc. ("LAS") is a wholly-owned subsidiary of the Company, incorporated in the state of California for the purpose of operating as an "investment advisor," as defined by and regulated pursuant to the Investment Advisors Act of 1940. LAS is registered with the Securities and Exchange Commission (the "SEC") and has conducted limited operations to date.

                        Legacy Reinsurance Company ("LegacyRe") is a wholly-owned subsidiary of the Company, incorporated in the State of Arizona. The Company is in the process of obtaining approval from the Arizona Department of Insurance for LegacyRe to engage in the reinsurance business. Accordingly, LegacyRe has conducted no business to date. Upon receipt of approval from the Arizona Department of Insurance, LegacyRe may enter into one or more reinsurance agreements to reinsure annuity and life products.

            b.          Basis of Presentation

                        The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and include the accounts of Regan Holding Corp. and its wholly-owned subsidiaries, Legacy Marketing Group, Legacy Financial Services, Inc., LifeSurance Corporation, Legacy Advisory Services, Inc., and Legacy Reinsurance Company. All significant intercompany accounts and transactions have been eliminated.

                        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            c.          Revenue Recognition

                        Marketing allowances and commissions are recognized when policies become inforce. Administrative fees are recognized on a per transaction basis as services are performed.

            d.          Cash and Cash Equivalents

                        Cash and cash equivalents include cash on hand and in banks and short-term investments with an original maturity of 90 days or less. The short-term investments included in cash and cash equivalents are carried at market value.

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

                        Premiums and discounts are amortized or accreted over the life of the related investment as an adjustment to yield using the effective interest method. Interest income is recognized when earned. Realized gains and losses on sales of investments are included in earnings in the period sold and are derived using the specific identification method for determining the cost of investments sold.

            f.          Fixed Assets

                        Fixed assets are stated at cost, less accumulated depreciation and amortization. In addition, the Company capitalizes at cost certain consulting fees, salaries and benefits related to the development of software for internal use. Upon retirement or disposition of fixed assets, any gain or loss is included in net income.

                        Effective January 1, 1999, the Company adopted the AICPA Statement of Position 98-1 (SOP 98-1), Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on accounting for the costs of the computer software developed or obtained for internal use. In accordance with SOP 98-1, the Company capitalized $1,288,886 of internal and external costs, incurred subsequent to December 31, 1998, which were directly associated with the development of internal-use software. Upon project completion, these costs are amortized over the estimated useful life of the software on a straight-line basis. Previously, these costs were expensed as incurred. Prior costs have not been restated.

                        Depreciation is computed using the straight-line method over the estimated useful life of each type of asset, as follows:


                                    Computer hardware and purchased software                    3 years
                                    Internal use software development costs                     5 years
                                    Leasehold improvements                                   2-10 years
                                    Furniture and equipment                                     5 years
                                    Building                                                   20 years

            g.          Redeemable Common Stock

                        Shares of Series A and B Redeemable Common Stock are redeemable at a rate per share based upon current fair market value. The contractual agreements under which the Redeemable Common Stock was issued specify factors to be considered in determining fair market value, including the net present value of inforce insurance policy cash flows. However, since the Company no longer operates an insurance company, this factor is not applicable. Further, there is no active trading market for the Company's stock which would establish market value. Accordingly, the Company's Board of Directors has approved a redemption value of $1.99 per share as of December 31, 1999, based on management's estimate of fair market value. Management's estimate is derived from a valuation performed at the end of each period presented. Redeemable Common Stock is recorded at the greater of the issuance value or the redemption value, with the periodic differences recorded as redeemable common stock accretion. The Company recorded redeemable common stock accretion of $787,256 for the year ended December 31, 1999. The issuance value exceeded the redemption value at December 31, 1998. Accordingly, no accretion was recorded during the year ended December 31, 1998.

            h.          Sales Promotion and Support Costs

                        Sales promotion and support costs are expensed as incurred, except for sales brochures and other marketing materials, which are inventoried at cost.

            i.          Income Taxes

                        The Company and its subsidiaries file consolidated income tax returns for federal purposes. For financial reporting purposes, the income tax effects of transactions are recognized in the year in which they enter into the determination of recorded income, regardless of when they are recognized for income tax purposes. Accordingly, the provisions for income taxes in the consolidated statements of income include charges or credits for deferred income taxes relating to temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

            j.          Earnings Per Share

                        Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Earnings per share is based on the weighted average number of common shares outstanding, including shares of redeemable common stock.

            k.          Reclassifications

                        Certain 1998 and 1997 balances have been reclassified to conform with the 1999 presentation. Such reclassifications had no effect on net income or shareholders' equity.

2.          INVESTMENTS

            Investment portfolios at the dates indicated consisted of the following:


                                              Maturity in years:

                                                    1 Year                1 to 5             Longer Than
                                                    or Less                Years              10 Years               Other
                                                    -------                -----              --------               -----
            December 31, 1999
            Government agency
               securities                   $               --   $        4,056,128   $          769,532   $               --
            Investment in IL Annuity                12,000,000                   --                   --                   --
            Corporate bonds                                 --                   --              525,733                   --
            Mutual Funds                                    --                   --                   --            1,335,756
            Equity securities                               --                   --                   --            3,125,708
                                            ------------------   ------------------   ------------------   ------------------
               Amortized cost                       12,000,000            4,056,128            1,295,265            4,461,464
            Gross unrealized gains                          --                   --                   --              241,957
            Gross unrealized losses                         --             (170,545)             (87,443)            (934,853)
                                            -------------------  -------------------  -------------------  -------------------
               Market value                 $       12,000,000   $        3,885,583   $        1,207,822   $        3,768,568
                                            ==================   ==================   ==================   ==================

                                                     Total
                                                     -----

            December 31, 1999
            Government agency
               securities                  $        4,825,660
            Investment in IL Annuity               12,000,000
            Corporate bonds                           525,733
            Mutual Funds                            1,335,756
            Equity securities                       3,125,708
                                           ------------------
               Amortized cost                      21,812,857
            Gross unrealized gains                    241,957
            Gross unrealized losses                (1,192,841)
                                           -------------------
               Market value                $       20,861,973
                                            ==================



            December 31, 1998
            Government agency
               securities                   $        2,256,704   $        4,841,327   $        1,788,614   $               --
            Corporate bonds                          1,001,018                   --              526,307                   --
            Mortgage-backed securities                      --                   --                   --            1,524,500
            Equity securities                               --                   --                   --            5,139,732
                                            ------------------   ------------------   ------------------   ------------------
               Amortized cost                        3,257,722            4,841,327            2,314,921            6,664,232
            Gross unrealized gains                      14,132               20,059               27,369              139,217
            Gross unrealized losses                    (22,556)                  --               (3,164)            (265,631)
                                            -------------------  ------------------   ------------------   ------------------
               Market value                 $        3,249,298   $        4,861,386   $        2,339,126   $        6,537,818
                                            ==================   ==================   ==================   ==================


            December 31, 1998
            Government agency
               securities                   $        8,886,645
            Corporate bonds                          1,527,325
            Mortgage-backed securities               1,524,500
            Equity securities                        5,139,732
                                            ------------------
               Amortized cost                       17,078,202
            Gross unrealized gains                     200,777
            Gross unrealized losses                   (291,351)
                                            ------------------
               Market value                 $       16,987,628
                                            ==================

            Included in operating results for the years ended December 31, 1999, 1998, and 1997, are $917,505, $824,164, and $494,033 of interest income earned on investments, respectively.

3.          FIXED ASSETS

            A summary of fixed assets at the dates indicated follows:


                                                                                                  Accumulated
                                                                                                  Depreciation/
                                                                          Cost                    Amortization
                                                                          ----                    -------------

            December 31, 1999
            -----------------
            Computer hardware and purchased
               software                                     $          5,582,936             $        1,700,896
            Internal use software development costs                    1,288,886                        152,662
            Leasehold improvements                                     1,292,870                         74,454
            Furniture and equipment                                    2,446,104                        871,886
            Building                                                   3,438,332                        114,188
            Land                                                       1,033,093                             --
                                                            --------------------             ------------------
               Totals                                       $         15,082,221             $        2,914,086
                                                            ====================             ==================

            December 31, 1998
            -----------------
            Computer hardware and software                  $          3,406,540             $        1,499,340
            Leasehold improvements                                     1,290,647                        970,030
            Furniture and equipment                                    1,205,587                        578,659
            Land                                                         127,522                             --
                                                            --------------------             ------------------
               Totals                                       $          6,030,296             $        3,048,029
                                                            ====================             ==================




                                                                    Net
                                                                 Book Value
                                                                 ----------
            December 31, 1999
            -----------------
            Computer hardware and purchased
               software                                     $         3,882,040
            Internal use software development costs                   1,136,224
            Leasehold improvements                                    1,218,416
            Furniture and equipment                                   1,574,218
            Building                                                  3,324,144
            Land                                                      1,033,093
                                                            -------------------
               Totals                                       $        12,168,135
                                                            ===================

            December 31, 1998
            -----------------
            Computer hardware and software                  $         1,907,200
            Leasehold improvements                                      320,617
            Furniture and equipment                                     626,928
            Land                                                        127,522
                                                            -------------------
               Totals                                       $         2,982,267
                                                            ===================







4.          SOFTWARE LICENSING FEES

            In March 1999, LMG entered into a license agreement with a software vendor (the "Software Agreement"), pursuant to which LMG has the non-exclusive right to use certain computer software programs in administering policies on behalf of the carriers with whom the Company contracts. For this right, LMG incurred an initial licensing fee of $800,000 exclusive of taxes, of which the unpaid portion of $537,500 has been recorded as Software Licensing Fees Payable. This balance is due in March 2000. In addition, LMG agreed to pay licensing charges of $8,333 per month, increasing each year to $22,667 per month during the eighth year, plus cost of living adjustments each year. The monthly fees are being expensed as incurred. The term of the Software Agreement extends through March 2007, but may be terminated by LMG with six months written notice after March 2004. The $800,000 initial licensing fee has been recorded as Software Licensing Fees, net of amortization, in the accompanying consolidated balance sheets.

5.          ACCRUED LIABILITIES

            Accrued liabilities consist of the following:


                                                                               December 31,
                                                                    1999                           1998
                                                                    ----                           ----
                    Accrued compensation                 $        2,119,485           $        2,595,760
                    Commissions payable                             929,802                      714,926
                    Investment purchase pending                          --                      500,000
                    Miscellaneous expenses                        1,177,850                      577,715
                                                         ------------------           ------------------
                        Totals                           $        4,277,137           $        4,388,401
                                                         ==================           ==================

6.          MARGIN LOAN PAYABLE

            During 1999, the Company obtained margin loan advances in the amount of $3.5 million from its investment broker. The loan bears interest at 1/2% above the Call Rate, as published in the Wall Street Journal and is collateralized by the Company's investment portfolio. As of December 31, 1999, $3,088,918 remained payable under this arrangement. The margin loan was repaid in full during the first quarter of 2000.

7.          LOAN PAYABLE

            On May 7, 1999, the Company purchased for $4.3 million the building in Petaluma, California, which previously housed the Company's headquarters. In conjunction with the building acquisition, the Company paid $2.2 million of the purchase price in cash and entered into a loan payable for the remaining $2.1 million. The loan has a ten-year term and is payable in monthly installments plus one balloon payment of approximately $1.8 million, due on May 10, 2009. The loan bears interest at 0.5% per annum above the Prime Rate, as published in the West Coast Edition of the Wall Street Journal. The loan is fully guaranteed by each of the Company's subsidiaries. In addition, the loan agreement contains certain covenants with which the Company must comply, including restrictions on indebtedness or investments outside the ordinary course of business and restrictions on dividends or other changes in the Company's capital structure. One of the covenants requires management to obtain lender approval prior to repurchasing non-redeemable common stock. The Lender has waived this covenant through June 30, 2000, provided that such voluntary repurchases do not exceed $125,000 per quarter. Pursuant to the loan agreement, the Company was also required to place approximately $560,000 in reserve to cover loan payments in the event of default and to provide for certain repair costs. Such reserved amounts are classified as Other Assets in the accompanying consolidated balance sheet at December 31, 1999.

            The Company's future principal payments are as follows:


                        Year Ended December 31,                                 Principal
                        -----------------------                                 ---------
                              2000                                           $       27,166
                              2001                                                   29,509
                              2002                                                   32,053
                              2003                                                   34,817
                              2004                                                   37,820
                              Thereafter                                          1,962,768


8.          INCENTIVE COMPENSATION PAYABLE

            Under the Company's Officer Incentive Bonus Plan (the "Plan"), each officer of the Company is allocated from 0.75% to 1.25% of annual net income in a given year (the "Bonus Year"), before officer incentive bonuses, as an incentive bonus (the "Bonus"). The payment of the Bonus occurs in equal amounts over the three years following the Bonus Year. The first payment is automatically paid immediately following the end of the Bonus Year. The remaining two payments are paid in the second and third years following the Bonus Year and are contingent upon the Company achieving targeted growth in net income during the first and second years following the Bonus Year, respectively. The Bonus payment is forfeited for any year during which the specified growth is not achieved. At December 31, 1999 and 1998, $596,506 and $798,062 respectively, are reflected as incentive compensation payable in the accompanying consolidated balance sheets of which $469,720 and $488,671, respectively, are classified as non-current liabilities. Such amounts primarily represent the deferred portion of the 1999 and 1998 Bonuses.

9.          DEFERRED COMPENSATION PAYABLE

            The Company sponsors a qualified defined contribution 401(k) plan (the "401(k) Plan"), which is available to all employees. The 401(k) Plan allows employees to defer, on a pretax basis, a portion of their compensation as contributions to the 401(k) Plan. Employees may elect to contribute up to 15% of their annual compensation (not to exceed $10,000 annually for 1999 and 1998) to the 401(k) Plan. The Company matches 50% of each employee's contributions, up to a maximum of 6% of annual compensation. The Company's matching contributions charged to operating expenses were $348,132, $272,658, and $181,443 for the years ended December 31, 1999, 1998, and 1997, respectively.

            The Company also sponsors a non-qualified deferred compensation plan (the "Key Employee Deferred Compensation Plan"), which is available to certain employees who, because of Internal Revenue Code limitations, are prohibited from contributing the maximum percentage of salary to the 401(k) Plan. Under the Key Employee Deferred Compensation Plan certain employees may defer, on a pre-tax basis, a percentage of annual compensation, including bonuses. The Company matches 50% of each employee's contributions, up to a maximum of 6% of annual compensation, less amounts already matched under the 401(k) Plan. Deferrals under the Key Employee Deferred Compensation Plan began in the first quarter of 1999. Pursuant to the Key Employee Deferred Compensation Plan, the Company recorded $53,073 in matching expense during the year ended December 31, 1999. As of December 31, 1999, employee contributions and Company matching contributions, net of accumulated losses, totaled $213,045. Such amounts are reflected as a liability in the accompanying consolidated balance sheet.

            The Company also sponsors a non-qualified deferred compensation plan under which producers may defer, on a pre-tax basis, up to 50% of annual commissions (the "Producer Commission Deferral Plan"). Producers who earn a minimum of $100,000 in annual commission are eligible to participate in the Producer Commission Deferral Plan. In addition, the Company will match producer contributions for those producers who earn over $250,000 in annual commissions at rates ranging from 1% to 5% of amounts deferred, depending on the level of annual commissions earned. Deferrals under the Producer Commission Deferral Plan began in the second quarter of 1999. During the year ended December 31, 1999, $55,710 in matching contributions were charged to operating expenses related to the Producer Commission Deferral Plan. As of December 31, 1999, producer contributions and Company matching contributions, net of accumulated losses, totaled $1,151,668. Such amounts are reflected as a liability in the accompanying consolidated balance sheet.

            Assets held by the Company in the Key Employee Deferred Compensation Plan and the Producer Commission Deferral Plan are subject to the general creditors of the Company.

10.         COMMITMENTS AND CONTINGENCIES

            The Company leases office and warehouse premises and certain office equipment under non-cancelable operating leases. Related rent expense of $875,971, $369,231, and $335,973 are included in occupancy costs for the years ended December 31, 1999, 1998, and 1997, respectively. Total rentals for and leases of equipment included in equipment expense were $416,770, $255,078, and $146,874 for the years ended December 31, 1999, 1998, and 1997, respectively.

            In October 1998, the Company entered into a new lease for approximately 72,000 square feet of office space in Petaluma, California, into which the Company moved its headquarters in July 1999. This lease expires in July 2009, and includes an option to extend the term for two five-year periods. Pursuant to the lease, the Company pays monthly base rent of $71,612, plus a pro-rata share of property taxes and operating expenses based on leased square footage. The base rent increases to $75,193 per month in July 2000 and then increases by 6% every twenty four months thereafter. Effective March 2000, the Company also entered into a lease for approximately 5,700 square feet of warehouse space in Petaluma, California, at a rate of $4,500 per month. expiring in February 2006.

            The Company also leases 18,200 square feet of office space in Des Moines, Iowa, at a monthly rate of $14,292, increasing to $26,179 per month in April 2000, and expiring in October 2004. In addition, the Company leases 30,500 square feet of office space in Rome, Georgia, at a rate of $11,438 per month, expiring December 2001.

            The Company's future minimum annual lease commitments under all operating leases are as follows:


                        Year Ended December 31,

                        -----------------------

                             2000                                                   $              1,905,151
                             2001                                                                  2,030,169
                             2002                                                                  1,864,285
                             2003                                                                  1,529,923
                             2004                                                                  1,373,880
                             Thereafter                                                            5,108,888
                                                                                    ------------------------
                             Total minimum lease payments                           $             13,812,296
                                                                                    ========================

            In May 1998, the Company entered into a Shareholder's Agreement with Lynda Regan, Chief Executive Officer of the Company and Chairman of the Company's Board of Directors, and certain other individuals. Under the terms of this agreement, in the event of the death of Ms. Regan, the Company shall repurchase from Ms. Regan's estate all shares of common stock that were owned by Ms. Regan at the time of her death, or were transferred by her to one or more trusts prior to her death. The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares. The Company has purchased a life insurance policy with a face amount of $14.0 million for the purpose of funding this obligation in the event of Ms. Regan's death.

            As a professional services firm engaged in marketing and servicing life insurance and annuity products, the Company encounters litigation in the normal course of business, including the activities relating to its former business of operating an insurance company. In December 1996, LMG and American National were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama, alleging misrepresentation and price discrimination in connection with the sale of certain annuity products issued by American National and marketed by LMG. American National and LMG have denied the allegations contained in the complaint as well as any wrongdoing with respect to the sale and issuance of annuities. However, on June 7, 1998, in order to avoid protracted litigation, American National and LMG entered into a settlement agreement with the plaintiffs and other class members. LMG's portion of the settlement, net of recovery under its Errors and Omissions insurance policy, was approximately $1.1 million, which was recorded as an expense in 1998. Management is not aware of any material asserted or unasserted litigation which existed at December 31, 1999.

            As part of the Company's agreements with certain of its insurance producers (the "Producers"), the Company may, under certain circumstances, be obligated to purchase the business of the Producers. At December 31, 1999, there were no outstanding commitments by the Company relating to such obligations.

11.         REDEEMABLE COMMON STOCK

            The following table summarizes transactions affecting redeemable common stock during the years ended December 31, 1999, 1998, and 1997:

                                                             Series A                                  Series B
                                                       Redeemable Common Stock                  Redeemable Common Stock
                                                       -----------------------                  -----------------------
                                                                      Carrying                                  Carrying
                                                    Shares              Amount                Shares              Amount
                                                    ------              ------                ------              ------
            Balance
               January 1, 1997                      5,769,086   $      10,512,023            610,326          $1,830,978
            Redemptions and
               retirement of
               common stock                          (261,760)           (471,955)            (9,465)            (28,395)
                                              ----------------   -----------------   ----------------   -----------------
            Balance
               December 31, 1997                    5,507,326          10,040,068            600,861           1,802,583
            Redemptions and
               retirement of
               common stock                          (335,879)           (612,021)            (1,733)             (5,199)
                                              ----------------   -----------------   ----------------   -----------------
            Balance
               December 31, 1998                    5,171,447           9,428,047            599,128           1,797,384
            Redemptions and
               retirement of
               common stock                          (249,832)           (421,289)            (9,371)            (28,113)
            Accretion to
               redemption value                           --              787,256                 --                  --
                                             ----------------   -----------------   ----------------   -----------------
            Balance
               December 31, 1999                    4,921,615   $       9,794,014            589,757   $       1,769,271
                                             ================   =================   ================   =================


                                                                Total
                                                        Redeemable Common Stock
                                                        ------------------------
                                                                         Carrying
                                                       Shares              Amount
                                                       ------              ------
            Balance
               January 1, 1997                        6,379,412        $12,343,001
            Redemptions and
               retirement of
               common stock                            (271,225)          (500,350)
                                               ----------------    ----------------
            Balance
               December 31, 1997                      6,108,187         11,842,651
            Redemptions and
               retirement of
               common stock                            (337,612)          (617,220)
                                               ----------------    ----------------
            Balance
               December 31, 1998                      5,770,575         11,225,431
            Redemptions and
               retirement of
               common stock                            (259,203)          (449,402)
            Accretion to
               redemption value                             --             787,256
                                               ----------------    ----------------
            Balance
               December 31, 1999                      5,511,372    $    11,563,285
                                              =================    ================


                Shares of Redeemable Common Stock are excluded from total shares issued and outstanding in the accompanying consolidated balance sheets.

12.         STOCK OPTIONS AND STOCK AWARDS

            The Company currently sponsors two stock-based compensation plans, which are described below. Options were first granted under both plans during 1998. Under both plans, the exercise price of each option equals the estimated fair market value of the underlying common stock on the date of grant, as estimated by management (see
            Note 1) and as discounted for lack of marketability, except for incentive stock options granted to 10% shareholders where the exercise price equals 110% of the estimated fair market value. Both plans are administered by committees, which are appointed by the Company's Board of Directors.

            Producer Option Plan--Under the Regan Holding Corp. Producer Stock Option and Award plan (the "Producer Option Plan"), the Company may grant to LMG producers and LFS registered representatives non-qualified stock options (the "Producer Options") to purchase the Company's common stock. 9,500,000 shares have been reserved for grant under the Producer Option Plan. The Producer Options granted through June 1999 vested ratably over the five years following grant. During the second quarter of 1999, however, the Company waived the Producer Options' vesting provisions, thereby converting the Producer Options from "variable" to "fixed" options pursuant to guidance proscribed in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as interpreted by Emerging Issues Task Force Issue 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring or in Conjunction With Selling Goods and Services. As a result, the Company recorded $2,867,000 of expense during 1999 representing management's estimate of the fair value of the Producer Options at the date that the vesting provisions were waived. The fair value of the options was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates ranging from 5.3% to 6.0%, expected volatility ranging from 27.7% to 39.5%, and expected lives ranging from one to five years. A dividend yield assumption was not applicable, as the Company's stock is not publicly traded nor does the Company pay dividends. All Producer Options granted after June 1999 were immediately vested upon grant. Producer Options generally expire in six years.

            Under the Producer Option Plan, the Company may also award shares of its common stock to Producers. During 1998, no awards were made. During 1999, 330,634 shares of Series A common stock were awarded to producers, when the estimated fair market value of the shares was $1.27 per share. As a result, the Company recorded marketing and sales promotion expense of $419,905 during the year ended December 31, 1999.

            Employee Option Plan--Under the Regan Holding Corp. 1998 Stock Option Plan (the "Employee Option Plan"), the Company may grant to employees and directors incentive stock options and non-qualified options to purchase the Company's common stock (collectively referred to herein as "Employee Options"). 5,500,000 shares have been reserved for grant under the Employee Option Plan. The Employee Options generally vest over four or five years and expire in ten years, except for incentive stock options granted to 10% shareholders, which expire in five years. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the Employee Option Plan. Accordingly, no compensation expense has been recognized for options granted under the Employee Option Plan. Had the Company elected to recognize compensation expense in accordance with SFAS No. 123, the Company's net income and earnings per share for the year ended December 31, 1999 would have been reduced for options granted under the Employee Option Plan to the pro-forma amounts indicated below:


                                                                                               Earnings

                                                                    Net                       per Share-
                                                                  Income                        Basic
                                                                  ------                      ----------
                December 31, 1999
                      As reported                    $           4,467,834          $            0.17
                      Pro-Forma                      $           3,991,616          $            0.15

                December 31, 1998
                        As reported                  $           9,770,208          $            0.37
                        Pro-Forma                    $           9,727,809          $            0.37

                                                             Earnings
                                                            per Share-
                                                             Diluted
                                                            ----------

                December 31, 1999
                      As reported                    $           0.16
                      Pro-Forma                      $           0.14

                December 31, 1998
                        As reported                  $           0.36
                        Pro-Forma                    $           0.36


            For purposes of estimating the fair value of the Employee Options for the pro-forma amounts listed above, the Company applied the minimum value method, as proscribed in SFAS No. 123, with risk-free rate interest rate assumptions ranging from 4.7% to 6.3% and expected life assumptions ranging from five to seven years. Volatility and dividend yield assumptions were not applicable, as the Company's stock is not publicly traded nor does the Company pay dividends.

            The following table summarizes transactions under both plans:


                                                  Employee Option Plan                 Producer Option Plan
                                                 ---------------------                --------------------
                                                             Weighted-average                   Weighted-average
                                                Shares        Exercise Price          Shares      Exercise Price
                                                ------       ----------------         ------    ----------------
            Outstanding at
              January 1, 1998                            --       $   --                     --       $   --
            Granted                               1,513,000       $ 0.74                992,000       $ 0.76
            Forfeited                               (23,000)      $ 0.73                 (6,500)      $ 0.73
                                             --------------                        ------------
            Outstanding at
               December 31, 1998                  1,490,000       $ 0.74                985,500       $ 0.76
            Granted                               1,552,200       $ 1.29              4,921,250       $ 1.27
            Exercised                                (8,350)      $ 0.79                (64,100)      $ 1.02
            Forfeited                               (46,100)      $ 1.06                (20,750)      $ 1.17
                                              --------------                        ------------
            Outstanding at
               December 31, 1999                  2,987,750       $ 1.02              5,821,900       $ 1.19
                                             ==============                        ============
            Exercisable at
                December 31, 1999                   343,650      $  0.77              5,821,900       $ 1.19
                                             ==============                        ============


                                                                  Total

                                                       -----------------------------
                                                                     Weighted-average
                                                       Shares        Exercise Price
                                                       ------      ------------------
            Outstanding at
               January 1, 1998                                --        $        --
            Granted                                    2,505,000        $      0.75
            Forfeited                                    (29,500)       $      0.73
                                                      ----------
            Outstanding at
               December 31, 1998                       2,475,500        $      0.75
            Granted                                    6,473,450        $      1.27
            Exercised                                    (72,450)       $      0.99
            Forfeited                                    (66,850)       $      1.09
                                                     -----------
            Outstanding at
               December 31, 1999                       8,809,650        $      1.13
                                                      ==========

            Exercisable at
                December 31, 1999                      6,165,550        $      1.16
                                                      ==========


            The following table summarizes information about stock options outstanding at December 31, 1999 under both plans:


                                                                  Options Outstanding
                                                   -----------------------------------------------------
                                                                      Weighted                 Weighted
                                                                      Average                  Average
                                                                     Remaining                 Exercise
              Range of exercise prices                  Shares     Contractual Life              Price
              ------------------------                  ------     ----------------             ------
              $0.73 - $0.84                            2,284,300            6.4                 $0.73
              $1.03                                      129,750            4.4                 $1.03
              $1.27 - $1.40                            6,395,600            5.9                 $1.27
                                                       ---------
                                                       8,809,650            6.0                 $1.13
                                                       =========


                      Options Exercisable
              -----------------------------------------
                                            Weighted
                                            Average
                                            Exercise
                               Shares        Price
                               ------        -----
                              1,170,300      $0.73

                                107,250      $1.03
                              4,888,000      $1.27

                              ---------
                              6,165,550      $1.16

                              =========

            During the first quarter of 2000, the Company granted 2,120,247 options to producers under the Producer Option Plan and 2,146,800 options to employees under the Employee Option Plan.

13.         INCOME TAXES

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

            The provisions for federal and state income taxes consist of amounts currently payable and amounts deferred which, for the periods indicated, are shown below:


                                                                                         For the Year Ended December 31,

                                                                                 1999                        1998

                  Current income taxes:
                        Federal                                         $        3,481,693            $        5,002,541
                        State                                                      926,890                     1,375,980
                                                                        ------------------            ------------------
                              Total current                                      4,408,583                     6,378,521
                                                                        ------------------            ------------------
                  Deferred income taxes:
                        Federal                                                 (1,094,714)                       55,818
                        State                                                     (225,605)                     (8,417)
                                                                        ------------------             -----------------
                              Total deferred                                    (1,320,319)                     47,401
                                                                        ------------------            ------------------
                  Provision for income taxes                            $        3,088,264           $        6,425,922
                                                                        ==================            ==================


                                                                        For the Year Ended December 31,

                                                                                          1997
                                                                                          ----
                  Current income taxes:
                        Federal                                                   $         1,262,317
                        State                                                                 572,332
                                                                                     ----------------
                              Total current                                                 1,834,649
                                                                                     ----------------
                  Deferred income taxes:

                        Federal                                                               405,951
                        State                                                                 (45,576)
                                                                                     ----------------
                              Total deferred                                                  360,375
                                                                                     ----------------
                  Provision for income taxes                                      $         2,195,024
                                                                                     ================

            The Company's deferred tax assets (liabilities) consist of the following:


                                                                                                          December 31,

                                                                                       1999                                1998
                                                                                       ----                                ----

                  Alternative minimum tax credit carryforward                $          319,236                  $          373,620
                  Sales incentive trip accrual                                          895,841                             359,424
                  Fixed asset depreciation                                             (703,713)                            130,115
                  Producer stock option expense                                       1,861,483                             223,165
                  Capital loss, net of valuation allowance of
                        $23,864 and $0, respectively                                         --                                  --
                  Other                                                                 553,987                             178,071
                                                                             ------------------                  ------------------
                        Total deferred tax assets                            $        2,926,834                  $        1,264,395
                                                                             ==================                  ==================


            The provisions for income taxes differ from the provisions computed by applying the statutory federal income tax rate (34%) to income before taxes, as follows:


                                                                                      For the Year Ended December 31,

                                                                                     1999                        1998
                                                                                     ----                        ----
                  Federal income taxes due at
                     statutory rate (34%)                                   $        2,569,076            $        5,566,612
                  Increases (reductions) in income taxes resulting from:
                        State franchise taxes, net of
                           federal income tax benefit                                  492,966                      907,981
                        Other                                                           26,222                     (48,671)
                                                                            ------------------            ------------------
                  Provision for income taxes                                $        3,088,264          $        6,425,922
                                                                            ==================            ==================



                                                                                                    1997
                                                                                                    ----
                  Federal income taxes due at
                     statutory rate (34%)                                              $             1,817,462
                  Increases (reductions) in income taxes resulting from:
                        State franchise taxes, net of
                           federal income tax benefit                                                  375,892
                        Other                                                                            1,670
                                                                                       -----------------------
                  Provision for income taxes                                           $             2,195,024
                                                                                       =======================



            As of December 31, 1999, the Company also has, for income tax purposes, $319,236, in alternative minimum tax credits which can be used to reduce income taxes in subsequent years to the extent regular tax exceeds tentative minimum tax. The credits have no expiration date.

14.         EARNINGS PER SHARE

            Following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculations. No potentially dilutive securities existed prior to January 1, 1998.



                                                                       Income               Shares          Per-share
                                                                     (Numerator)        (Denominator)         Amount
                                                                     -----------        -------------       ---------
            For the year ended December 31, 1999
            Basic earnings per share
                  Income available to common shareholders        $     4,467,834           26,393,679      $    0.17
                  Effective of dilutive securities
                        Employee and producer stock options                   --            1,366,461
                                                                 ---------------     ----------------
                  Diluted earnings per share                    $      4,467,834           27,760,140      $    0.16
                                                                 ===============     ================

            For the year ended December 31, 1998
            Basic earnings per share
                  Income available to common shareholders       $     9,770,208           26,543,535       $    0.37
                  Effective of dilutive securities
                        Employee and producer stock options                  --              643,901
                                                                ---------------     ----------------

                  Diluted earnings per share                    $     9,770,208           27,187,436       $    0.36
                                                                ===============     ================





             Options to purchase 25,500 shares of common stock at $1.39 per share were outstanding during the second half of 1999 and remained outstanding at December 31, 1999, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the year.

15.         SEGMENT INFORMATION

            The Company's reportable segments are those that are based on the Company's method of internal reporting, which desegregates its business into two primary reportable segments: Legacy Marketing Group, and Legacy Financial Services, Inc. The financial results of the Company's operating segments are presented on an accrual basis. There are no significant differences between the accounting policies of the segments as compared to the Company's consolidated financial statements. In addition to revenues and expenses recorded directly by each segment, the Company evaluates the performance of its segments and allocates resources to them based on estimates of salaries and other expenses attributed to each of the segments' operations. There are no material intersegment revenues.

The table below presents information about the Company's operating segments for the years ended December 31, 1999, 1998 and 1997:

                                            Legacy                  Legacy
                                           Marketing               Financial
                                             Group              Services, Inc.              Other                   Total
                                             -----              --------------              -----                   -----
  Year Ended December 31,
  1999
     Total revenue                 $       48,117,700      $           1,694,680    $              218,237   $          50,030,617
     Total expenses                        34,291,486                  1,485,463                 7,926,249              43,703,198
                                   ------------------      ---------------------     ---------------------   ---------------------
     Operating income (loss)               13,826,214                    209,217                (7,708,012)              6,327,419
     Other income                           1,202,854                      3,155                    22,670               1,228,679
                                   ------------------      ---------------------     ---------------------   ---------------------
     Income (loss) before tax              15,029,068                    212,372                (7,685,342)              7,556,098
     Tax provision (benefit)                5,413,341                    (55,514)               (2,269,563)              3,088,264
                                   ------------------      ---------------------     ---------------------   ---------------------
     Net income (loss)             $        9,615,727      $             267,886    $           (5,415,779)  $           4,467,834
                                   ==================      =====================     =====================   =====================

  Year Ended December 31,
  1998
     Total revenue                 $       45,113,652      $             821,512    $                  --   $          45,935,164
     Total expenses                        27,649,023                    861,486                 2,449,557              30,960,066
                                   ------------------      ---------------------     ---------------------   ---------------------
     Operating income (loss)               17,464,629                    (39,974)               (2,449,557)             14,975,098
     Other income (loss)                    1,220,313                      1,439                      (720)              1,221,032
                                   ------------------      ---------------------     ---------------------   ---------------------
     Income (loss) before tax              18,684,942                    (38,535)               (2,450,277)             16,196,130
     Tax provision (benefit)                6,880,139                   (128,953)                 (325,264)              6,425,922
                                   ------------------      ---------------------     ---------------------   ---------------------
     Net income (loss)             $       11,804,803      $              90,418     $          (2,125,013)  $           9,770,208
                                   ==================      =====================     =====================   =====================

  Year Ended December 31,
  1997
     Total revenue                 $       21,571,588      $             311,894     $                  --   $          21,883,482
     Total expenses                        15,011,972                    653,926                 1,569,699              17,235,597
                                   ------------------      ---------------------     ---------------------   ---------------------
     Operating income (loss)                6,559,616                   (342,032)               (1,569,699)              4,647,885
     Other income (loss)                      715,168                         --                   (17,575)                697,593
                                   ------------------      ---------------------     ---------------------   ---------------------
     Income (loss) before tax               7,274,784                   (342,032)               (1,587,274)              5,345,478
     Tax provision (benefit)                2,420,753                   (230,335)                    4,606               2,195,024
                                   ------------------      ----------------------    ---------------------   ---------------------
     Net income (loss)             $        4,854,031      $            (111,697)    $          (1,591,880)  $           3,150,454
                                   ==================      =====================     ======================  =====================

  Total assets
     December 31, 1999             $       27,652,585      $           1,300,153     $          17,639,658   $          46,592,396
                                   ==================      =====================     =====================   =====================
     December 31, 1998             $       21,777,580      $             823,714     $           8,684,719   $          31,286,013
                                   ==================      =====================     =====================   =====================

            The "Other" segment above includes Regan Holding Corp.
            (stand-alone) and its remaining subsidiaries, LifeSurance Corporation, Legacy Advisory Services, Inc., and Legacy Reinsurance Company. Such entities' operations do not currently factor significantly into management decision making and, accordingly, were not separated for purposes of this disclosure.

16.         RELATED PARTY TRANSACTIONS

            The Company paid Ashley A. Penney, a director until August 1997, $133,113 for services provided as a human resources consultant during the year ended December 31, 1997.

17.         CONCENTRATION OF RISK

            At December 31, 1999, the Company was contracted with over 19,000 independent insurance Producers to sell insurance products throughout the country in a majority of the fifty states. Production in no one state accounted for over 20% of insurance premiums to the Carriers nor of the corresponding revenue of the Company during 1999.

            Prior to December, 1995, American National was the only insurance company with which the Company was contracted to market insurance products. This arrangement generated approximately 10.5%, 12.7%, and 36.2% of total revenues to the Company during 1999, 1998 and 1997, respectively. In December 1995, the Company contracted to provide marketing and administrative services for IL Annuity. This arrangement generated approximately 73.5% 79.9% and 57.0% of the Company's revenues during 1999, 1998 and 1997, respectively. In May 1998, the Company contracted to provide marketing and administrative services for Transamerica. These agreements generated approximately 11.3% and 1.7% of the Company's revenue during 1999 and 1998, respectively. However, neither the Marketing Agreements nor the Administrative Agreements prevent the Company from entering into similar arrangements with other insurance companies.

            Although the Company markets and administers several annuity and life insurance products on behalf of the Carriers, the Company's revenues are derived primarily from sales and administration of certain annuity products, especially the VisionMark(TM) annuity offered by IL Annuity. During 1999, 1998, and 1997, 56.2%, 70.6% and 52.4%, respectively, of the Company's consolidated revenue resulted from sales of the VisionMark(TM) annuity.

            At December 31, 1999, the Company's investment portfolio included a $12 million investment in Indianapolis Life Group of Companies ("Indianapolis Group"), an affiliate of IL Annuity, which represents 25.8% of the Company's total assets. In the first quarter of 2000, the Indianapolis Group repurchased the equity securities from the Company for $12,546,099, pursuant to the terms of the Investment Agreement.

18.         SUBSEQUENT EVENTS

            In February 2000, LMG entered into an Agency Agreement with Bankers United Life Assurance Company ("Bankers") pursuant to which LMG is authorized to solicit, through its network of independent insurance producers, sales of long-term care products offered by Bankers. For this solicitation, LMG will receive commissions based on the volume of premiums sold and the age of the policyholder. The Agency Agreement may be terminated by either party with 15 days notice without cause, and may be terminated by either party immediately for cause. LMG is currently working to become licensed in several states to sell long-term care products. Accordingly, no sales of long-term care products have occurred to date.

            During the first quarter of 2000, the Marketing and Administrative Agreements with American National were amended to extend the terms of the agreements to April 30, 2000. LMG and American National are in the process of negotiating a five year extension for both agreements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidating Balance Sheet
December 31, 1999

                                                                                                     Legacy
                                                             Regan              Legacy              Financial
                                                            Holding            Marketing            Services,         LifeSurance
                                                             Corp.               Group                Inc.            Corporation
                                                             -----               -----                ----            -----------
ASSETS
   Cash and cash equivalents                          $       450,749     $       (138,068)  $         416,243   $        348,090
   Investments                                                     --           20,861,973                  --                 --
   Accounts receivable                                        448,657            1,551,644             625,708               (146)
   Prepaid expenses                                           122,033              397,346              78,667             43,713
   Income taxes receivable (payable)                        5,430,529           (3,034,756)            (41,409)           533,624
   Intercompany receivable (payable)                      (15,962,012)          15,996,961              18,136                 --
   Deferred income taxes--current                                  --              895,841                  --                 --
   Marketing supplies inventory                                    --              691,559              14,859                 --
                                                      ---------------     ----------------   -----------------   ----------------
      Total current assets                                 (9,510,044)          37,222,500           1,112,204            925,281
                                                      ----------------    ----------------   -----------------   ----------------
   Net fixed assets                                         8,097,314            3,980,657                  --             90,164
   Investment in subsidiaries                              35,701,393                   --                  --                 --
   Deferred income taxes--non-current                       1,283,011              739,218               8,764                 --
   Prepaid software licensing fees                                 --              779,375                  --                 --
   Other assets                                               562,730              927,796             197,321            120,739
                                                      ---------------     ----------------   -----------------   ----------------
      Total non-current assets                             45,644,448            6,427,046             206,085            210,903
                                                      ---------------     ----------------   -----------------   ----------------
      TOTAL ASSETS                                    $    36,134,404     $     43,649,546   $       1,318,289   $      1,136,184
                                                      ===============     ================   =================   ================
LIABILITIES
   Accounts payable                                   $        42,865     $        338,859   $          23,059   $         31,216
   Accrued sales convention costs                                  --            2,248,913                  --                 --
   Accrued liabilities                                        354,628            3,111,976             611,744            273,789
   Software licensing fees payable                                 --              537,500                  --                 --
   Other current liabilities                                       --              107,384                  --                 --
   Margin loan payable                                             --            3,088,918                  --                 --
                                                      ---------------     ----------------   -----------------   ----------------
      Total current liabilities                               397,493            9,433,550             634,803            305,005
                                                      ---------------     ----------------   -----------------   ----------------
   Loan payable                                             2,124,133              132,285                  --                 --
   Incentive compensation payable                                  --              469,720                  --                 --
   Deferred compensation payable                                   --            1,364,713                  --                 --
   Other liabilities                                               --              167,641                  --                 --
                                                      ---------------     ----------------   ------------------------------------
      Total non-current liabilities                         2,124,133            2,134,359                  --                 --
                                                      ---------------     ----------------   -----------------   ----------------
      TOTAL LIABILITIES                                     2,521,626           11,567,909             634,803            305,005
                                                      ---------------     ----------------   -----------------   ----------------
COMMITMENTS AND CONTINGENCIES                                      --                   --                  --                 --
REDEEMABLE COMMON STOCK                                    11,563,285                   --                  --                 --
                                                      ---------------     ----------------   -----------------   ----------------
SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock                                             3,659,367              100,000              50,000                 --
   Paid-in capital from retirement
      of common stock                                         927,640              510,753           1,650,000          9,277,919
   Paid-in capital from producer stock
      options                                               2,870,000                   --              22,000                 --
   Retained earnings (accumulated deficit)                 14,592,486           32,042,988          (1,038,514)        (8,446,740)
   Accumulated other comprehensive
      income-net                                                   --             (572,104)                 --                 --
                                                      ---------------     -----------------  -----------------   ----------------
      TOTAL SHAREHOLDERS' EQUITY                           22,049,493           32,081,637             683,486            831,179
                                                      ---------------     ----------------   -----------------   ----------------
TOTAL LIABILITIES, REDEEMABLE
COMMON STOCK & SHAREHOLDERS'
EQUITY(DEFICIT)                                       $    36,134,404     $     43,649,546   $       1,318,289   $      1,136,184
                                                      ===============     ================   =================   ================
                                                         Legacy
                                                        Advisory             Legacy            Combined
                                                        Services,          Reinsurance       December 31,
                                                          Inc.               Company             1999
                                                          ----               -------             ----
ASSETS
   Cash and cash equivalents                       $        13,115     $         4,630    $       1,094,759
   Investments                                                  --                  --           20,861,973
   Accounts receivable                                           4                  --            2,625,867
   Prepaid expenses                                             --                  --              641,759
   Income taxes receivable (payable)                         5,713                  --            2,893,701
   Intercompany receivable (payable)                       (28,429)            (24,656)                  --
   Deferred income taxes--current                               --                  --              895,841
   Marketing supplies inventory                                 --                  --              706,418
                                                   ---------------     ---------------    -----------------
      Total current assets                                  (9,597)            (20,026)          29,720,318
                                                   ----------------    ---------------    -----------------
   Net fixed assets                                             --                  --           12,168,135
   Investment in subsidiaries                                   --                  --           35,701,393
   Deferred income taxes--non-current                           --                  --            2,030,993
   Prepaid software licensing fees                              --                  --              779,375
   Other assets                                                 --             209,989            2,018,575
                                                   ---------------     ---------------    -----------------
      Total non-current assets                                                 209,989           52,698,471
                                                   ---------------     ---------------    -----------------
      TOTAL ASSETS                                 $        (9,597)    $       189,963    $      82,418,789
                                                   ===============     ===============    =================
LIABILITIES
   Accounts payable                                $            --     $            --    $         435,999
   Accrued sales convention costs                               --                  --            2,248,913
   Accrued liabilities                                          --                  --            4,352,137
   Software licensing fees payable                              --                  --              537,500
   Other current liabilities                                    --                  --              107,384
   Margin loan payable                                          --                  --            3,088,918
                                                   ---------------     ---------------    -----------------
      Total current liabilities                                                     --           10,770,851
                                                   ---------------     ---------------    -----------------
   Loan payable                                                 --                  --            2,256,418
   Incentive compensation payable                               --                  --              469,720
                                                   ---------------     ---------------    -----------------
   Deferred compensation payable                                --                  --            1,364,713
   Other liabilities                                            --                  --              167,641
                                                   ---------------     ---------------    -----------------
      Total non-current liabilities                             --                  --            4,258,492
                                                   ---------------     ---------------    -----------------
      TOTAL LIABILITIES                                         --                  --           15,029,343
                                                   ---------------     ---------------    -----------------
COMMITMENTS AND CONTINGENCIES                                   --                  --                   --
REDEEMABLE COMMON STOCK                                         --                  --           11,563,285
                                                   ---------------     ---------------    -----------------
SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock                                                 --             100,000            3,909,367
   Paid-in capital from retirement
      of common stock                                           --             100,000           12,466,312
   Paid-in capital from producer stock
      options                                                   --                  --            2,892,000
   Retained earnings (accumulated deficit)                  (9,597)            (10,037)          37,130,586
   Accumulated other comprehensive
      income-net                                                --                  --             (572,104)
                                                   ---------------     ---------------    -----------------
      TOTAL SHAREHOLDERS' EQUITY                            (9,597)            189,963           55,826,161
                                                   ---------------     ---------------    -----------------
TOTAL LIABILITIES, REDEEMABLE
COMMON STOCK & SHAREHOLDERS'
EQUITY(DEFICIT)                                    $        (9,597)    $       189,963    $      84,418,789
                                                   ===============     ===============    =================

                                                                             Consolidated
                                                                             December 31,
                                                        Eliminations             1999
                                                        ------------             ----
ASSETS
   Cash and cash equivalents                        $               --   $      1,094,759
   Investments                                                      --         20,861,973
   Accounts receivable                                              --          2,625,867
   Prepaid expenses                                           (125,000)           516,759
   Income taxes receivable (payable)                                --          2,893,701
   Intercompany receivable (payable)                                --                 --
   Deferred income taxes--current                                   --            895,841
   Marketing supplies inventory                                     --            706,418
                                                    ------------------   ----------------
      Total current assets                                    (125,000)        29,595,318
                                                    ------------------   ----------------
   Net fixed assets                                                 --         12,168,135
   Investment in subsidiaries                              (35,701,393)                --
   Deferred income taxes--non-current                               --          2,030,993
   Prepaid software licensing fees                                  --            779,375
   Other assets                                                                 2,018,575
                                                    ------------------   ----------------
      Total non-current assets                             (35,701,393)        16,997,078
                                                    -------------------  ----------------
      TOTAL ASSETS                                  $      (35,826,393)  $     46,592,396
                                                    ===================  ================
LIABILITIES
   Accounts payable                                 $               --   $        435,999
   Accrued sales convention costs                                   --          2,248,913
   Accrued liabilities                                        (125,000)         4,227,137
   Software licensing fees payable                                  --            537,500
   Other current liabilities                                        --            107,384
   Margin loan payable                                                          3,088,918
                                                    ------------------   ----------------
      Total current liabilities                               (125,000)        10,645,851
                                                    ------------------   ----------------
   Loan payable                                                     --          2,256,418
   Incentive compensation payable                                   --            469,720
   Deferred compensation payable                                    --          1,364,713
   Other liabilities                                                --            167,641
                                                    ------------------   ----------------
      Total non-current liabilities                                 --          4,258,492
                                                    ------------------   ----------------
      TOTAL LIABILITIES                                       (125,000)        14,904,343
                                                    ------------------   ----------------
COMMITMENTS AND CONTINGENCIES                                       --                 --
REDEEMABLE COMMON STOCK                                             --         11,563,285
                                                    ------------------   ----------------
SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock                                               (250,000)         3,659,367
   Paid-in capital from retirement
      of common stock                                      (11,538,672)           927,640
   Paid-in capital from producer stock
      options                                                       --          2,892,000
   Retained earnings (accumulated deficit)                 (23,912,721)        13,217,865
   Accumulated other comprehensive
      income-net                                                    --           (572,104)
                                                    ------------------   ----------------
      TOTAL SHAREHOLDERS' EQUITY                           (35,701,393)        20,124,768
                                                    ------------------   ----------------
TOTAL LIABILITIES, REDEEMABLE
COMMON STOCK & SHAREHOLDERS'
EQUITY(DEFICIT)                                     $      (35,826,393)  $     46,592,396
                                                    ==================   ================

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidating Income Statement
For the Year Ended December 31, 1999


                                                                                                     Legacy
                                                            Regan               Legacy              Financial
                                                           Holding            Marketing             Services,         LifeSurance
                                                             Corp.               Group                Inc.            Corporation
                                                             -----               -----                ----            -----------
INCOME
   Marketing allowances                               $            --     $     25,363,487   $         113,857   $             --
   Commission income                                               --           13,900,907           1,491,835                 --
   Administrative fees                                             --            8,637,245                  --                 --
   Intercompany management fee income                       1,643,532              213,800                  --                 --
   Seminar income                                                  --              179,330                  --            201,989
   Other income                                                12,921               36,731              88,988                705
                                                      ---------------     ----------------   -----------------   ----------------
      Total Income                                          1,656,453           48,331,500           1,694,680            202,694
                                                      ---------------     ----------------   -----------------   ----------------

EXPENSES
   Salaries and related benefits                                   --           20,620,054             979,325            617,518
   Sales promotion and support                                449,118            6,602,008             234,422            449,089
   Producer stock options                                   2,845,000                   --              22,000                 --
   Professional fees                                          640,170            1,498,873              63,791            142,151
   Occupancy                                                  363,750            1,692,601              36,318            100,963
   Depreciation and amortization                            1,341,603              337,642               7,723             67,897
   Equipment                                                  354,498              637,097              25,415              2,065
   Courier and postage                                         20,534              882,157              61,078             44,733
   Stationery and supplies                                      1,335              882,978               3,489             66,436
   Travel and entertainment                                       774              590,044              35,550             81,408
   Insurance                                                   68,481              336,425              (8,984)             4,007
   Miscellaneous                                              212,713              211,607              25,336             23,404
   Intercompany management fees                                    --            1,500,000             357,332                 --
                                                      ---------------     ----------------   -----------------   ----------------
      Total expenses                                        6,297,976           35,791,486           1,842,795          1,599,671
                                                      ---------------     ----------------   -----------------   ----------------

INCOME BEFORE INCOME FROM
   SUBSIDIARIES                                            (4,641,523)          12,540,014            (148,115)        (1,396,977)
INCOME FROM SUBSIDIARIES                                    7,360,176                   --                  --                 --
                                                      ---------------     ----------------   -----------------   ----------------

OPERATING INCOME                                            2,718,653           12,540,014            (148,115)        (1,396,977)
OTHER INCOME
   Investment income-net                                       17,201            1,202,854               3,155                839
                                                      ---------------     ----------------   -----------------   ----------------
INCOME BEFORE INCOME TAXES                                  2,735,854           13,742,868            (144,960)        (1,396,138)
PROVISION FOR INCOME TAXES                                 (1,731,980)           5,413,341             (55,514)          (533,636)
                                                      ---------------     ----------------   -----------------   ----------------

NET INCOME (LOSS)                                     $     4,467,834     $      8,329,527   $         (89,446)  $       (862,502)
                                                      ===============     ================   =================   ================

                                                     Legacy                                Combined
                                                    Advisory             Legacy           Year Ended
                                                    Services,          Reinsurance       December 31,
                                                      Inc.               Company             1999
                                                      ----               -------             ----
INCOME
   Marketing allowances                        $            --     $            --    $      25,477,344
   Commission income                                     2,517                  --           15,395,259
   Administrative fees                                      --                  --            8,637,245
   Intercompany management fee income                       --                  --            1,857,332
   Seminar income                                           --                  --              381,319
   Other income                                            105                  --              139,450
                                               ---------------     ---------------    -----------------
      Total Income                                       2,622                  --           51,887,949
                                               ---------------     ---------------    -----------------

EXPENSES
   Salaries and related benefits                            --                  --           22,216,897
   Sales promotion and support                             360                  --            7,734,997
   Producer stock option expense                            --                  --            2,867,000
   Professional fees                                    13,504              14,595            2,373,084
   Occupancy                                                --                  --            2,193,632
   Depreciation and amortization                            --                  --            1,754,865
   Equipment                                                --                  --            1,019,075
   Courier and postage                                      --                  --            1,008,502
   Stationery and supplies                                 120                  --              954,358
   Travel and entertainment                                 --                  --              707,776
   Insurance                                                --                  --              399,929
   Miscellaneous                                            --                  23              473,083
   Intercompany management fees                             --                  --            1,857,332
                                               ---------------     ---------------    -----------------
      Total Expenses                                    13,984              14,618           45,560,530
                                               ---------------     ---------------    -----------------

INCOME BEFORE INCOME FROM
   SUBSIDIARIES                                        (11,362)            (14,618)           6,327,419
INCOME FROM SUBSIDIARIES                                    --                  --            7,360,176
                                               ---------------     ---------------    -----------------

OPERATING INCOME                                       (11,362)            (14,618)          13,687,595
OTHER INCOME
   Investment income-net                                    --               4,630            1,228,679
                                               ---------------     ---------------    -----------------
INCOME BEFORE INCOME TAXES                             (11,362)             (9,988)          14,916,274
PROVISION FOR INCOME TAXES                              (3,997)                 50            3,088,264
                                               ---------------     ---------------    -----------------

NET INCOME                                     $        (7,365)    $       (10,038)   $      11,828,010
                                               ===============     ===============    =================
                                                                       Consolidated
                                                                        Year Ended
                                                                       December 31,
                                                  Eliminations             1999
                                                  ------------             ----
INCOME
   Marketing allowances                       $               --   $     25,477,344
   Commission income                                          --         15,395,260
   Administrative fees                                        --          8,637,245
   Intercompany management fee income                 (1,857,332)                --
   Seminar income                                             --            381,319
   Other income                                               --            139,450
                                              ------------------   ----------------
      Total Income                                    (1,857,332)        50,030,617
                                              ------------------   ----------------

EXPENSES
   Salaries and related benefits                              --         22,216,897
   Sales promotion and support                                --          7,734,997
   Producer stock option expense                              --          2,867,000
   Professional fees                                          --          2,373,084
   Occupancy                                                  --          2,193,632
   Depreciation and amortization                              --          1,754,865
   Equipment                                                  --          1,019,075
   Courier and postage                                        --          1,008,502
   Stationery and supplies                                    --            954,358
   Travel and entertainment                                   --            707,776
   Insurance                                                  --            399,929
   Miscellaneous                                              --            473,083
   Intercompany management fees                       (1,857,332)                --
                                              ------------------   ----------------
      Total Expenses                                  (1,857,332)        43,703,198
                                              ------------------   ----------------

INCOME BEFORE INCOME FROM
   SUBSIDIARIES                                               --          6,327,419
INCOME FROM SUBSIDIARIES                              (7,360,176)                --
                                              ------------------   ----------------

OPERATING INCOME                                              --          6,327,419
OTHER INCOME
   Investment income-net                                      --          1,228,679
INCOME BEFORE INCOME TAXES                            (7,360,176)         7,556,098
PROVISION FOR INCOME TAXES                                    --          3,088,264
                                              ------------------   ----------------

NET INCOME                                    $       (7,360,176)  $      4,467,834
                                              ==================   ================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

       The Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2000, is hereby incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Index to Exhibits and Financial Statement Schedules:
       1.     The following financial statements are included in Item 8:
              (i)           Independent Accountants Report.
              (ii) Consolidated Balance Sheets as of December 31, 1999 and 1998.
              (iii) Consolidated Income Statements for the years ended December 31, 1999, 1998 and 1997.
              (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.
              (v) Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.
              (vi)          Notes to Consolidated Financial Statements.
              (vii)         Supplemental Consolidating Data

       2. Financial statement schedules are omitted because the information is not required or has been included in the financial statements and related notes.

       3.     The following exhibits are included in response to Item 14(c):
              3(a)          Restated Articles of Incorporation.(1)
              3(b)          Amended and Restated Bylaws of the Company.(1)
              4             Certificate of Determination of Preferences of
                            Series C Common Stock of Regan Holding Corp.(2)
              10(a)         Administrative Services Agreement effective January
                            1, 1991, as amended, between Allianz Life Insurance
                            Company of North America and the Company.(2)
              10(b)(1)      Marketing Agreement effective June 1, 1993, as
                            amended, between American National Insurance Company and the Company.(2)
              10(b)(2)      Amendment Three to Marketing Agreement with American
                            National Insurance Company.(3)
              10(b)(3)      Amendment Four to Marketing Agreement with American
                            National Insurance Company.(3)
              10(b)(4)      Amendment Five to Marketing Agreement with American
                            National Insurance Company.(4)


-----------------------------------
(1) Incorporated herein by reference from the Company's quarterly Form 10-Q for the three months ended September 30, 1996.

(2) Incorporated herein by reference from the Company's annual report on Form 10-K for the year ended December 31, 1994.

(3) Incorporated herein by reference from the Company's quarterly Form 10-Q for the three months ended June 30, 1998.

(4) Incorporated herein by reference from the Company's annual report on Form 10-K for the year ended December 31, 1998.

              10(b)(5)      Amendment Six to Marketing Agreement with American
                            National Insurance Company.(1)
              10(b)(6)      Amendment Seven to Marketing Agreement with American
                            National Insurance Company.(2)
              10(b)(7)      Amendment Eight to Marketing Agreement with American
                            National Insurance Company.(3)
              10(b)(8)      Amendment Nine to Marketing Agreement with American
                            National Insurance Company.(3)
              10(b)(9)      Amendment Ten to Marketing Agreement with American
                            National Insurance Company.(4)
              10(b)(10)     Amendment Eleven to Marketing Agreement with
                            American National Insurance Company.
              10(b)(11)     Amendment Twelve to Marketing Agreement with
                            American National Insurance Company.
              10(c)(1)      Insurance Processing Agreement effective June 1,
                            1993, as amended, between American National
                            Insurance Company and the Company.(5)
              10(c)(2)      Amendment to Insurance Processing Agreement with
                            American National Insurance Company.(6)
              10(c)(3)      Amendment Two to Insurance Processing Agreement with
                            American National Insurance Company.(7)
              10(c)(4)      Amendment Three to Insurance Processing Agreement
                            with American National Insurance Company.(8)
              10(c)(5)      Amendment Four to Insurance Processing Agreement
                            with American National Insurance Company.(9)
              10(c)(6)      Amendment Five to Insurance Processing Agreement
                            with American National Insurance Company.(9)
              10(c)(7)      Amendment Six to Insurance Processing Agreement with
                            American National Insurance Company.(2)
              10(c)(8)      Amendment Seven to Insurance Processing Agreement
                            with American National Insurance Company.(3)
              10(c)(9)      Amendment Eight to Insurance Processing Agreement
                            with American National Insurance Company.(3)
              10(c)(10)     Amendment Nine to Insurance Processing Agreement
                            with American National Insurance Company.(4)


-----------------------------------
(1) Incorporated herein by reference from the Company's annual report on Form 10-K for the year ended December 31, 1998.

(2) Incorporated herein by reference from the Company's quarterly Form 10-Q for the three months ended March 31, 1999.

(3) Incorporated herein by reference from the Company's quarterly Form 10-Q for the three months ended June 30, 1999.

(4) Incorporated herein by reference from the Company's quarterly Form 10-Q for the three months ended September 30, 1999.

(5) Incorporated herein by reference from the Company's annual report on Form 10-K for the year ended December 31, 1994.

(6) Incorporated herein by reference from the Company's quarterly Form 10-Q for the three months ended March 31, 1998.

(7) Incorporated herein by reference from the Company's quarterly Form 10-Q for the three months ended June 30, 1998.

(8) Incorporated herein by reference from the Company's quarterly Form 10-Q for the three months ended September 30, 1998.

(9) Incorporated herein by reference from the Company's annual report on Form 10-K for the year ended December 31, 1998.

              10(c)(11)     Amendment Ten to Insurance Processing Agreement with
                            American National Insurance Company.
              10(c)(12)     Amendment Eleven to Insurance Processing Agreement
                            with American National Insurance Company.
              10(d)         Form of Producer Agreement.(1)
              10(e)         Lease Agreement dated September 26, 1996, for 1179
                            North McDowell Blvd., Petaluma, California 94954.(1)
              10(f)         Settlement Agreement dated June 18, 1993, among the
                            State of Georgia as receiver for and on behalf of
                            Old Colony Life Insurance Company, other related
                            parties and the Company.(1)
              10(g)         401(K) Profit Sharing Plan & Trust dated July 1,
                            1994.(1)
              10(h)         Marketing Agreement effective January 1, 1996
                            between IL Annuity and Insurance Company and the
                            Company.(2)
              10(i)         Insurance Processing Agreement effective January 1,
                            1996 between IL Annuity and Insurance Company and
                            the Company.(2)
              10(j)         Marketing Agreement effective January 1, 1996
                            between Indianapolis Life Insurance Company and the
                            Company.(2)
              10(k)         Insurance Processing Agreement effective January 1,
                            1996 between Indianapolis Life Insurance Company and
                            the Company.(2)
              10(l)         Marketing Agreement effective May 29, 1998 between
                            Transamerica Life Insurance and Annuity Company and
                            Legacy Marketing Group.(3)
              10(m)(1)      Administrative Services Agreement effective May 29,
                            1998 between Transamerica Life Insurance and Annuity
                            Company and Legacy Marketing Group.(3)
              10(m)(2)      Amendment to the Administrative Services Agreement
                            with Transamerica Life Insurance and Annuity
                            Company.
              10(m)(3)      Amendment Two to the Administrative Services
                            Agreement with Transamerica Life Insurance and
                            Annuity Company.
              10(n)(1)      Agreement of purchase and sale, dated March 8,
                            1999, by and among Regan Holding Corp., North
                            McDowell Investments and Jane Crocker.(4)
              10(n)(2)      Business Loan Agreement, dated May 6, 1999, by and
                            between Regan Holding Corp. and National Bank of
                            the Redwoods.(4)
              10(n)(3)      Promissory Note, dated May 6, 1999, by and between
                            Regan Holding Corp. and National Bank of the
                            Redwoods.(4)
              21             Subsidiaries of the Company.
              27             Financial Data Schedule

(b)    Reports on Form 8-K filed during the quarter ended December 31, 1999.

       No reports on Form 8-K were filed during the quarter ended December 31, 1999.


-----------------------------------
(1) Incorporated herein by reference from the Company's annual report on Form 10-K for the year ended December 31, 1994.

(2) Incorporated herein by reference from the Company's annual report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated herein by reference from the Company's Form 8-K, dated June 1, 1998.

(4) Incorporated herein by reference from the Company's quarterly Form 10-Q for the three months ended March 31, 1999.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       REGAN HOLDING CORP.

       By:    /s/ R. Preston Pitts                   Date: March 30, 2000
          ------------------------------------------      ---------------
              R. Preston Pitts, President and Chief Operating Officer

       By:    /s/ David A. Skup                      Date: March 30, 2000
          ------------------------------------------      ---------------
              David A. Skup, Chief Financial Officer

       Pursuant to the requirements of the securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       By:    /s/ Lynda L. Regan                     Date: March 30, 2000
          ------------------------------------------      ---------------
              Lynda L. Regan, Chairman

       By:    /s/ Steven C. Anderson                 Date: March 30, 2000
          ------------------------------------------      ---------------
              Steven C. Anderson, Director

       By:    /s/ R. Preston Pitts                   Date: March 30, 2000
          ------------------------------------------      ---------------
              R. Preston Pitts, Director

       By:    /s/ Ute Scott-Smith                    Date: March 30, 2000
          ------------------------------------------      ---------------
              Ute Scott-Smith, Director

                                INDEX TO EXHIBITS

Item No.      Description                                                     Page
--------      -----------                                                     ----
10(b)(10)     Amendment Eleven to Marketing Agreement with American
              National Insurance Company                                        40
10(b)(11)     Amendment Twelve to Marketing Agreement with American
              National Insurance Company                                        41
10(c)(11)     Amendment Ten to Processing Agreement with American
              National Insurance Company.                                       42
10(c)(12)     Amendment Eleven to Processing Agreement with American
              National Insurance Company.                                       43
10(m)(2)      Amendment to the Administrative Services Agreement with
              Transamerica Life Insurance and Annuity Company                   44
10(m)(3)      Amendment to the Administrative Services Agreement with
              Transamerica Life Insurance and Annuity Company                   45
27            Financial Data Schedule                                           47