Form 10-K/A
period 1999-12-31
REGAN HOLDING CORP
filed 2000-05-01
CIK 870069

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K / A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1999,

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

COMMISSION FILE NUMBER: 0-4366

REGAN HOLDING CORP.

(Exact name of registrant as specified in its charter)

CALIFORNIA	68-0211359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2090 MARINA AVENUE PETALUMA, CALIFORNIA 94954

(Address of principal executive offices and Zip Code)

(707) 778-8638

(Registrant’s telephone number, including area code)

Securities registered under

Section 12(g) of the Exchange Act:
COMMON STOCK, NO PAR VALUE
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]  NO [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a date specified within the 60 days prior to the date of filing.

$24,780,201

     There is currently no trading market for the registrant’s stock. Accordingly, the foregoing is as of March 15, 2000 and is based on the price at which the registrant has repurchased its stock during the 60 days prior to the date of filing.

Index to Exhibits on Page 40

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  YES [   ]  NO [   ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 29, 2000, including redeemable common stock:

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

      Regan Holding Corp. (the “Company”), is a California Corporation that is primarily engaged, through its wholly-owned subsidiary Legacy Marketing Group (“LMG”), in the design, marketing and administration of life insurance and annuity products. Through LMG, the Company has entered into marketing agreements (the “Marketing Agreements”) with American National Insurance Company (“American National”), IL Annuity and Insurance Company (“IL Annuity”), and Transamerica Life Insurance and Annuity Company (“Transamerica”), each of which is an unaffiliated company (collectively referred to herein as the “Carriers”). American National has over $1.7 billion in capital and surplus and is rated “A+” by A.M. Best. IL Annuity has $60.0 million in capital and surplus and is rated “A” by A.M. Best. Transamerica has over $830.0 million in capital and surplus and is rated “A+” by A.M. Best. The Company currently markets policies written in the District of Columbia and in each state of the United States except Alabama and New York.

      The Marketing Agreements grant LMG the exclusive right to market certain annuity and life insurance products issued by the Carriers (the “Policies”). Under the terms of the Marketing Agreements, LMG is responsible for the recruiting, appointing and training of producers who contract with LMG to sell the Policies. For these services, the Carriers pay LMG marketing allowances and commissions based on the volume of premiums from Policies sold. The Carriers are also responsible for the funding of commissions paid to producers for sales of Policies. LMG may, in its discretion, elect to pay commissions to producers in addition to those paid by the Carriers.

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

      LMG’s sales network is built on a multi-level structure, pursuant to which producers may recruit other producers. Recruited producers are referred to as “downline” producers within the recruiting producer’s “downline network.” Recruited producers may also recruit other producers, creating a hierarchy under the original recruiting producer. The producer contract contains a nine-level “open book” design in which a producer may advance from one level to the next based on his or her commission level and the size of his or her downline network. As a producer advances within the system, the producer receives higher commissions on sales made by the producer and the producer’s downline network. LMG’s multi-level structure creates a financial incentive for producers to build a hierarchy, or downline network, of producers, thereby contributing to their own financial growth and to the growth of LMG. Advancements to higher levels can occur as often as every three months. Producers at the highest levels are considered “wholesalers.”

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

      In addition to Policy marketing and administration, LMG assists the Carriers in Policy design and development. LMG’s marketing and actuarial departments work with the Carriers to design proprietary annuity and life insurance products to be marketed by LMG. Most products marketed by LMG include certain guarantees for the benefit of policyholders, known as LMG’s Cornerstone Guarantees, which are designed to be unique in the insurance marketplace. LMG’s Cornerstone Guarantees generally include: (i) a contractually guaranteed maximum administrative fee; (ii) multiple crediting rate options; and (iii) life insurance products providing a guarantee that changes in the cost of insurance will result solely from changes in the Policies’ future experience factors.

      LMG has also entered into Administrative Agreements (the “Administrative Agreements”) with each of the Carriers pursuant to which LMG provides clerical, administrative and accounting services with respect to the Policies. Such services include billing, collecting and remitting cash on the Policies. However, all cash receipts are deposited into accounts maintained by the Carriers and all cash remitted by the Carriers to either policyholders or LMG is paid from accounts maintained by the Carriers. For providing such services, LMG is paid on a per transaction basis with the amount of the fee depending on the type of policy and type of service. Historically, all administrative services with respect to Policies were performed at the Company’s headquarters in Petaluma, California. However, during 1998, LMG began performing administrative services with respect to certain annuity Policies at facilities located in Rome, Georgia.

      Until the third quarter of 1998, American National and IL Annuity were the only insurance companies for which LMG marketed and administered insurance products. During the third quarter of 1998, LMG began marketing and administering insurance products for Transamerica. Approximately 36.2% and 57.0% of the Company’s total consolidated revenue during 1997 resulted from agreements with American National and IL Annuity, respectively. Approximately 12.7%, 79.9%, and 1.7% of the Company’s total consolidated revenue resulted from agreements with American National, IL Annuity, and Transamerica during 1998, respectively, and 10.5%, 73.5%, and 11.3% during 1999, respectively.

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

      In February of 2000, LMG entered into an Agency Agreement with Bankers United Life Assurance Company (“Bankers”) pursuant to which LMG is authorized to solicit, through its network of independent insurance producers, sales of long-term care products offered by Bankers. For this solicitation, LMG will receive commissions based on the volume of premiums sold. The Agency Agreement may be terminated by either party with 15 days notice without cause, and may be terminated by either party immediately for cause. LMG is currently working to become licensed in several states to sell long-term care products. Accordingly, no sales of long-term care products have occurred to date.

      Through its wholly-owned broker-dealer subsidiary, Legacy Financial Services, Inc. (“LFS”), the Company engages in the offering and sale of variable annuity and life insurance products, mutual funds and debt and equity securities on a fully disclosed basis. LFS has entered into agreements (the “Agreements”) with various entities pursuant to which LFS has non-exclusive rights to solicit sales of investment products offered by such entities through its network of independent representatives and to provide certain marketing and administrative services in order to facilitate sales of such products. Under the Agreements, the Company is compensated based upon pre-determined percentages of production. The Agreements may be terminated by any party upon 30 days written notice. During 1999, approximately 3.4% of the Company’s consolidated revenues were generated by LFS.

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

      Legacy Advisory Services, Inc. (“LAS”) is a wholly-owned subsidiary of the Company, incorporated in the State of California for the purpose of operating as an “investment advisor,” as defined by and regulated pursuant to the Investment Advisors Act of 1940. LAS is registered with the Securities and Exchange Commission (the “SEC”) and began limited operations during 1999.

      Legacy Reinsurance Company (“LegacyRe”)is a wholly-owned subsidiary of the Company, incorporated in the State of Arizona. The Company is in the process of obtaining approval from the Arizona Department of Insurance for LegacyRe to engage in the reinsurance business. Accordingly, LegacyRe has conducted no business to date. Upon receipt of approval from the Arizona Department of Insurance, LegacyRe may enter into one or more reinsurance agreements with insurance carriers to reinsure life insurance and annuity products.

  Competitive Business Conditions

      The life insurance and annuity business is highly competitive. The Company faces competition from various companies and organizations, including banks, securities brokerage firms, investment advisors and other financial intermediaries marketing insurance products, annuities, mutual funds, and other retirement oriented products. Some of these competitors have substantially greater assets, financial resources and market acceptance than LMG. In addition, the recent enactment of the Gramm-Leach-Bliley Act which reduced previously existing Federal restrictions on combinations of banks, insurance companies, and insurance agents, may increase the number and strength of potential competitors. The Company’s distribution system relies on independent insurance producers to effectively market its products competitively. Maintaining relationships with producers requires introducing new products to the market in an efficient and timely manner, offering competitive commission schedules, and providing superior marketing training and support.

  Regulatory Environment

      LMG, or a licensed individual acting on behalf of LMG (in the states that do not permit the licensing of corporations), is licensed or is currently seeking licensure as an insurance agent and/or third party administrator in all states that require such licensure. As a result of being licensed as an insurance agency, LMG’s operations are subject to regulation, including its sales practices, fiduciary responsibilities and familiarity with pertinent statutes and regulations. As a result of being licensed as a third party administrator, LMG is subject to regulation regarding maintenance of records, settlement and payment of claims, underwriting services or standards, disclosure of the administrator’s capacity, payment of fees or charges and other fiduciary duties.

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

      LFS is registered as a broker-dealer with, and is subject to regulation by, the SEC and the National Association of Securities Dealers, Inc. (the “NASD”). As a result of federal and state broker-dealer registration and self regulatory organization (“SRO”) memberships, LFS is subject to regulation which covers many aspects of its securities business. Such regulation covers matters including capital requirements, record-keeping and reporting requirements, supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent the improper trading on material non-public information, employee-related matters, including qualification and licensing of supervisory and sales personnel, and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation, including “suitability” determinations as to customer transactions, limitations in the amounts that may be charged to customers, and correspondence with customers. LFS is currently in compliance with all applicable capital and other regulatory requirements.

      Compliance with many of the regulations applicable to the Company or its subsidiaries involves a number of risks, particularly because regulations in a number of areas may be subject to varying interpretation. Regulators make periodic examinations and review annual, monthly and other periodic reports on the Company’s operations and financial condition. In the event of a violation of, or non-compliance with, any applicable law or regulation, governmental regulators, SROs , and other regulators may institute administrative or judicial proceedings that may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), criminal penalties, the issuance of cease-and-desist orders, the deregistration or suspension of a non-compliant broker-dealer, the suspension of disqualification of a broker-dealer’s officers or employees, and other adverse consequences. Such violations or non-compliance could also subject the Company and/or its employees to civil actions by private persons. Any governmental, SRO or private proceeding alleging violation of, or non-compliance with, laws and regulations applicable to the Company or its subsidiaries could have a material adverse effect upon the Company’s business, financial condition, results of operations and business prospects.

      As of March 15, 2000, the Company had approximately 507 full-time equivalent employees. None of the employees of the Company are covered by a collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

      Information about the Company, including copies of the Company’s Forms 10-K and 10-Q may be reviewed at offices maintained by the SEC at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549 and at the regional offices of the SEC located at Seven World Trade Center, New York, New York 10048 and Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such materials may be obtained from the Public Reference Section of the SEC at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549, at prescribed rates. In addition, the SEC maintains a Web site on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC.

Item 2. Property

      The Company currently leases approximately 72,000 square feet of office space in Petaluma, California, at which the Company’s headquarters are located. This lease expires in April 2009, subject to extension at the option of the Company for two additional terms of five years each.

      In March 1999, the Company purchased a building in Petaluma, California, which previously housed the Company’s headquarters for $4.3 million. The building consists of approximately 53,700 total square feet of useable office and warehouse space. Approximately 13,700 square feet of the newly purchased building is currently used for LFS operations and training facilities for the Company’s employees. The remaining approximate 40,000 square feet is leased to unrelated parties. The Company also leases approximately 5,700 square feet of warehouse space in Petaluma, California.

      In addition, the Company leases 18,200 square feet of office space in Des Moines, Iowa, expiring in October 2004, and leases 30,500 square feet of office space in Rome, Georgia, expiring in December 2001.

      Management believes that existing and planned office and warehouse space is and will continue to be adequate for the Company’s operations for the foreseeable future.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

      As of March 15, 2000, the Company’s Series A common stock was held by approximately 1,500 shareholders of record and the Company’s Series B common stock was held by approximately 9,800 shareholders of record. There is no established trading market for the Company’s stock.

      The Board of Directors of the Company may, at its sole discretion, declare and pay dividends on common stock, subject to capital and solvency restrictions under California law. To date, the Company has not paid any dividends on its common stock. The Company’s ability to pay dividends is dependent on the ability of the Company’s wholly-owned subsidiaries to pay dividends or make other distributions to its parent company. In addition, the Company’s ability to pay dividends is restricted under the terms of a loan agreement (see Management’s Discussion and Analysis of results of operations and Financial Condition — Analysis of Regan Holding Corp. Consolidated.) As of December 31, 1999, the Company does not anticipate paying dividends on any of its outstanding common stock in the foreseeable future.

Item 6. Selected Consolidated Financial Data

	Year Ended December 31,

	1999	1998	1997	1996	1995

Selected Income Statement Data:

Total Revenue	$50,030,617	$45,935,164	$21,883,482	$17,508,601	$16,800,554

Net Income	4,467,834	9,770,208	3,150,454	2,714,495	4,858,620

Earnings Per Share-Basic	.17	.37	.12	.10	.18

Earnings Per Share-Diluted	.16	.36	.12	.10	.18

Selected Balance Sheet Data:

Total Assets	$46,592,396	$31,286,013	$19,280,941	$15,424,902	$12,304,801

Total Non-current Liabilities	4,258,492	662,808	281,894	316,741	304,557

Total Liabilities	14,904,343	6,364,743	3,621,380	2,519,866	1,762,924

Redeemable Common Stock	11,563,285	11,225,431	11,842,651	12,343,001	12,682,750

Shareholders’ Equity (Deficit)	20,124,768	13,695,839	3,816,910	562,035	(2,140,873)

Cash Dividends Declared	—	—	—	—	—

	Year Ended December 31,

	1999	1998	1997	1996	1995

Selected Operating Data:
Total Premium

Placed Inforce(1)	$1.62 billion	$1.65 billion	$777.3 million	$626.8 million	$620.0 million
Total No. of Policies

Placed Inforce(1)	28,000	31,900	15,060	11,144	12,167

(1)	Inforce premium and policies are actually statistics of the Carriers but represent factors which directly affect the Company’s revenue.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

      Except for historical information contained herein, certain of the matters discussed in this Form 10-K are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” involve certain risks and uncertainties. All forecasts and projections in this report are “forward-looking statements” and are based on management’s current expectations of the Company’s near term results, based on current information available. Actual results could differ materially.

      The table below presents information about the Company’s operating segments for the years ended December 31, 1999, 1998 and 1997:

	Legacy	Legacy
	Marketing	Financial
	Group	Services, Inc.	Other	Total

Year Ended December 31, 1999

Total revenue	$48,117,700	$1,694,680	$218,237	$50,030,617

Total expenses	34,291,486	1,485,463	7,926,249	43,703,198

Operating income (loss)	13,826,214	209,217	(7,708,012)	6,327,419

Other income	1,202,854	3,155	22,670	1,228,679

Income (loss) before tax	15,029,068	212,372	(7,685,342)	7,556,098

Tax provision (benefit)	5,413,341	(55,514)	(2,269,563)	3,088,264

Net income (loss)	$9,615,727	$267,886	$(5,415,779)	$4,467,834

Year Ended December 31, 1998

Total revenue	$45,113,652	$821,512	$—	$45,935,164

Total expenses	27,649,023	861,486	2,449,557	30,960,066

Operating income (loss)	17,464,629	(39,974)	(2,449,557)	14,975,098

Other income (loss)	1,220,313	1,439	(720)	1,221,032

Income (loss) before tax	18,684,942	(38,535)	(2,450,277)	16,196,130

Tax provision (benefit)	6,880,139	(128,953)	(325,264)	6,425,922

Net income (loss)	$11,804,803	$90,418	$(2,125,013)	$9,770,208

	Legacy	Legacy
	Marketing	Financial
	Group	Services, Inc.	Other	Total

Year Ended December 31, 1997

Total revenue	$21,571,588	$311,894	$—	$21,883,482

Total expenses	15,011,972	653,926	1,569,699	17,235,597

Operating income (loss)	6,559,616	(342,032)	(1,569,699)	4,647,885

Other income (loss)	715,168	—	(17,575)	697,593

Income (loss) before tax	7,274,784	(342,032)	(1,587,274)	5,345,478

Tax provision (benefit)	2,420,753	(230,335)	4,606	2,195,024

Net income (loss)	$4,854,031	$(111,697)	$(1,591,880)	$3,150,454

Total assets

December 31, 1999	$27,652,585	$1,300,153	$17,639,658	$46,592,396

December 31, 1998	$21,777,580	$823,714	$8,684,719	$31,286,013

      The “Other” segment above includes Regan Holding Corp. (stand-alone) and its remaining subsidiaries, LifeSurance Corporation, Legacy Advisory Services, Inc., and Legacy Reinsurance Company. Such entities’ operations do not currently factor significantly into management decision making and, accordingly, were not separated for purposes of this disclosure.

Analysis of Regan Holding Corp. Consolidated

      Results of Operations — The Company’s consolidated net income decreased approximately $5.3 million in 1999, compared to 1998, due primarily to increases in LMG expenses, as discussed below. Consolidated net income increased approximately $6.6 million in 1998, compared to 1997, and is primarily attributable to increases in LMG revenue, as discussed below.

      Liquidity and Capital Resources — The Company’s ability to mobilize its assets remained strong at December 31, 1999 and 1998, with cash and short-term investment grade securities representing 47.1% and 73.2% of the Company’s total consolidated assets, respectively. At December 31, 1999, the Company’s investment portfolio included a $12 million investment in Indianapolis Life Group of Companies (“Indianapolis Group”), an affiliate of IL Annuity, which represents 25.8% of the Company’s total assets. In the first quarter of 2000, the Indianapolis Group repurchased the equity securities from the Company for approximately $12.5 million, pursuant to the terms of the investment agreement under which the securities were purchased.

      The Company’s principal needs for cash are for: (i) funding operating expenses; (ii) purchases of computer hardware and software, leasehold improvements, and acquisitions of furniture and fixtures to accommodate new employees and support growth in operations; (iii) funding continued product development and potential strategic acquisitions; and (iv) utilization as a reserve to cover possible redemptions of certain shares of the Company’s common stock, which is redeemable at the option of the shareholders under various agreements with the Company. In 1999, 1998, and 1997, redemption requests received by the Company were not material in amount, neither individually nor in the aggregate, and the Company believes that its liquid assets are sufficient to meet anticipated requests for redemption. At December 31, 1999 and 1998, the total redemption value of all redeemable common stock outstanding was approximately $11.5 million and $9.6 million, respectively.

      Generally, the Company’s cash needs are met through cash provided from operating activities, which totaled approximately $6.7 million during the year ended December 31, 1999 and $12.1 million in the preceding year. During the last quarter of 1999 and the first quarter of 2000, however, operating activities generated negative cash flows due primarily to decreases in LMG revenue (see discussion below). Such negative cash flows may continue through early 2000. Cash and investments on hand are expected to be sufficient to cover any shortfalls during this period. The Company’s future cash flows available to fund operations will depend primarily on the level of sales of annuity and life insurance products by LMG and upon the Company’s ability to control expenses.

      During the second half of 1999, the Company obtained $3.5 million in margin loan advances from its investment broker. The margin loan was repaid in full during the first quarter of 2000, using proceeds from the repurchase of equity securities by the Indianapolis Group, as discussed above.

      In May 1999, the Company purchased for $4.3 million the building in Petaluma, California, which previously housed the Company’s headquarters. In conjunction with the building acquisition, the Company paid $2.2 million of the purchase price in cash and entered into a loan payable for the remaining $2.1 million. The loan has a ten-year term and is payable in monthly installments plus one balloon payment of approximately $1.8 million, due on May 10, 2009. In addition, the loan agreement contains certain covenants with which the Company must comply, including restrictions on indebtedness or investments outside the ordinary course of business and restrictions on dividends or other changes in the Company’s capital structure. One of the covenants requires management to obtain lender approval prior to repurchasing non-redeemable common stock. The Lender has waived this covenant through June 30, 2000, provided that such voluntary repurchases do not exceed $125,000 per quarter. Management expects to obtain an extension of this waiver throughout the term of the loan. Pursuant to the loan agreement, the Company was also required to place approximately $560,000 in reserve to cover loan payments in the event of default and to provide for certain repair costs.

      Pursuant to a Shareholder’s Agreement with Lynda Regan, Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, and certain other individuals, in the event of the death of Ms. Regan, the Company shall repurchase from Ms. Regan’s estate all of the shares of the Company’s common stock that were owned by Ms. Regan at the time of her death, or that were transferred by her to one or more trusts prior to her death. The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares. The Company has purchased a life insurance policy with a face amount of $14.0 million for the purpose of funding this obligation in the event of Ms. Regan’s death. Any excess of the obligation over the insurance proceeds are expected to be funded with cash and investments and, if necessary, through external financing.

      In order to fund LFS during the start-up phase, the Company has committed to make sufficient contributions to support LFS’ operations to ensure LFS’ compliance with financial requirements through December, 2000. Such contributions totaled $247,000 in 1999 and $475,000 in 1998. LFS operating results reached break-even on a monthly basis during the second half of 1999. As a result, future contributions are expected to decrease from prior levels.

      Management intends to continue to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. As a result, management anticipates that cash and investments will continue to represent a high percentage of total assets. Management believes that existing cash and investment balances, together with cash flows from operations, will provide sufficient funding for the foreseeable future. However, in the event that a shortfall were to occur, management believes that adequate financing could be obtained to meet the Company’s cash flow needs.

      Year 2000 — For the past several years, the Company has taken corrective measures to ensure that, on January 1, 2000, its computer systems and equipment that uses embedded computer chips would be able to distinguish between the years “1900” and “2000.” The Company also undertook corrective measures to avoid any business disruptions as a result of the millennium’s first leap year on February 29, 2000. Due to these efforts, since December 31, 1999, the Company has not experienced any material system errors or failures as a result of Year 2000 issues. The Company will continue to monitor its computer systems and infrastructure, as well as the Year 2000 efforts of third parties with which the Company does business. Although the Company does not anticipate that any future Year 2000 issues will result in a material impact on the Company, there can be no assurance that this will be the case.

Analysis of Legacy Marketing Group

      Results of Operations — LMG’s net income decreased approximately $2.1 million in 1999 from 1998 due primarily to increases in expenses, as discussed below. In 1998, however, LMG’s net income increased approximately $6.9 million from 1997 to 1998 due primarily to increases in revenue, which is also discussed below.

      Revenue — LMG’s major sources of income are marketing allowances, commission income and administrative fees from sales and administration of annuity and life insurance products on behalf of the Carriers. Levels of marketing allowances and commission income are directly related to the sales volume of such products. Administrative fees are a function not only of product sales, but also of administration of policies inforce and producer appointments. Total LMG income increased approximately $3.0 million, or 6.7%, in 1999 compared to 1998, and increased approximately $23.5 million, or 109.1% in 1998, compared to 1997. The increases are attributable primarily to changes in product mix and fluctuations in premium placed inforce for the Carriers, as discussed below.

      LMG marketing allowances and commission revenue, combined, increased approximately $1.1 million, or 3.0%, during 1999 compared to 1998 due to the continued shift in product mix to products which yielded higher marketing allowances and commission income, such as life insurance products. The increase in life insurance premium placed inforce, reached $10.9 million in 1999, up 60.6% from $6.8 million in 1998. This increase was offset by the effect of a decrease in overall premium placed inforce for the Carriers of approximately $37.0 million, or 2.3%, due primarily to reduced sales of fixed annuities during the second half of the year. This decrease is attributable primarily to the poor performance of bond investments underlying the annuities’ crediting rates and to lower than anticipated market acceptance of the VisionMark II™ annuity, which was introduced in 1999 to replace the original VisionMark™. LMG marketing allowances and commission revenue, combined, increased approximately $20.4 million, or 115.1%, in 1998 compared to 1997 due primarily to increases in the volume of sales by LMG’s distribution network for the Carriers. Premium placed inforce for the Carriers totaled $1.6 billion in 1998, an increase of 112.6% from 1997. Also contributing to the increase from 1997 to 1998 was the shift in product mix to products which yielded higher marketing allowances and commission income.

      Administrative fees increased approximately $2.0 million, or 29.6%, from 1998 to 1999, and increased approximately $3.1 million, or 84.9%, in 1998 compared to 1997, due primarily to increases in the number of policies sold and administered during the respective periods and to a continued shift in policies administered to those which generate higher administrative fees.

      In 1999, the Company marketed and administered insurance products for three Carriers, American National, IL Annuity, and Transamerica. However, the Company did not market or administer products for Transamerica until the third quarter of 1998. In 1999, approximately 10.5%, 73.5%, and 11.3% of the Company’s total consolidated revenue resulted from LMG’s agreements with American National, IL Annuity, and Transamerica, respectively, compared to approximately 12.7%, 79.9%, and 1.7% in 1998, respectively, and approximately 36.2% and 57.0% with American National and IL Annuity, respectively, in 1997. In addition, during the fourth quarter of 1999, 20.6% of the Company’s total consolidated revenue resulted from LMG’s Transamerica agreements. These shifts in sales mix from American National to IL Annuity in 1998 from 1997 and the shift from IL Annuity to Transamerica from 1998 to 1999 are attributable to favorable acceptance of the respective Carrier’s products in the marketplace.

      LMG is currently in discussions with two other insurance carriers to provide marketing and administrative services, similar to those performed for the Carriers. If those discussions result in LMG entering Agreements to provide services, LMG’s revenue could increase beginning as early as third quarter 2000. However, there can be no assurances that such agreements will be entered into or regarding the terms of such agreements, if entered into.

      Although the Company markets and administers several annuity and life insurance products on behalf of the Carriers, LMG’s revenues are derived primarily from sales and administration of annuity products. During 1999, 1998, and 1997, 56.2%, 70.6%, and 52.4% of the Company’s total consolidated revenues resulted from LMG sales of the VisionMark™ annuity, respectively. However, during the fourth quarter of 1999, 17.8% of the Company’s total revenues resulted from sales of the SelectMark™ annuity, offered through Transamerica. This shift from the VisionMark™ annuity and the VisionMark II™ annuity, to the SelectMark™ annuity is attributable primarily to market acceptance of the SelectMark™ product and is expected to continue for the foreseeable future.

      Expenses — Total LMG expenses increased approximately $6.6 million, or 24.0%, during 1999 compared to 1998, and increased approximately $12.6 million, or 84.2%, during 1998 compared to 1997. These increases are due primarily to increases in compensation, sales promotion and support, and professional fees, as discussed below.

      As a service organization, LMG’s primary expenses are salaries and related employee benefits. These expenses increased approximately $3.9 million, or 23.6%, in 1999 from 1998, and increased $6.6 million, or 65.6%, in 1998 from 1997. These increases resulted primarily from increases in the average number of full-time equivalent employees, which are largely attributable to preparation for, and accommodation of, increases in sales of insurance products, particularly in the latter half of 1998 and the first half of 1999. Salaries and benefits also increased due to increases in bonuses in 1998, which are tied to net income, to the addition of personnel at higher pay levels in both 1999 and 1998, and to normal pay increases for existing employees. During 2000, LMG management plans to hire several employees at higher pay levels, some of whom are expected to be elected as officers of LMG. Accordingly, salaries and benefits expense is expected to increase during 2000.

      Sales promotion and support expense consists primarily of costs related to LMG’s annual national sales conventions and to various sales and training events. Also included in sales and promotion support expense is the cost of designing and printing sales brochures for use by producers. It is expected that these expenses will continue to be a major element of LMG’s cost structure, as attendance at the national sales conventions increases, as the number of producers marketing products for the Company increases and as new products are introduced. This expense increased approximately $1.2 million, or 22.2%, in 1999 from 1998 and increased approximately $2.9 million, or 120.3%, in 1998 from 1997. These increases are due primarily to increased incentives paid to producers to stimulate sales and increased printing costs related to the introduction of new products and enhancements to existing products.

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

Analysis of Legacy Financial Services, Inc.

      Results of Operations — LFS net income increased approximately $177,470, or 196.3%, in 1999 from 1998, and net income of approximately $90,000 in 1998 represented an approximate $202,000 shift from net losses of approximately $112,000 in 1997. These fluctuations are due primarily to increases in revenue, offset by increases in expenses, as discussed below. During the second half of 1999, LFS results of operations shifted from net losses to net income on a monthly basis.

      Revenue — LFS’ major source of revenue is commission overrides, which are generated through sales of life and annuity products, mutual funds, and certain equity securities. Levels of commission income are directly related to the volume of sales of such products. Total LFS revenue increased approximately $873,000, or 106.3%, in 1999 from 1998, and increased approximately $510,000, or 163.4%, in 1998 from 1997. These increases are attributable to increases in the volume of sales by LFS’ distribution network of registered representatives in 1999 and 1998, respectively. Also contributing to increases in commission income were shifts to sales by representative networks from which LFS receives a higher net commission.

      Expenses — Total LFS expenses increased approximately $624,000, or 72.4%, in 1999 from 1998 and increased approximately $208,000, or 31.7%, in 1998 from 1997 due primarily to increases in salaries and related benefits. As a service organization, LFS operating expenses consist primarily of salaries and related employee benefits. These expenses increased approximately $315,000, or 47.5%, in 1999 from 1998, and increased approximately $228,000, or 52.4%, in 1998 from 1997, due primarily to increases in the average number of employees to accommodate increases in sales volume, to the addition of personnel at higher pay levels, and to regular annual pay increases.

Analysis of Other Segments

      Results of Operations — Other segments consist of Regan Holding Corp (stand-alone), LifeSurance Corporation, Legacy Advisory Services, Inc. and Legacy Reinsurance Company. Combined net losses from these entities increased approximately $3.3 million, or 154.8%, in 1999 from 1998 and increased approximately $533,000, or 33.5%, in 1998 from 1997 due primarily to increases in expenses.

      Combined expenses for these entities increased approximately $5.5 million, or 223.6%, in 1999 from 1998 and increased approximately $880,000, or 56.1%, in 1998 from 1997.

      The increase in 1999 expenses is attributable primarily to: (i) $2.9 million in stock option expense recorded during 1999 by Regan Holding Corp. related to approximately 4.9 million stock options that were granted to LMG producers during 1999 and 1998; (ii) awards of the Company’s common stock to producers, which resulted in recognition of approximately $420,000 in related expense; (iii) $1.6 million in expenses relating to the producer estate planning seminars conducted under the name of WTES, which were reported in LMG expenses in 1998 and 1997 and which are now reported as expenses of LifeSurance Corporation; and (iv) increases in legal and consulting fees related to various parent company strategic planning projects. During the first quarter of 2000, approximately 2.1 million additional producer stock options were granted. As a result, related stock option expense is expected to be recorded in the first quarter of 2000. This latter grant is expected to be the final “broad-scale” grant to producers. However, future grants to the highest performing producers are still expected to occur which will result in additional expense in future years.

      The increase in 1998 expenses is due primarily to increases in depreciation and equipment expense attributable to overall increases in subsidiary sales volume and employment, as discussed above.

Item 7-A. Quantitative and Qualitative Disclosure About Market Risk

      In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), all of the Company’s short-term investments are treated as available-for-sale.

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

						Total

							Estimated
						Amortized	Market
	2000	2001	2002	2003	Thereafter	Cost	Value

December 31, 1999

Fixed maturities	$12,000,000	$—	$—	$499,251	$4,852,143	$17,351,394	$17,093,404

Average interest rate	5.18%	—	—	5.23%	6.53%
December 31, 1998

Fixed maturities	$—	$501,654	$1,004,337	$996,676	$7,911,303	$10,413,970	$10,449,800

Average interest rate	—	6.67%	6.81%	3.30%	4.04%

Mortgage-backed securities	—	—	—	—	$1,524,500	$1,524,500	$1,523,415

Average interest rate	—	—	—	—	5.67%

      The Company invests in marketable securities which are predominately investment grade. As a result, management believes that the Company has minimal exposure to credit risk.

      Equity price risk is the potential loss arising from changes in the value of equity securities. In general, equity securities have more year-to-year price variability than intermediate term high grade bonds. However, returns over longer time frames have been consistently higher. The Company’s equity securities consist primarily of preferred stocks, which provide consistent income. As a result of unfavorable market conditions related to preferred securities, the fair value of the Company’s equity securities is below original cost at December 31, 1999 and 1998. The original cost and fair values of the Company’s marketable equity securities are shown below:

	Original Cost	Fair Value

December 31, 1999	$3,125,708	$2,403,857

December 31, 1998	$5,139,732	$5,014,411

      All of the above risks are monitored on an ongoing basis. A combination of in-house review and consultation with external experts is used to analyze individual securities, as well as the entire portfolio.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of
  Regan Holding Corp.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Regan Holding Corp. and its subsidiaries (the “Company”) at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As discussed Note 1, the Company changed its method of accounting for the cost of computer software developed or obtained for internal use in 1999.

      Our audits were conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information on pages 34 and 35 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position and results of operations of the individual companies. Accordingly, we do not express an opinion on the financial position and results of operations. However, the consolidating information on pages 34 and 35 has been subjected to the auditing procedures applied to the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

PricewaterhouseCoopers LLP

San Francisco, California

March 23, 2000

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,

	1999	1998

Assets

Cash and cash equivalents	$1,094,759	$5,916,731

Investments	20,861,973	16,987,628

Accounts receivable	2,625,867	1,704,265

Prepaid expenses	516,759	768,913

Income taxes receivable	2,893,701	884,089

Deferred income taxes-current	895,841	359,421

Marketing supplies inventory	706,418	385,616

Total current assets	29,595,318	27,006,663

Net fixed assets	12,168,135	2,982,267

Deferred income taxes-non current	2,030,993	904,974

Software licensing fees	779,375	—

Other assets	2,018,575	392,109

Total non-current assets	16,997,078	4,279,350

Total assets	$46,592,396	$31,286,013

Liabilities, redeemable common stock, and shareholders’ equity

Liabilities

Accounts payable	$435,999	$418,821

Accrued sales convention costs	2,248,913	894,713

Accrued liabilities	4,227,137	4,388,401

Margin loan payable	3,088,918	—

Software licensing fees payable	537,500	—

Other current liabilities	107,384	—

Total current liabilities	10,645,851	5,701,935

Loan payable	2,256,418	132,285

Incentive compensation payable	469,720	530,523

Deferred compensation payable	1,364,713	—

Other liabilities	167,641	—

Total non-current liabilities	4,258,492	662,808

Total liabilities	14,904,343	6,364,743

Commitments and Contingencies (Note 10)	—	—

Redeemable common stock, Series A and B	11,563,285	11,225,431

Shareholders’ equity

Preferred stock, no par value:

Authorized: 100,000,000 shares; no shares issued or outstanding	—	—

Series A common stock, no par value:

Authorized: 45,000,000 shares; issued and outstanding: 20,863,520 and 20,530,224 shares at December 31, 1999 and 1998, respectively	3,659,367	3,248,874

Paid-in capital from retirement of common stock	927,640	888,109

Paid-in capital from producer stock options	2,892,000	25,000

Retained earnings	13,217,865	9,587,775

Accumulated other comprehensive income-net	(572,104)	(53,919)

Total shareholders’ equity	20,124,768	13,695,839

Total liabilities, redeemable common stock and shareholders’ equity	$46,592,396	$31,286,013

See accompanying notes to consolidated financial statements

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Statements of Income

	For the Year Ended December 31,

	1999	1998	1997

Revenue

Marketing allowances	$25,477,344	$26,229,937	$12,386,755

Commissions	15,395,259	12,651,358	5,609,078

Administrative fees	8,637,245	6,664,224	3,603,708

Seminar fees	381,319	263,785	220,406

Other	139,450	125,860	63,535

Total revenue	50,030,617	45,935,164	21,883,482

Expenses

Salaries and related benefits	22,216,897	17,371,780	10,512,259

Sales promotion and support	7,734,997	5,520,798	2,565,200

Producer stock options	2,867,000	—	—

Professional fees	2,373,084	2,617,377	712,129

Occupancy	2,193,632	1,149,787	887,608

Depreciation and amortization	1,754,865	1,323,052	698,556

Equipment	1,019,075	586,164	369,706

Courier and postage	1,008,502	702,612	480,175

Stationery and supplies	954,358	753,397	399,140

Travel and entertainment	707,776	594,224	329,611

Insurance	399,929	169,524	165,028

Miscellaneous	473,083	171,351	116,185

Total expenses	43,703,198	30,960,066	17,235,597

Operating income	6,327,419	14,975,098	4,647,885

Other income

Investment income — net	1,228,679	1,221,032	697,593

Income before income taxes	7,556,098	16,196,130	5,345,478

Provision for income taxes	3,088,264	6,425,922	2,195,024

Net income	$4,467,834	$9,770,208	$3,150,454

Earnings per share

Weighted average shares outstanding — basic	26,393,679	26,543,535	26,895,594

Basic earnings per share	$.17	$.37	$.12

Weighted average shares outstanding — diluted	27,760,140	27,187,436	26,895,594

Diluted earnings per share	$.16	$.36	$.12

See accompanying notes to consolidated financial statements

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

			Paid-in
			Capital from
			Retirement of
	Series A	Common Stock	Common
	Shares	Amount	Stock

Balance

January 1, 1997	20,800,791	$3,532,071	$310,110

Comprehensive income:

Net income

Net unrealized losses on investments

Less:

Losses included in net income

Deferred taxes on net unrealized losses

Total comprehensive income

Retirement upon redemption	(186,777)	(149,157)	301,449

Balance

December 31, 1997	20,614,014	3,382,914	611,559

Comprehensive income:

Net income

Net unrealized losses on investments

Less:

Losses included in net income

Deferred taxes on net unrealized losses

Total comprehensive income

Retirement upon redemption	(83,790)	(134,040)	276,550

Producer stock option expense

Balance

December 31, 1998	20,530,224	3,248,874	888,109

Comprehensive income:

Net income

Net unrealized losses on investments

Less:

Gains included in net income

Deferred taxes on net unrealized losses

Total comprehensive income

Retirement upon redemption	(69,788)	(81,456)	39,531

Accretion of redeemable common stock to redemption value

Issuance of common stock	403,084	491,949

Producer stock option expense

Balance

December 31, 1999	20,863,520	$3,659,367	$927,640

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Paid-in
	Capital	Retained	Accumulated
	from	Earnings	Other
	Producer	(Accumulated	Comprehensive
	Options	Deficit)	Income	Total

Balance

January 1, 1997	$—	$(3,332,887)	$52,741	$562,035

Comprehensive income:

Net income		3,150,454		3,150,454

Net unrealized losses on investments			(93,509)	(93,509)

Less:

Losses included in net income			13,499	13,499

Deferred taxes on net unrealized losses			32,139	32,139

Total comprehensive income				3,102,583

Retirement upon redemption				152,292

Balance

December 31, 1997	—	(182,433)	4,870	3,816,910

Comprehensive income:

Net income		9,770,208		9,770,208

Net unrealized losses on investments			(153,304)	(153,304)

Less:

Losses included in net income			54,633	54,633

Deferred taxes on net unrealized losses			39,882	39,882

Total comprehensive income				9,711,419

Retirement upon redemption				142,510

Producer stock option expense	25,000			25,000

Balance

December 31, 1998	25,000	9,587,775	(53,919)	13,695,839

Comprehensive income:

Net income		4,467,834		4,467,834

Net unrealized losses on investments			(800,296)	(800,296)

Less:

Gains included in net income			(60,007)	(60,007)

Deferred taxes on net unrealized losses			342,118	342,118

Total comprehensive income				3,949,649

Retirement upon redemption		(50,488)		(92,413)

Accretion of redeemable common stock to redemption value		(787,256)		(787,256)

Issuance of common stock				491,949

Producer stock option expense	2,867,000			2,867,000

Balance

December 31, 1999	$2,892,000	$13,217,865	$(572,104)	$20,124,768

See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended December 31,

	1999	1998	1997

Cash flows from operating activities:

Net Income	$4,467,834	$9,770,208	$3,150,454

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of fixed assets	1,665,482	1,252,116	632,781

Amortization of intangible assets	89,383	70,936	65,775

Common stock awarded to producers	419,905	—	—

Producer stock option expense	2,867,000	25,000	—

Amortization/accretion of investments	(9,802)	(73,118)	(68,761)

Realized gains (losses) on sales of investments	60,007	(54,633)	(13,499)

Realized loss on sale of fixed assets	—	—	19,603

Changes in operating assets and liabilities:

Accounts receivable	(921,602)	(464,959)	(727,596)

Prepaid expenses	252,154	(195,981)	(210,982)

Income taxes receivable and payable	(2,009,612)	(1,273,650)	569,307

Deferred tax assets	(1,320,321)	47,401	360,375

Marketing supplies inventory	(320,802)	(156,763)	23,126

Software licensing fees	(241,875)	—	—

Accounts payable	17,178	74,750	173,333

Accrued sales convention costs	1,354,200	(331,456)	400,613

Accrued liabilities	(161,264)	3,008,716	172,854

Other operating assets and liabilities	469,959	406,676	50,959

Net cash provided by operating activities	6,677,824	12,105,243	4,598,342

Cash flows from investing activities:

Purchases of investments	(13,461,328)	(15,396,140)	(20,404,456)

Proceeds from sales and maturities of investments	8,676,474	6,129,871	20,667,228

Purchases of fixed assets	(10,851,351)	(1,624,059)	(1,521,320)

Payments for organization costs	—	(17,806)	—

Net cash used in investing activities	(15,636,205)	(10,908,134)	(1,258,548)

Cash flows from financing activities:

Proceeds from loan payable	2,132,500	—	—

Payments toward loan payable	(8,368)	—	—

Proceeds from margin loan	3,500,000	—	—

Payments toward margin loan payable	(455,221)	—	—

Payment for building loan reserve	(562,730)

Payments for redemption of common stock	(541,816)	(474,710)	(348,058)

Proceeds from stock option exercises	72,044	—	—

Net provided by (used in) in financing activities	4,136,409	(474,710)	(348,058)

Net (decrease) increase in cash and cash equivalents	(4,821,972)	722,399	2,991,736

Cash and cash equivalents, beginning of

period	5,916,731	5,194,332	2,202,596

Cash and cash equivalents, end of period	$1,094,759	$5,916,731	$5,194,332

Supplemental cash flow information:

Taxes Paid	$5,835,000	$7,201,000	$1,265,025

Interest Paid	$172,836	$19,873	$18,695

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REGAN HOLDING CORP. AND SUBSIDIARIES

1.  Organization and Summary of Significant Accounting Policies

  a.  Organization

      Regan Holding Corp. (the “Company”) was incorporated in the State of California on February 21, 1990.

      The Company, through its wholly-owned subsidiary Legacy Marketing Group (“LMG”), has entered into marketing agreements (the “Marketing Agreements”) with American National Insurance Company (“American National”), IL Annuity and Insurance Company (“IL Annuity”) and Transamerica Life Insurance and Annuity Company (“Transamerica”), collectively referred to herein as the “Carriers.” American National is an unaffiliated company with over $1.7 billion in capital and surplus and is rated “A+” by A.M. Best. IL Annuity is an unaffiliated company, with $60.0 million in capital and surplus and is rated “A” by A.M. Best. Transamerica is also an unaffiliated company, with over $830.0 million in capital and surplus and is rated “A+” by A.M. Best. The Marketing Agreements grant the Company the exclusive right to market certain annuity and life insurance products issued by the Carriers (the “Policies”). Under the terms of the Marketing Agreements, the Company is responsible for the recruiting, appointing, and training of producers in the sale of the Policies. For these services, the Carriers pay the Company marketing allowances and commissions based on the volume of Policies sold.

      The Company has also entered into insurance administrative agreements (the “Administrative Agreements”) with the Carriers pursuant to which the Company provides clerical, administrative and accounting services with respect to the Policies. Such services include billing, collecting and remitting cash on the Policies. However, all cash receipts are deposited into accounts maintained by the Carriers upon receipt by the Company and all cash remitted is paid from accounts maintained by the Carriers. For providing such services, the Company is paid on a per transaction basis with the amount of the fee depending on the type of policy and type of service.

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

      Through its wholly-owned broker-dealer subsidiary, Legacy Financial Services, Inc. (“LFS”), the Company engages in the offering and sale of variable annuity and life insurance products, mutual funds and debt and equity securities on a fully disclosed basis. LFS has entered into agreements (the “Agreements”) with various entities pursuant to which LFS has a non-exclusive right to solicit sales of investment products offered by such entities through its network of independent representatives and to provide certain marketing and administrative services in order to facilitate sales of such products. Under the Agreements, the Company is compensated based upon pre-determined percentages of production. The Agreements may be terminated by any party upon 30 days written notice.

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

      Legacy Advisory Services, Inc. (“LAS”) is a wholly-owned subsidiary of the Company, incorporated in the state of California for the purpose of operating as an “investment advisor,” as defined by and regulated pursuant to the Investment Advisors Act of 1940. LAS is registered with the Securities and Exchange Commission (the “SEC”) and has conducted limited operations to date.

      Legacy Reinsurance Company (“LegacyRe”) is a wholly-owned subsidiary of the Company, incorporated in the State of Arizona. The Company is in the process of obtaining approval from the Arizona Department of Insurance for LegacyRe to engage in the reinsurance business. Accordingly, LegacyRe has conducted no business to date. Upon receipt of approval from the Arizona Department of Insurance, LegacyRe may enter into one or more reinsurance agreements to reinsure annuity and life products.

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

  e.  Investments

      Investments include mortgage-backed securities, corporate bonds and equity securities, and obligations backed by U.S. government agencies. The Company’s investments are classified as available-for-sale and are carried at market value. Market values are determined using published quotes as of the close of business. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of shareholders’ equity, within “accumulated other comprehensive income,” until realized.

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

      Depreciation is computed using the straight-line method over the estimated useful life of each type of asset, as follows:

Computer hardware and purchased software	5	years

Internal use software development costs	5	years

Leasehold improvements	2-10	years

Furniture and equipment	5	years

Building	20	years

  g.  Redeemable Common Stock

      Shares of Series A and B Redeemable Common Stock are redeemable at a rate per share based upon current fair market value. The contractual agreements under which the Redeemable Common Stock was issued specify factors to be considered in determining fair market value, including the net present value of inforce insurance policy cash flows. However, since the Company no longer operates an insurance company, this factor is not applicable. Further, there is no active trading market for the Company’s stock which would establish market value. Accordingly, the Company’s Board of Directors has approved a redemption value of $1.99 per share as of December 31, 1999, based on management’s estimate of fair market value. Management’s estimate is derived from a valuation performed at the end of each period presented. Redeemable Common Stock is recorded at the greater of the issuance value or the redemption value, with the periodic differences recorded as redeemable common stock accretion. The Company recorded redeemable common stock accretion of $787,256 for the year ended December 31, 1999. The issuance value exceeded the redemption value at December 31, 1998. Accordingly, no accretion was recorded during the year ended December 31, 1998.

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

  j.  Earnings Per Share

      Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Earnings per share is based on the weighted average number of common shares outstanding, including shares of redeemable common stock.

  k.  Reclassifications

      Certain 1998 and 1997 balances have been reclassified to conform with the 1999 presentation. Such reclassifications had no effect on net income or shareholders’ equity.

2.  Investments

      Investment portfolios at the dates indicated consisted of the following:

	Maturity in years:

	1 Year	1 to 5	Longer Than
	or Less	Years	10 Years	Other	Total

December 31, 1999

Government agency securities	$—	$4,056,128	$769,532	$—	$4,825,660

Investment in IL Annuity	12,000,000	—	—	—	12,000,000

Corporate bonds	—	—	525,733	—	525,733

Mutual Funds	—	—	—	1,335,756	1,335,756

Equity securities	—	—	—	3,125,708	3,125,708

Amortized cost	12,000,000	4,056,128	1,295,265	4,461,464	21,812,857

Gross unrealized gains	—	—	—	241,957	241,957

Gross unrealized losses	—	(170,545)	(87,443)	(934,853)	(1,192,841)

Market value	$12,000,000	$3,885,583	$1,207,822	$3,768,568	$20,861,973

December 31, 1998

Government agency securities	$2,256,704	$4,841,327	$1,788,614	$—	$8,886,645

Corporate bonds	1,001,018	—	526,307	—	1,527,325

Mortgage-backed securities	—	—	—	1,524,500	1,524,500

Equity securities	—	—	—	5,139,732	5,139,732

Amortized cost	3,257,722	4,841,327	2,314,921	6,664,232	17,078,202

Gross unrealized gains	14,132	20,059	27,369	139,217	200,777

Gross unrealized losses	(22,556)	—	(3,164)	(265,631)	(291,351)

Market value	$3,249,298	$4,861,386	$2,339,126	$6,537,818	$16,987,628

Included in operating results for the years ended December 31, 1999, 1998, and 1997, are $917,505, $824,164, and $494,033 of interest income earned on investments, respectively.

3.  Fixed Assets

      A summary of fixed assets at the dates indicated follows:

		Accumulated
		Depreciation/	Net
	Cost	Amortization	Book Value

December 31, 1999

Computer hardware and purchased software	$5,582,936	$1,700,896	$3,882,040

Internal use software development costs	1,288,886	152,662	1,136,224

Leasehold improvements	1,292,870	74,454	1,218,416

Furniture and equipment	2,446,104	871,886	1,574,218

Building	3,438,332	114,188	3,324,144

Land	1,033,093	—	1,033,093

Totals	$15,082,221	$2,914,086	$12,168,135

December 31, 1998

Computer hardware and software	$3,406,540	$1,499,340	$1,907,200

Leasehold improvements	1,290,647	970,030	320,617

Furniture and equipment	1,205,587	578,659	626,928

Land	127,522	—	127,522

Totals	$6,030,296	$3,048,029	$2,982,267

4.  Software Licensing Fees

      In March 1999, LMG entered into a license agreement with a software vendor (the “Software Agreement”), pursuant to which LMG has the non-exclusive right to use certain computer software programs in administering policies on behalf of the carriers with whom the Company contracts. For this right, LMG incurred an initial licensing fee of $800,000 exclusive of taxes, of which the unpaid portion of $537,500 has been recorded as Software Licensing Fees Payable. This balance is due in March 2000. In addition, LMG agreed to pay licensing charges of $8,333 per month, increasing each year to $22,667 per month during the eighth year, plus cost of living adjustments each year. The monthly fees are being expensed as incurred. The term of the Software Agreement extends through March 2007, but may be terminated by LMG with six months written notice after March 2004. The $800,000 initial licensing fee has been recorded as Software Licensing Fees, net of amortization, in the accompanying consolidated balance sheets.

5.  Accrued Liabilities

      Accrued liabilities consist of the following:

	December 31,

	1999	1998

Accrued compensation	$2,119,485	$2,595,760

Commissions payable	929,802	714,926

Investment purchase pending	—	500,000

Miscellaneous expenses	1,177,850	577,715

Totals	$4,277,137	$4,388,401

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

7.  Loan Payable

      On May 7, 1999, the Company purchased for $4.3 million the building in Petaluma, California, which previously housed the Company’s headquarters. In conjunction with the building acquisition, the Company paid $2.2 million of the purchase price in cash and entered into a loan payable for the remaining $2.1 million. The loan has a ten-year term and is payable in monthly installments plus one balloon payment of approximately $1.8 million, due on May 10, 2009. The loan bears interest at 0.5% per annum above the Prime Rate, as published in the West Coast Edition of the Wall Street Journal. The loan is fully guaranteed by each of the Company’s subsidiaries. In addition, the loan agreement contains certain covenants with which the Company must comply, including restrictions on indebtedness or investments outside the ordinary course of business and restrictions on dividends or other changes in the Company’s capital structure. One of the covenants requires management to obtain lender approval prior to repurchasing non-redeemable common stock. The Lender has waived this covenant through June 30, 2000, provided that such voluntary repurchases do not exceed $125,000 per quarter. Pursuant to the loan agreement, the Company was also required to place approximately $560,000 in reserve to cover loan payments in the event of default and to provide for certain repair costs. Such reserved amounts are classified as Other Assets in the accompanying consolidated balance sheet at December 31, 1999.

      The Company’s future principal payments are as follows:

Year Ended December 31,	Principal

2000	$27,166

2001	29,509

2002	32,053

2003	34,817

2004	37,820

Thereafter	1,962,768

8.  Incentive Compensation Payable

      Under the Company’s Officer Incentive Bonus Plan (the “Plan”), each officer of the Company is allocated from 0.75% to 1.25% of annual net income in a given year (the “Bonus Year”), before officer incentive bonuses, as an incentive bonus (the “Bonus”). The payment of the Bonus occurs in equal amounts over the three years following the Bonus Year. The first payment is automatically paid immediately following the end of the Bonus Year. The remaining two payments are paid in the second and third years following the Bonus Year and are contingent upon the Company achieving targeted growth in net income during the first and second years following the Bonus Year, respectively. The Bonus payment is forfeited for any year during which the specified growth is not achieved. At December 31, 1999 and 1998, $596,506 and $798,062 respectively, are reflected as incentive compensation payable in the accompanying consolidated balance sheets of which $469,720 and $488,671, respectively, are classified as non-current liabilities. Such amounts primarily represent the deferred portion of the 1999 and 1998 Bonuses.

9.  Deferred Compensation Payable

      The Company sponsors a qualified defined contribution 401(k) plan (the “401(k) Plan”), which is available to all employees. The 401(k) Plan allows employees to defer, on a pretax basis, a portion of their compensation as contributions to the 401(k) Plan. Employees may elect to contribute up to 15% of their annual compensation (not to exceed $10,000 annually for 1999 and 1998) to the 401(k) Plan. The Company matches 50% of each employee’s contributions, up to a maximum of 6% of annual compensation. The Company’s matching contributions charged to operating expenses were $348,132, $272,658, and $181,443 for the years ended December 31, 1999, 1998, and 1997, respectively.

      The Company also sponsors a non-qualified deferred compensation plan (the “Key Employee Deferred Compensation Plan”), which is available to certain employees who, because of Internal Revenue Code limitations, are prohibited from contributing the maximum percentage of salary to the 401(k) Plan. Under the Key Employee Deferred Compensation Plan certain employees may defer, on a pre-tax basis, a percentage of annual compensation, including bonuses. The Company matches 50% of each employee’s contributions, up to a maximum of 6% of annual compensation, less amounts already matched under the 401(k) Plan. Deferrals under the Key Employee Deferred Compensation Plan began in the first quarter of 1999. Pursuant to the Key Employee Deferred Compensation Plan, the Company recorded $53,073 in matching expense during the year ended December 31, 1999. As of December 31, 1999, employee contributions and Company matching contributions, net of accumulated losses, totaled $213,045. Such amounts are reflected as a liability in the accompanying consolidated balance sheet.

      The Company also sponsors a non-qualified deferred compensation plan under which producers may defer, on a pre-tax basis, up to 50% of annual commissions (the “Producer Commission Deferral Plan”). Producers who earn a minimum of $100,000 in annual commission are eligible to participate in the Producer Commission Deferral Plan. In addition, the Company will match producer contributions for those producers who earn over $250,000 in annual commissions at rates ranging from 1% to 5% of amounts deferred, depending on the level of annual commissions earned. Deferrals under the Producer Commission Deferral Plan began in the second quarter of 1999. During the year ended December 31, 1999, $55,710 in matching contributions were charged to operating expenses related to the Producer Commission Deferral Plan. As of December 31, 1999, producer contributions and Company matching contributions, net of accumulated losses, totaled $1,170,001. Such amounts are reflected as a liability in the accompanying consolidated balance sheet.

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

      The Company’s future minimum annual lease commitments under all operating leases are as follows:

Year Ended December 31,

2000	$1,905,151

2001	2,030,169

2002	1,864,285

2003	1,529,923

2004	1,373,880

Thereafter	5,108,888

Total minimum lease payments	$13,812,296

      In May 1998, the Company entered into a Shareholder’s Agreement with Lynda Regan, Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, and certain other individuals. Under the terms of this agreement, in the event of the death of Ms. Regan, the Company shall repurchase from Ms. Regan’s estate all shares of common stock that were owned by Ms. Regan at the time of her death, or were transferred by her to one or more trusts prior to her death. The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares. The Company has purchased a life insurance policy with a face amount of $14.0 million for the purpose of funding this obligation in the event of Ms. Regan’s death.

      As a professional services firm engaged in marketing and servicing life insurance and annuity products, the Company encounters litigation in the normal course of business, including the activities relating to its former business of operating an insurance company. In December 1996, LMG and American National were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama, alleging misrepresentation and price discrimination in connection with the sale of certain annuity products issued by American National and marketed by LMG. American National and LMG have denied the allegations contained in the complaint as well as any wrongdoing with respect to the sale and issuance of annuities. However, on June 7, 1998, in order to avoid protracted litigation, American National and LMG entered into a settlement agreement with the plaintiffs and other class members. LMG’s portion of the settlement, net of recovery under its Errors and Omissions insurance policy, was approximately $1.1 million, which was recorded as an expense in 1998.

Management is not aware of any material asserted or unasserted litigation which existed at December 31, 1999.

      As part of the Company’s agreements with certain of its insurance producers (the “Producers”), the Company may, under certain circumstances, be obligated to purchase the business of the Producers. At December 31, 1999, there were no outstanding commitments by the Company relating to such obligations.

11.  Redeemable Common Stock

      The following table summarizes transactions affecting redeemable common stock during the years ended December 31, 1999, 1998, and 1997:

	Series A		Series B		Total
	Redeemable Common		Redeemable Common		Redeemable Common
	Stock		Stock		Stock

		Carrying		Carrying		Carrying
	Shares	Amount	Shares	Amount	Shares	Amount

Balance

January 1, 1997	5,769,086	$10,512,023	610,326	$1,830,978	6,379,412	$12,343,001

Redemptions and retirement of common stock	(261,760)	(471,955)	(9,465)	(28,395)	(271,225)	(500,350)

Balance

December 31, 1997	5,507,326	10,040,068	600,861	1,802,583	6,108,187	11,842,651

Redemptions and retirement of common stock	(335,879)	(612,021)	(1,733)	(5,199)	(337,612)	(617,220)

Balance

December 31, 1998	5,171,447	9,428,047	599,128	1,797,384	5,770,575	11,225,431

Redemptions and retirement of common stock	(249,832)	(421,289)	(9,371)	(28,113)	(259,203)	(449,402)

Accretion to redemption value	—	787,256	—	—	—	787,256

Balance

December 31, 1999	4,921,615	$9,794,014	589,757	$1,769,271	5,511,372	$11,563,285

      Shares of Redeemable Common Stock are excluded from total shares issued and outstanding in the accompanying consolidated balance sheets.

12.  Stock Options and Stock Awards

      The Company currently sponsors two stock-based compensation plans, which are described below. Options were first granted under both plans during 1998. Under both plans, the exercise price of each option equals the estimated fair market value of the underlying common stock on the date of grant, as estimated by management (see Note 1) and as discounted for lack of marketability, except for incentive stock options granted to 10% shareholders where the exercise price equals 110% of the estimated fair market value. Both plans are administered by committees, which are appointed by the Company’s Board of Directors.

      Producer Option Plan — Under the Regan Holding Corp. Producer Stock Option and Award plan (the “Producer Option Plan”), the Company may grant to LMG producers and LFS registered representatives non-qualified stock options (the “Producer Options”) to purchase the Company’s common stock. 9,500,000 shares have been reserved for grant under the Producer Option Plan. The Producer Options granted through June 1999 vested ratably over the five years following grant. During the second quarter of 1999, however, the Company waived the Producer Options’ vesting provisions, thereby converting the Producer Options from “variable” to “fixed” options pursuant to guidance proscribed in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as interpreted by Emerging Issues Task Force Issue 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring or in Conjunction With Selling Goods and Services. As a result, the Company recorded $2,867,000 of expense during 1999 representing management’s estimate of the fair value of the Producer Options at the date that the vesting provisions were waived. The fair value of the options was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates ranging from

5.3% to 6.0%, expected volatility ranging from 27.7% to 39.5%, and expected lives ranging from one to five years. A dividend yield assumption was not applicable, as the Company’s stock is not publicly traded nor does the Company pay dividends. All Producer Options granted after June 1999 were immediately vested upon grant. Producer Options generally expire in six years.

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

      Employee Option Plan — Under the Regan Holding Corp. 1998 Stock Option Plan (the “Employee Option Plan”), the Company may grant to employees and directors incentive stock options and non-qualified options to purchase the Company’s common stock (collectively referred to herein as “Employee Options”). 5,500,000 shares have been reserved for grant under the Employee Option Plan. The Employee Options generally vest over four or five years and expire in ten years, except for incentive stock options granted to 10% shareholders, which expire in five years. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the Employee Option Plan. Accordingly, no compensation expense has been recognized for options granted under the Employee Option Plan. Had the Company elected to recognize compensation expense in accordance with SFAS No. 123, the Company’s net income and earnings per share for the year ended December 31, 1999 would have been reduced for options granted under the Employee Option Plan to the pro-forma amounts indicated below:

		Earnings	Earnings
	Net	per Share-	per Share-
	Income	Basic	Diluted

December 31, 1999

As reported	$4,467,834	$0.17	$0.16

Pro-Forma	$3,991,616	$0.15	$0.14
December 31, 1998

As reported	$9,770,208	$0.37	$0.36

Pro-Forma	$9,727,809	$0.37	$0.36

      For purposes of estimating the fair value of the Employee Options for the pro-forma amounts listed above, the Company applied the minimum value method, as proscribed in SFAS No. 123, with risk-free rate interest rate assumptions ranging from 4.7% to 6.3% and expected life assumptions ranging from five to seven years. Volatility and dividend yield assumptions were not applicable, as the Company’s stock is not publicly traded nor does the Company pay dividends.

      The following table summarizes transactions under both plans:

	Employee Option Plan		Producer Option Plan		Total

		Weighted-average		Weighted-average		Weighted-average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at January 1, 1998	—	$—	—	$—	—	$—

Granted	1,513,000	$0.74	992,000	$0.76	2,505,000	$0.75

Forfeited	(23,000)	$0.73	(6,500)	$0.73	(29,500)	$0.73

Outstanding at December 31, 1998	1,490,000	$0.74	985,500	$0.76	2,475,500	$0.75

Granted	1,552,200	$1.29	4,921,250	$1.27	6,473,450	$1.27

Exercised	(8,350)	$0.79	(64,100)	$1.02	(72,450)	$0.99

Forfeited	(46,100)	$1.06	(20,750)	$1.17	(66,850)	$1.09

Outstanding at December 31, 1999	2,987,750	$1.02	5,821,900	$1.19	8,809,650	$1.13

Exercisable at December 31, 1999	343,650	$0.77	5,821,900	$1.19	6,165,550	$1.16

      The following table summarizes information about stock options outstanding at December 31, 1999 under both plans:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of exercise prices	Shares	Contractual Life	Price	Shares	Price

$0.73 – $0.84	2,284,300	6.4	$0.73	1,170,300	$0.73

$1.03	129,750	4.4	$1.03	107,250	$1.03

$1.27 – $1.40	6,395,600	5.9	$1.27	4,888,000	$1.27

	8,809,650	6.0	$1.13	6,165,550	$1.16

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

      The provisions for federal and state income taxes consist of amounts currently payable and amounts deferred which, for the periods indicated, are shown below:

	For the Year Ended December 31,

	1999	1998	1997

Current income taxes:

Federal	$3,481,693	$5,002,541	$1,262,317

State	926,890	1,375,980	572,332

Total current	4,408,583	6,378,521	1,834,649

Deferred income taxes:

Federal	(1,094,714)	55,818	405,951

State	(225,605)	(8,417)	(45,576)

Total deferred	(1,320,319)	47,401	360,375

Provision for income taxes	$3,088,264	$6,425,922	$2,195,024

      The Company’s deferred tax assets (liabilities) consist of the following:

	December 31,

	1999	1998

Alternative minimum tax credit carryforward	$319,236	$373,620

Sales incentive trip accrual	895,841	359,424

Fixed asset depreciation	(703,713)	130,115

Producer stock option expense	1,861,483	223,165

Capital loss, net of valuation allowance of $23,864 and $0, respectively	—	—

Other	553,987	178,071

Total deferred tax assets	$2,926,834	$1,264,395

      The provisions for income taxes differ from the provisions computed by applying the statutory federal income tax rate (34%) to income before taxes, as follows:

	For the Year Ended December 31,

	1999	1998	1997

Federal income taxes due at statutory rate (34%)	$2,569,076	$5,566,612	$1,817,462

Increases (reductions) in income taxes resulting from:

State franchise taxes, net of federal income tax benefit	492,966	907,981	375,892

Other	26,222	(48,671)	1,670

Provision for income taxes	$3,088,264	$6,425,922	$2,195,024

As of December 31, 1999, the Company also has, for income tax purposes, $319,236, in alternative minimum tax credits which can be used to reduce income taxes in subsequent years to the extent regular tax exceeds tentative minimum tax. The credits generally have no expiration date.

14.  Earnings per Share

      Following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculations. No potentially dilutive securities existed prior to January 1, 1998.

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 1999
Basic earnings per share

Income available to common shareholders	$4,467,834	26,393,679	$0.17
Effective of dilutive securities

Employee and producer stock options	—	1,366,461

Diluted earnings per share	$4,467,834	27,760,140	$0.16

For the year ended December 31, 1998
Basic earnings per share

Income available to common shareholders	$9,770,208	26,543,535	$0.37
Effective of dilutive securities

Employee and producer stock options	—	643,901

Diluted earnings per share	$9,770,208	27,187,436	$0.36

      Options to purchase 76,900 shares of common stock at $1.39 per share were outstanding during the second half of 1999 and remained outstanding at December 31, 1999, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the year.

15.  Segment Information

      The Company’s reportable segments are those that are based on the Company’s method of internal reporting, which desegregates its business into two primary reportable segments: Legacy Marketing Group, and Legacy Financial Services, Inc. The financial results of the Company’s operating segments are presented on an accrual basis. There are no significant differences between the accounting policies of the segments as compared to the Company’s consolidated financial statements. In addition to revenues and expenses recorded directly by each segment, the Company evaluates the performance of its segments and allocates resources to them based on estimates of salaries and other expenses attributed to each of the segments’ operations. There are no material intersegment revenues.

      The table below presents information about the Company’s operating segments for the years ended December 31, 1999, 1998 and 1997:

	Legacy	Legacy
	Marketing	Financial
	Group	Services, Inc.	Other	Total

Year Ended December 31, 1999

Total revenue	$48,117,700	$1,694,680	$218,237	$50,030,617

Total expenses	34,291,486	1,485,463	7,926,249	43,703,198

Operating income (loss)	13,826,214	209,217	(7,708,012)	6,327,419

Other income	1,202,854	3,155	22,670	1,228,679

Income (loss) before tax	15,029,068	212,372	(7,685,342)	7,556,098

Tax provision (benefit)	5,413,341	(55,514)	(2,269,563)	3,088,264

Net income (loss)	$9,615,727	$267,886	$(5,415,779)	$4,467,834

Year Ended December 31, 1998

Total revenue	$45,113,652	$821,512	$—	$45,935,164

Total expenses	27,649,023	861,486	2,449,557	30,960,066

Operating income (loss)	17,464,629	(39,974)	(2,449,557)	14,975,098

Other income (loss)	1,220,313	1,439	(720)	1,221,032

Income (loss) before tax	18,684,942	(38,535)	(2,450,277)	16,196,130

Tax provision (benefit)	6,880,139	(128,953)	(325,264)	6,425,922

Net income (loss)	$11,804,803	$90,418	$(2,125,013)	$9,770,208

Year Ended December 31, 1997

Total revenue	$21,571,588	$311,894	$—	$21,883,482

Total expenses	15,011,972	653,926	1,569,699	17,235,597

Operating income (loss)	6,559,616	(342,032)	(1,569,699)	4,647,885

Other income (loss)	715,168	—	(17,575)	697,593

Income (loss) before tax	7,274,784	(342,032)	(1,587,274)	5,345,478

Tax provision (benefit)	2,420,753	(230,335)	4,606	2,195,024

Net income (loss)	$4,854,031	$(111,697)	$(1,591,880)	$3,150,454

Total assets

December 31, 1999	$27,652,585	$1,300,153	$17,639,658	$46,592,396

December 31, 1998	$21,777,580	$823,714	$8,684,719	$31,286,013

      The “Other” segment above includes Regan Holding Corp. (stand-alone) and its remaining subsidiaries, LifeSurance Corporation, Legacy Advisory Services, Inc., and Legacy Reinsurance Company. Such entities’ operations do not currently factor significantly into management decision making and, accordingly, were not separated for purposes of this disclosure.

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

      Prior to December, 1995, American National was the only insurance company with which the Company was contracted to market insurance products. This arrangement generated approximately 10.5%, 12.7%, and 36.2% of total revenues to the Company during 1999, 1998 and 1997, respectively. In December 1995, the Company contracted to provide marketing and administrative services for IL Annuity. This arrangement generated approximately 73.5% 79.9% and 57.0% of the Company’s revenues during 1999, 1998 and 1997, respectively. In May 1998, the Company contracted to provide marketing and administrative services for Transamerica. These agreements generated approximately 11.3% and 1.7% of the Company’s revenue during 1999 and 1998, respectively. However, neither the Marketing Agreements nor the Administrative Agreements prevent the Company from entering into similar arrangements with other insurance companies.

      Although the Company markets and administers several annuity and life insurance products on behalf of the Carriers, the Company’s revenues are derived primarily from sales and administration of certain annuity products, especially the VisionMark™ annuity offered by IL Annuity. During 1999, 1998, and 1997, 56.2%, 70.6% and 52.4%, respectively, of the Company’s consolidated revenue resulted from sales of the VisionMark™ annuity.

      At December 31, 1999, the Company’s investment portfolio included a $12 million investment in Indianapolis Life Group of Companies (“Indianapolis Group”), an affiliate of IL Annuity, which represents 25.8% of the Company’s total assets. In the first quarter of 2000, the Indianapolis Group repurchased the equity securities from the Company for $12,546,099, pursuant to the terms of the Investment Agreement.

18.  Subsequent Events

      In February 2000, LMG entered into an Agency Agreement with Bankers United Life Assurance Company (“Bankers”) pursuant to which LMG is authorized to solicit, through its network of independent insurance producers, sales of long-term care products offered by Bankers. For this solicitation, LMG will receive commissions based on the volume of premiums sold and the age of the policyholder. The Agency Agreement may be terminated by either party with 15 days notice without cause, and may be terminated by either party immediately for cause. LMG is currently working to become licensed in several states to sell long-term care products. Accordingly, no sales of long-term care products have occurred to date.

      During the first quarter of 2000, the Marketing and Administrative Agreements with American National were amended to extend the terms of the agreements to April 30, 2000. LMG and American National are in the process of negotiating a five year extension for both agreements.

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidating Balance Sheet
December 31, 1999

			Legacy		Legacy
	Regan	Legacy	Financial		Advisory	Legacy	Combined
	Holding	Marketing	Services,	LifeSurance	Services,	Reinsurance	December 31,
	Corp.	Group	Inc.	Corporation	Inc.	Company	1999

Assets

Cash and cash equivalents	$450,749	$(138,068)	$416,243	$348,090	$13,115	$4,630	$1,094,759

Investments	—	20,861,973	—	—	—	—	20,861,973

Accounts receivable	448,657	1,551,644	625,708	(146)	4	—	2,625,867

Prepaid expenses	122,033	397,346	78,667	43,713	—	—	641,759

Income taxes receivable (payable)	5,430,529	(3,034,756)	(41,409)	533,624	5,713	—	2,893,701

Intercompany receivable (payable)	(15,962,012)	15,996,961	18,136	—	(28,429)	(24,656)	—

Deferred income taxes—current	—	895,841	—	—	—	—	895,841

Marketing supplies inventory	—	691,559	14,859	—	—	—	706,418

Total current assets	(9,510,044)	37,222,500	1,112,204	925,281	(9,597)	(20,026)	29,720,318

Net fixed assets	8,097,314	3,980,657	—	90,164	—	—	12,168,135

Investment in subsidiaries	35,701,393	—	—	—	—	—	35,701,393

Deferred income taxes—non-current	1,283,011	739,218	8,764	—	—	—	2,030,993

Prepaid software licensing fees	—	779,375	—	—	—	—	779,375

Other assets	562,730	927,796	197,321	120,739	—	209,989	2,018,575

Total non-current assets	45,644,448	6,427,046	206,085	210,903		209,989	52,698,471

Total assets	$36,134,404	$43,649,546	$1,318,289	$1,136,184	$(9,597)	$189,963	$82,418,789

Liabilities

Accounts payable	$42,865	$338,859	$23,059	$31,216	$—	$—	$435,999

Accrued sales convention costs	—	2,248,913	—	—	—	—	2,248,913

Accrued liabilities	354,628	3,111,976	611,744	273,789	—	—	4,352,137

Software licensing fees payable	—	537,500	—	—	—	—	537,500

Other current liabilities	—	107,384	—	—	—	—	107,384

Margin loan payable	—	3,088,918	—	—	—	—	3,088,918

Total current liabilities	397,493	9,433,550	634,803	305,005		—	10,770,851

Loan payable	2,124,133	132,285	—	—	—	—	2,256,418

Incentive compensation payable	—	469,720	—	—	—	—	469,720

Deferred compensation payable	—	1,364,713	—	—	—	—	1,364,713

Other liabilities	—	167,641	—	—	—	—	167,641

Total non-current liabilities	2,124,133	2,134,359	—	—	—	—	4,258,492

Total liabilities	2,521,626	11,567,909	634,803	305,005	—	—	15,029,343

Commitments and contingencies	—	—	—	—	—	—	—

Redeemable common stock	11,563,285	—	—	—	—	—	11,563,285

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Consolidated
		December 31,
	Eliminations	1999

Assets

Cash and cash equivalents	$—	$1,094,759

Investments	—	20,861,973

Accounts receivable	—	2,625,867

Prepaid expenses	(125,000)	516,759

Income taxes receivable (payable)	—	2,893,701

Intercompany receivable (payable)	—	—

Deferred income taxes—current	—	895,841

Marketing supplies inventory	—	706,418

Total current assets	(125,000)	29,595,318

Net fixed assets	—	12,168,135

Investment in subsidiaries	(35,701,393)	—

Deferred income taxes—non-current	—	2,030,993

Prepaid software licensing fees	—	779,375

Other assets		2,018,575

Total non-current assets	(35,701,393)	16,997,078

Total assets	$(35,826,393)	$46,592,396

Liabilities

Accounts payable	$—	$435,999

Accrued sales convention costs	—	2,248,913

Accrued liabilities	(125,000)	4,227,137

Software licensing fees payable	—	537,500

Other current liabilities	—	107,384

Margin loan payable		3,088,918

Total current liabilities	(125,000)	10,645,851

Loan payable	—	2,256,418

Incentive compensation payable	—	469,720

Deferred compensation payable	—	1,364,713

Other liabilities	—	167,641

Total non-current liabilities	—	4,258,492

Total liabilities	(125,000)	14,904,343

Commitments and contingencies	—	—

Redeemable common stock	—	11,563,285

			Legacy		Legacy
	Regan	Legacy	Financial		Advisory	Legacy	Combined
	Holding	Marketing	Services,	LifeSurance	Services,	Reinsurance	December 31,
	Corp.	Group	Inc.	Corporation	Inc.	Company	1999

Shareholders’ equity (deficit)

Common stock	3,659,367	100,000	50,000	—	—	100,000	3,909,367

Paid-in capital from retirement of common stock	927,640	510,753	1,650,000	9,277,919	—	100,000	12,466,312

Paid-in capital from producer stock options	2,870,000	—	22,000	—	—	—	2,892,000

Retained earnings (accumulated deficit)	14,592,486	32,042,988	(1,038,514)	(8,446,740)	(9,597)	(10,037)	37,130,586

Accumulated other comprehensive income- net	—	(572,104)	—	—	—	—	(572,104)

Total shareholders’ equity	22,049,493	32,081,637	683,486	831,179	(9,597)	189,963	55,826,161

Total liabilities, redeemable common stock & shareholders’ equity (deficit)	$36,134,404	$43,649,546	$1,318,289	$1,136,184	$(9,597)	$189,963	$82,418,789

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Consolidated
		December 31,
	Eliminations	1999

Shareholders’ equity (deficit)

Common stock	(250,000)	3,659,367

Paid-in capital from retirement of common stock	(11,538,672)	927,640

Paid-in capital from producer stock options	—	2,892,000

Retained earnings (accumulated deficit)	(23,912,721)	13,217,865

Accumulated other comprehensive income- net	—	(572,104)

Total shareholders’ equity	(35,701,393)	20,124,768

Total liabilities, redeemable common stock & shareholders’ equity (deficit)	$(35,826,393)	$46,592,396

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidating Income Statement
For the Year Ended December 31, 1999

			Legacy		Legacy		Combined
	Regan	Legacy	Financial		Advisory	Legacy	Year Ended
	Holding	Marketing	Services,	LifeSurance	Services,	Reinsurance	December 31,
	Corp.	Group	Inc.	Corporation	Inc.	Company	1999

Income

Marketing allowances	$—	$25,363,487	$113,857	$—	$—	$—	$25,477,344

Commission income	—	13,900,907	1,491,835	—	2,517	—	15,395,259

Administrative fees	—	8,637,245	—	—	—	—	8,637,245

Intercompany management fee income	1,643,532	213,800	—	—	—	—	1,857,332

Seminar income	—	179,330	—	201,989	—	—	381,319

Other income	12,921	36,731	88,988	705	105	—	139,450

Total Income	1,656,453	48,331,500	1,694,680	202,694	2,622	—	51,887,949

Expenses

Salaries and related benefits	—	20,620,054	979,325	617,518	—	—	22,216,897

Sales promotion and support	449,118	6,602,008	234,422	449,089	360	—	7,734,997

Producer stock options	2,845,000	—	22,000	—	—	—	2,867,000

Professional fees	640,170	1,498,873	63,791	142,151	13,504	14,595	2,373,084

Occupancy	363,750	1,692,601	36,318	100,963	—	—	2,193,632

Depreciation and amortization	1,341,603	337,642	7,723	67,897	—	—	1,754,865

Equipment	354,498	637,097	25,415	2,065	—	—	1,019,075

Courier and postage	20,534	882,157	61,078	44,733	—	—	1,008,502

Stationery and supplies	1,335	882,978	3,489	66,436	120	—	954,358

Travel and entertainment	774	590,044	35,550	81,408	—	—	707,776

Insurance	68,481	336,425	(8,984)	4,007	—	—	399,929

Miscellaneous	212,713	211,607	25,336	23,404	—	23	473,083

Intercompany management fees	—	1,500,000	357,332	—	—	—	1,857,332

Total expenses	6,297,976	35,791,486	1,842,795	1,599,671	13,984	14,618	45,560,530

Income before income from subsidiaries	(4,641,523)	12,540,014	(148,115)	(1,396,977)	(11,362)	(14,618)	6,327,419

Income from subsidiaries	7,360,176	—	—	—	—	—	7,360,176

Operating income	2,718,653	12,540,014	(148,115)	(1,396,977)	(11,362)	(14,618)	13,687,595

Other income

Investment income-net	17,201	1,202,854	3,155	839	—	4,630	1,228,679

Income before income taxes	2,735,854	13,742,868	(144,960)	(1,396,138)	(11,362)	(9,988)	14,916,274

Provision for income taxes	(1,731,980)	5,413,341	(55,514)	(533,636)	(3,997)	50	3,088,264

Net income (loss)	$4,467,834	$8,329,527	$(89,446)	$(862,502)	$(7,365)	$(10,038)	$11,828,010

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Consolidated
		Year Ended
		December 31,
	Eliminations	1999

Income

Marketing allowances	$—	$25,477,344

Commission income	—	15,395,259

Administrative fees	—	8,637,245

Intercompany management fee income	(1,857,332)	—

Seminar income	—	381,319

Other income	—	139,450

Total Income	(1,857,332)	50,030,617

Expenses

Salaries and related benefits	—	22,216,897

Sales promotion and support	—	7,734,997

Producer stock options	—	2,867,000

Professional fees	—	2,373,084

Occupancy	—	2,193,632

Depreciation and amortization	—	1,754,865

Equipment	—	1,019,075

Courier and postage	—	1,008,502

Stationery and supplies	—	954,358

Travel and entertainment	—	707,776

Insurance	—	399,929

Miscellaneous	—	473,083

Intercompany management fees	(1,857,332)	—

Total expenses	(1,857,332)	43,703,198

Income before income from subsidiaries	—	6,327,419

Income from subsidiaries	(7,360,176)	—

Operating income	(7,360,176)	6,327,419

Other income

Investment income-net	—	1,228,679

Income before income taxes	(7,360,176)	7,556,098

Provision for income taxes	—	3,088,264

Net income (loss)	$(7,360,176)	$4,467,834

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

  Directors

      The Company’s Board of Directors are elected annually at a meeting of Shareholders. The following Directors were elected at the Shareholder Meeting which was held on May 21, 1999:

		Director
Name	Principal Occupation	Since

Lynda L. Regan	Ms. Regan, born in 1948, has served as Chairman and Chief Executive Officer of the Company since 1992. She was Senior Vice President and Treasurer from 1990 to 1992.	1990

Steven C. Anderson, CLU, ChFC, LUTCF	Mr. Anderson, born in 1948, has been a partner in Hoalst Anderson, an independent insurance agency, since 1983. He is a member of the National Association of Life Underwriters and Society of Financial Service Professionals.	1990

R. Preston Pitts	Mr. Pitts, born in 1951, has served as Chief Financial Officer of the Company since 1994, as President and Secretary of the Company since February 1997, and as Chief Operating Officer of the Company since April, 1998. Prior to joining the Company, he owned Pitts Company, a CPA firm specializing in services for insurance companies, served as financial officer for United Family Life Insurance Company and American Security Insurance Group, both Fortis-owned companies, and was Audit Manager for Ernst & Young.	1995

Ute Scott-Smith	Ms. Scott-Smith, born in 1960, served as Senior Vice-President of the Company from 1990 to April of 1997.	1997

  Executive Officers

      In addition to the Directors who serve as executive officers of the Company and who are identified above, the following individuals serve as executive officers of the Company:

      H. Lynn Stafford, born in 1957, has served as Vice President of Operations of the Company from 1995 to July, 1997, and as Chief Information Officer since August, 1997. Prior to that time, he served as Chief Operating Officer for Lincoln Liberty Life Insurance Company and First Delaware Life Insurance Company.

      Gregory C Egger, born in 1949, serves as Officer of Strategic Development and served as Chief Marketing Officer of the Company from 1997 to April 2000. Prior to that time, Mr. Egger was Executive Vice President for American Security Group.

      David A. Skup, born in 1952, has served as Chief Financial Officer of the Company since July, 1997. Previously, Mr. Skup was Vice President in Charge of Internal Audit for Independent Insurance Group, Inc. and was Senior Audit Manager for Deloitte, Haskins & Sells.

  Family Relationships

      Lynda L. Regan, Chairman and Chief Executive Officer of the Company, is married to R. Preston Pitts, President, Chief Operating Officer and Director of the Company.

Item 11. Executive Compensation

Summary Compensation Table

      The following Summary Compensation Table sets forth the compensation of the Company’s Chief Executive Officer and the four most highly compensated executive officers (the “named executive officers”) for services in all capacities to the Company and its subsidiaries during 1999, 1998, and 1997.

	Annual Compensation

		Annual	Annual			All Other
Name and Position	Year	Salary	Bonus(1)	Other		Compensation

Lynda L. Regan	1999	$548,462	$192,562	$5,000	(2)
Chief Executive Officer				21,750	(5)
				16,825	(4)
	1998	435,781	249,612	5,000	(2)	—
				16,824	(4)
	1997	407,712	167,916	4,750	(2)	—
				16,825	(4)

R. Preston Pitts	1999	$425,883	$157,562	$2,105	(2)
President and Chief Operating Officer				16,540	(5)
	1998	336,211	205,175	5,000	(2)	—
	1997	300,000	149,916	4,750	(2)	—

Gregory C. Egger(3)	1999	$243,309	$104,154	$5,000	(2)
Officer of Strategic Development				4,572	(5)
	1998	232,788	124,868	5,000	(2)	—
	1997	77,885	52,046	—		—

David A. Skup(3)	1999	$183,442	$67,987	$5,000	(2)
Administrative Services Officer, Chief				3,231	(5)
Financial Officer and Treasurer	1998	167,254	95,426	5,000	(2)	—
	1997	60,577	20,661	—		—

H. Lynn Stafford	1999	$190,521	$65,274	$5,000	(2)
Chief Information Officer				2,730	(5)
	1998	155,192	109,835	5,000	(2)	—
	1997	139,231	73,416	4,750	(2)	—

(1)	Includes bonuses in the year in which they were earned.

(2)	The Company matches contributions made to its 401(k) Plan at a rate of $.50 for every $1.00 deferred, up to 6% of total annual compensation.

(3)	Mr. Skup and Mr. Egger were elected officers of the Company in July, 1997, and August, 1997, respectively.

(4)	The Company pays interest on debt related to a split dollar life insurance policy under which Ms. Regan is the beneficiary.

(5)	The Company matches contributions made by certain employees to the Company’s non-qualified deferred compensation plan at a rate of $0.50 for every $1.00 deferred, up to 6% of total annual compensation less amounts already matched under the Company’s 401(k) Plan.

Directors’ Compensation

      The Company provides compensation to outside Directors of $1,500 per meeting, plus an annual retainer of $10,000. Also, outside Directors of the Company are eligible to receive stock options. Currently, Steven C. Anderson and Ute Scott-Smith are the only outside Directors of the Company. The other Directors are otherwise employed by the Company and are not compensated for serving as Directors or attending Board or committee meetings.

Options/SAR Grants in Last Fiscal Year

      The following table sets forth grants of stock options to the named executive officers during the fiscal year ended December 31, 1999. No SARs were granted during the fiscal year ended December 31, 1999.

		Individual				Potential Realizable
		Grants % of				Value at Assumed
	Number of	Total				Annual Rates of Stock
	Securities	Options/SARs				Price Appreciation for
	Underlying	Granted to	Exercise or			Option Term(2)
	Options/SARs	Employees in	Base Price	Expiration
Name	Granted	Fiscal Year(3)	($/Share)(1)	Date		5%($)	10%($)

Lynda L. Regan	125,000	8.1%	$1.40	12/31/03	(4)	$37,714	$81,218

R. Preston Pitts	225,000	14.5%	1.27	12/31/08	(5)	157,543	388,034

Gregory C Egger	175,000	11.3%	1.27	12/31/08	(5)	122,533	301,804

David A. Skup	125,000	8.1%	1.27	12/31/08	(5)	87,524	215,575

H. Lynn Stafford	125,000	8.1%	1.27	12/31/08	(5)	87,524	215,575

(1)	All options set forth in this table were granted at fair market value on the date of the grant as determined by the Board of Directors of the Company.

(2)	Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compound rates of appreciation (5% and 10%) on the market value of the Common Stock on the date of option grant over the term of the options. These numbers are calculated based on rules promulgated by the SEC and do not reflect the Company’s estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

(3)	Based on options to purchase an aggregate of 1,552,200 shares of Common Stock granted to all employees of the Company in fiscal 1999.

(4)	The dates of exercisability are as follows: (i) 25% on January 1, 2000; (ii) 25% on January 1, 2001; (iii) 25% on January 1, 2002; and (iv) 25% on January 1, 2003.

(5)	The dates of exercisability are as follows: (i) 20% on January 1, 2000; (ii) 20% on January 1, 2001; (iii) 20% on January 1, 2002; (iv) 20% on January 1, 2003; and (v) 20% on January 1, 2004.

Aggregated Options/ SAR Exercises in Last Fiscal Year

And Fiscal Year-end Options/ SAR Values

      The following table sets forth certain information concerning the exercise of options by each of the named executive officers during fiscal 1999 and the number and value of unexercised options held by each of the named executive officers as of December 31, 1999.

Number of Securities
			Underlying Unexercised	Value of Unexercised in-
	Shares		Options/SARs at Fiscal	the-money Options/SARs
	Acquired on	Value	year End(#)	at Fiscal Year End(1)($)
Name	Exercise(#)	Realized($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Lynda L. Reagan	—	—	$81,250/$143,750	$40,563/$ 48,688

R. Preston Pitts	—	—	125,000/ 300,000	75,700/142,800

Gregory C Egger	2,000	$1,320	113,000/ 260,000	71,500/132,400

David A. Skup	100	54	104,900/ 220,000	70,420/122,000

H. Lynn Stafford	—	—	105,000/ 220,000	70,500/122,000

(1)	Calculated on the basis of the difference between the closing price of the underlying securities on December 31, 1999 and the exercise price of the option.

Compensation Committee Interlocks and Insider Participation

      As noted above, the Company does not have a compensation committee. The compensation of executive officers is determined by the Board of Directors. Lynda Regan, who is Chief Executive Officer of the Company, is also Chairman of the Board of Directors and R. Preston Pitts, who is President and Chief Operating Officer, is also a Director. None of the executive officers of the Company serve as a Director or member of the compensation committee of an entity, any of whose executive officers serves as a Director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

      Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 1999, and Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 1999, no reports required by Section 16(a) of the Exchange Act with respect to the Company were delinquent except as follows: Steven C. Anderson failed to timely file a Form 4 with respect to one transaction in 1998. This delinquency was cured in February of 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table shows the number of shares and the percentage of the shares of the Company’s Class A Stock beneficially owned by each of the Directors and executive officers of the Company as of April 28, 2000. No Director or officer owns any Series B Common Stock.

Name	Position	Total		Percent

Lynda L. Regan	Director, Chairman & Chief Executive Officer	11,428,432.4	(1)	43.4%

R. Preston Pitts	Director, President & Chief Operating Officer	908,110.0	(2)	3.4%

Ute Scott-Smith	Director	451,739.0	(3)	1.7%

Steven C. Anderson	Director	79,716.0	(3)	*

Gregory C Egger	Officer of Strategic Development	115,000.0	(4)	*

David A. Skup	Administrative Services Officer and Chief Financial Officer	105,000.0	(5)	*

H. Lynn Stafford	Chief Information Officer	105,000.0	(6)	*

Directors and officers as a group		13,193,898.0	(7)	50.1%

(1)	Includes 81,250 shares issuable pursuant to stock options that are exercisable within 60 days.
(2)	Includes 125,000 shares issuable pursuant to stock options that are exercisable within 60 days.
(3)	Includes 10,000 shares issuable pursuant to stock options that are exercisable within 60 days.
(4)	Includes 113,000 shares issuable pursuant to stock options that are exercisable within 60 days.
(5)	Includes 104,900 shares issuable pursuant to stock options that are exercisable within 60 days.
(6)	Includes 105,000 shares issuable pursuant to stock options that are exercisable within 60 days.
(7)	Includes 549,150 shares issuable pursuant to stock options that are exercisable within 60 days.

*	Indicates that the percentage of the outstanding shares beneficially owned is less than one percent (1%).

  Certain Shareholders

      The Company knows of no person who is the beneficial owner of more than five percent of any class of the Company’s outstanding Common Stock other than Lynda L. Regan, Chairman and Chief Executive Officer of the Company, whose ownership is listed above.

Item 13. Certain Relationships and Related Transactions

      Pursuant to a Shareholder’s Agreement with Lynda Regan, Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, and certain other individuals, in the event of the death of Ms. Regan, the Company shall repurchase from Ms. Regan’s estate all of the shares of the Company’s common stock that were owned by Ms. Regan at the time of her death, or that were transferred by her to one or more trusts prior to her death. The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares. The Company has purchased a life insurance policy with a face amount of $14.0 million for the purpose of funding this obligation in the event of Ms. Regan’s death.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)  Index to Exhibits and Financial Statement Schedules:

1. The following financial statements are included in Item 8:

(i)	Independent Accountants Report.
(ii)	Consolidated Balance Sheets as of December 31, 1999 and 1998.
(iii)	Consolidated Income Statements for the years ended December 31, 1999, 1998 and 1997.
(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 1999, 1998 and 1997.
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.
(vi)	Notes to Consolidated Financial Statements.
(vii)	Supplemental Consolidating Data

2. Financial statement schedules are omitted because the information is not required or has been included in the financial statements and related notes.

3. The following exhibits are included in response to Item 14(c):

3(a)	Restated Articles of Incorporation.(1)
3(b)	Amended and Restated Bylaws of the Company.(1)
4	Certificate of Determination of Preferences of Series C Common Stock of Regan Holding Corp.(2)
10(a)	Administrative Services Agreement effective January 1, 1991, as amended, between Allianz Life Insurance Company of North America and the Company.(2)
10(b)(1)	Marketing Agreement effective June 1, 1993, as amended, between American National Insurance Company and the Company. (2)
10(b)(2)	Amendment Three to Marketing Agreement with American National Insurance Company.(3)
10(b)(3)	Amendment Four to Marketing Agreement with American National Insurance Company.(3)
10(b)(4)	Amendment Five to Marketing Agreement with American National Insurance Company.(4)

(1)	Incorporated herein by reference from the Company’s quarterly Form 10-Q for the three months ended September 30, 1996.

(2)	Incorporated herein by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1994.

(3)	Incorporated herein by reference from the Company’s quarterly Form 10-Q for the three months ended June 30, 1998.

(4)	Incorporated herein by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1998.

10(b)(5)	Amendment Six to Marketing Agreement with American National Insurance Company.(1)
10(b)(6)	Amendment Seven to Marketing Agreement with American National Insurance Company.(2)
10(b)(7)	Amendment Eight to Marketing Agreement with American National Insurance Company.(3)
10(b)(8)	Amendment Nine to Marketing Agreement with American National Insurance Company.(3)
10(b)(9)	Amendment Ten to Marketing Agreement with American National Insurance Company.(4)
10(b)(10)	Amendment Eleven to Marketing Agreement with American National Insurance Company.(10)
10(b)(11)	Amendment Twelve to Marketing Agreement with American National Insurance Company.(10)
10(c)(1)	Insurance Processing Agreement effective June 1, 1993, as amended, between American National Insurance Company and the Company.(5)
10(c)(2)	Amendment to Insurance Processing Agreement with American National Insurance Company.(6)
10(c)(3)	Amendment Two to Insurance Processing Agreement with American National Insurance Company.(7)
10(c)(4)	Amendment Three to Insurance Processing Agreement with American National Insurance Company.(8)
10(c)(5)	Amendment Four to Insurance Processing Agreement with American National Insurance Company.(9)
10(c)(6)	Amendment Five to Insurance Processing Agreement with American National Insurance Company.(9)
10(c)(7)	Amendment Six to Insurance Processing Agreement with American National Insurance Company.(2)
10(c)(8)	Amendment Seven to Insurance Processing Agreement with American National Insurance Company.(3)
10(c)(9)	Amendment Eight to Insurance Processing Agreement with American National Insurance Company.(3)
10(c)(10)	Amendment Nine to Insurance Processing Agreement with American National Insurance Company.(4)

(1)	Incorporated herein by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1998.

(2)	Incorporated herein by reference from the Company’s quarterly Form 10-Q for the three months ended March 31, 1999.

(3)	Incorporated herein by reference from the Company’s quarterly Form 10-Q for the three months ended June 30, 1999.

(4)	Incorporated herein by reference from the Company’s quarterly Form 10-Q for the three months ended September 30, 1999.

(5)	Incorporated herein by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1994.

(6)	Incorporated herein by reference from the Company’s quarterly Form 10-Q for the three months ended March 31, 1998.

(7)	Incorporated herein by reference from the Company’s quarterly Form 10-Q for the three months ended June 30, 1998.

(8)	Incorporated herein by reference from the Company’s quarterly Form 10-Q for the three months ended September 30, 1998.

(9)	Incorporated herein by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1998.

(10)	Incorporated herein by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1999.

10(c)(11)	Amendment Ten to Insurance Processing Agreement with American National Insurance Company.(5)
10(c)(12)	Amendment Eleven to Insurance Processing Agreement with American National Insurance Company.(5)
10(d)	Form of Producer Agreement.(1)
10(e)	Lease Agreement dated September 26, 1996, for 1179 North McDowell Blvd., Petaluma, California 94954.(1)
10(f)	Settlement Agreement dated June 18, 1993, among the State of Georgia as receiver for and on behalf of Old Colony Life Insurance Company, other related parties and the Company. (1)
10(g)	401(K) Profit Sharing Plan & Trust dated July 1, 1994. (1)
10(h)	Marketing Agreement effective January 1, 1996 between IL Annuity and Insurance Company and the Company.(2)
10(i)	Insurance Processing Agreement effective January 1, 1996 between IL Annuity and Insurance Company and the Company. (2)
10(j)	Marketing Agreement effective January 1, 1996 between Indianapolis Life Insurance Company and the Company.(2)
10(k)	Insurance Processing Agreement effective January 1, 1996 between Indianapolis Life Insurance Company and the Company. (2)
10(l)	Marketing Agreement effective May 29, 1998 between Transamerica Life Insurance and Annuity Company and Legacy Marketing Group.(3)
10(m)(1)	Administrative Services Agreement effective May 29, 1998 between Transamerica Life Insurance and Annuity Company and Legacy Marketing Group.(3)
10(m)(2)	Amendment to the Administrative Services Agreement with Transamerica Life Insurance and Annuity Company.(5)
10(m)(3)	Amendment Two to the Administrative Services Agreement with Transamerica Life Insurance and Annuity Company.(5)
10(n)(1)	Agreement of purchase and sale, dated March 8, 1999, by and among Regan Holding Corp., North McDowell Investments and Jane Crocker.(4)
10(n)(2)	Business Loan Agreement, dated May 6, 1999, by and between Regan Holding Corp. and National Bank of the Redwoods.(4)
10(n)(3)	Promissory Note, dated May 6, 1999, by and between Regan Holding Corp. and National Bank of the Redwoods.(4)
21	Subsidiaries of the Company.(2)
27	Financial Data Schedule

      (b)  Reports on Form 8-K filed during the quarter ended December 31, 1999.

           No reports on Form 8-K were filed during the quarter ended December 31, 1999.

(1)	Incorporated herein by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1994.

(2)	Incorporated herein by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1995.

(3)	Incorporated herein by reference from the Company’s Form 8-K, dated June 1, 1998.

(4)	Incorporated herein by reference from the Company’s quarterly Form 10-Q for the three months ended March 31, 1999.

(5)	Incorporated herein by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1999.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAN HOLDING CORP.

By: /s/ R. PRESTON PITTS	Date: May 1, 2000

R. Preston Pitts President and Chief Operating Officer
By: /s/ DAVID A. SKUP	Date: May 1, 2000

David A. Skup Chief Financial Officer

      Pursuant to the requirements of the securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ LYNDA L. REGAN	Date: May 1, 2000

Lynda L. Regan Chairman
By: /s/ R. PRESTON PITTS	Date: May 1, 2000

R. Preston Pitts Director
By: /s/ UTE SCOTT-SMITH	Date: May 1, 2000

Ute Scott-Smith Director