Form 10-Q
period 2000-03-31
REGAN HOLDING CORP
filed 2000-05-15
CIK 870069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

OR

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to

Commission File No. 0-4366

REGAN HOLDING CORP.

(Exact Name of Registrant as Specified in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	68-0211359 (I.R.S. Employer Identification Number)

2090 Marina Avenue,

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

      Indicate the number of shares outstanding of the registrant’s common stock, as of April 30, 2000:

Common Stock-Series A 25,684,156

Common Stock-Series B 589,734

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2000	1999

	(Unaudited)

ASSETS

Cash and cash equivalents	$5,779,373	$1,094,759

Investments	12,128,696	20,861,973

Accounts receivable	1,994,216	2,625,867

Prepaid expenses	977,824	516,759

Income taxes receivable	2,199,945	2,893,701

Deferred income taxes-current	710,261	895,841

Marketing supplies inventory	795,359	706,418

Total current assets	24,585,674	29,595,318

Net fixed assets	13,105,734	12,168,135

Deferred income taxes-non current	2,840,625	2,030,993

Prepaid software licensing fees	897,416	779,375

Other assets	1,493,582	2,018,575

Total non-current assets	18,337,357	16,997,078

Total Assets	$42,923,031	$46,592,396

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ EQUITY
Liabilities

Accounts payable	$475,113	$435,999

Accrued sales convention costs	1,783,035	2,248,913

Accrued liabilities	4,521,553	4,764,637

Margin loan payable	—	3,088,918

Other current liabilities	159,999	107,384

Total current liabilities	6,939,700	10,645,851

Loans payable	2,251,911	2,256,418

Incentive compensation payable	126,785	469,720

Deferred compensation payable	1,924,376	1,364,713

Other liabilities	204,105	167,641

Total non-current liabilities	4,507,177	4,258,492

Total Liabilities	11,446,877	14,904,343

Commitments and Contingencies		—

Redeemable Common Stock, Series A and B	11,459,884	11,563,285

Shareholders’ Equity

Preferred stock, no par value: Authorized: 100,000,000 shares No shares issued or outstanding	—	—

Series A common stock, no par value: Authorized: 45,000,000 shares, Issued and outstanding: 20,872,292 and 20,863,520 shares at March 31, 2000 and December 31, 1999, respectively	3,669,651	3,659,367

Paid-in capital from retirement of common stock	936,104	927,640

Paid-in capital from producer stock options	4,276,000	2,892,000

Retained earnings	11,687,022	13,217,865

Accumulated other comprehensive income-net	(552,507)	(572,104)

Total Shareholders’ Equity	20,016,270	20,124,768

Total Liabilities, Redeemable Common Stock and Shareholders’ Equity	$42,923,031	$46,592,396

See accompanying notes to condensed consolidated financial statements

REGAN HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,

	2000	1999

	(Unaudited)

Income:

Marketing allowances	$4,173,759	$7,876,090

Commission income	3,550,863	4,040,988

Administrative fees	2,222,885	2,288,243

Seminar income	62,131	130,789

Other income	141,124	53,313

Total income	10,150,762	14,389,423

Expenses:

Salaries and related benefits	6,251,009	5,557,313

Sales promotion and support	1,364,727	2,097,833

Producer stock options	1,384,000	—

Professional fees	1,046,770	385,973

Occupancy	758,648	381,958

Depreciation and amortization	597,683	562,268

Stationery and supplies	209,335	178,021

Courier and postage	207,291	244,828

Travel and entertainment	150,022	93,448

Equipment	362,442	179,034

Insurance	148,294	88,117

Other	206,255	53,014

Total expenses	12,686,476	9,821,807

Operating Income (Loss)	(2,535,714)	4,567,616
Other Income (Loss)

Investment income—net	253,300	198,658

Loss on disposals of fixed assets	(186,898)	—

Total other income (loss)	66,402	198,658

Income (Loss) Before Income Taxes	(2,469,312)	4,766,274

Provision for (Benefit From) Income Taxes	(943,241)	1,972,526

Net Income (Loss)	$(1,526,071)	$2,793,748

Earnings Per Share:

Weighted average shares outstanding-basic	26,345,353	26,395,692

Basic earnings per share	$(0.06)	$0.11

Weighted average shares outstanding-diluted	28,638,718	27,413,090

Diluted earnings per share	$(0.05)	$.10

See accompanying notes to condensed consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

			Paid-in Capital
			from	Paid-in Capital
	Series A Common Stock		Retirement of	from
			Common	Producer
	Shares	Amount	Stock	Options

Balance December 31, 1999	20,863,520	$3,659,367	$927,640	$2,892,000

Comprehensive Income:

Net loss for the three months ended March 31, 2000

Net unrealized gains on investments

Less: Gains included in net loss

Deferred tax on net unrealized gains

Total comprehensive income

Redemption and retirement of common stock	(7,028)	(7,028)	8,464

Exercise of stock options	15,800	17,312

Producer stock option expense				1,384,000

Balance March 31, 2000 (Unaudited)	20,872,292	$3,669,651	$936,104	$4,276,000

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income	Total

Balance December 31, 1999	$13,217,865	$(572,104)	$20,124,768

Comprehensive Income:

Net loss for the three months ended March 31, 2000	(1,526,071)		(1,526,071)

Net unrealized gains on investments		41,319	41,319

Less: Gains included in net loss		(8,746)	(8,746)

Deferred tax on net unrealized gains		(12,976)	(12,976)

Total comprehensive income			(1,506,474)

Redemption and retirement of common stock	(4,772)		(3,336)

Exercise of stock options			17,312

Producer stock option expense			1,384,000

Balance March 31, 2000 (Unaudited)	$11,687,022	$(552,507)	$20,016,270

See accompanying notes to condensed consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,

	2000	1999

	(Unaudited)

Cash flows from operating activities:

Net income (loss)	$(1,526,071)	$2,793,748

Adjustments to reconcile net income (loss) to cash provided by operating activities:

Depreciation and amortization of fixed assets	583,199	544,512

Loss on disposal of fixed assets	(186,898)	—

Amortization of intangible assets	14,484	17,757

Common stock awarded to producers	—	369,905

Producer stock option grants	1,384,000	81,000

Amortization/accretion of investments	(625)	(21,576)

Realized gains on sales of investments	8,746	87,652
Changes in assets and liabilities

Net change in accounts receivable	631,651	(391,949)

Net change in prepaid expenses	(461,065)	(477,264)

Net change in income taxes receivable	693,756	2,045,239

Net change in deferred income taxes	(637,026)	(72,714)

Net change in marketing supplies inventory	(88,941)	(142,304)

Net change in software licensing fees	(118,041)	—

Net change in accounts payable	39,114	(54,577)

Net change in accrued sales convention costs	(465,878)	154,261

Net change in accrued liabilities	(243,084)	(964,605)

Net change in other assets and liabilities	473,196	(103,866)

Net cash provided by operating activities	100,517	3,865,219

Cash flows from investing activities:

Purchases of investments	(5,730,021)	(12,032,709)

Proceeds from sales of investments	14,487,749	8,588,066

Purchases of fixed assets	(1,333,901)	(450,626)

Net cash provided by (used in) in investing activities	7,423,827	(3,895,269)

Cash flows from financing activities:

Proceeds from margin loan	1,000,000	—

Payments toward margin loan	(4,124,515)	—

Payments toward loan payable	(4,507)	—

Return of building loan reserve	378,717	—

Payments for redemption and retirement of common stock	(106,737)	(3,703)

Proceeds from stock option exercises	17,312	—

Net cash used in financing activities	(2,839,730)	(3,703)

Increase (decrease) in cash and cash equivalents	4,684,614	(33,753)

Cash and cash equivalents, beginning of period	1,094,759	5,916,731

Cash and cash equivalents, end of period	$5,779,373	$5,882,978

See accompanying notes to condensed consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

      The statements are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and results of operations. The consolidated balance sheet data at December 31, 1999, was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year. Users of these consolidated financial statements are encouraged to refer to the Annual Report on Form 10-K/A for the year ended December 31, 1999 for additional disclosure.

      Effective January 1, 2000, the Company changed, from five years to three years, the estimated useful life over which certain computer hardware is being depreciated. Had this change in estimate not occurred, the Company would have recorded $443,307 in depreciation expense during the three months ended March 31, 2000.

2. Margin Loan Payable

      During the first quarter of 2000, the Company borrowed an additional $1,000,000 under a margin loan agreement with the Company’s investment broker. As of March 31, 2000 the margin loan was paid in full.

3. Loan Payable

      In 1999, the Company entered into a loan payable for the purchase of a building. The loan agreement contains certain covenants with which the Company must comply, including restrictions on repurchasing non-redeemable common stock. The lender has waived this covenant through June 30, 2000, provided that such voluntary repurchases do not exceed $125,000 per quarter. Pursuant to the loan agreement, the Company was also required to place approximately $560,000 in reserve to cover loan payments in the event of default and to provide for certain repair costs. During the first quarter of 2000, the lender released $378,717 of such reserves for general use by the Company.

4. Deferred Compensation Payable

      During the first quarter of 2000, $421,984 in commissions were deferred by producers under the Regan Holding Corp. Producer Commission Deferral Plan and $32,468 in compensation was deferred by key employees under the Regan Holding Corp. Key Employee Deferred Compensation Plan. Such amounts have been recorded as a liability in the accompanying consolidated financial statements, plus Company matching contributions of $27,579 and first quarter gains of $77,632.

REGAN HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Redeemable Common Stock

      The Company is obligated to repurchase certain of its shares of common stock pursuant to various agreements under which the common stock was issued. During the three months ended March 31, 2000, redeemable common stock was redeemed and retired as follows:

			Series B
	Series A Redeemable		Redeemable		Total Redeemable
	Common Stock		Common Stock		Common Stock

		Carrying		Carrying		Carrying
	Shares	Amount	Shares	Amount	Shares	Amount

Balance December 31, 1999	4,921,615	$9,794,014	589,757	$1,769,271	5,511,372	$11,563,285

Redemption and retirement of common stock	(51,925)	(103,332)	(23)	(69)	(51,948)	(103,401)

Balance March 31, 2000	4,869,690	$9,690,682	589,734	$1,769,202	5,459,424	$11,459,884

6. Stock Option Expense

      During the first quarter of 2000, the Company recorded $1,384,000 of expense related to stock options that were granted to independent insurance producers. This charge reflects a measurement of the options based upon management’s best estimate of the fair value of the options at the date of grant. The fair value of the options was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 6.59%, expected volatility of 28.3%, and expected lives of 6 years. A dividend yield assumption was not applicable, as the Company’s stock is not publicly traded nor does the Company pay dividends.

7. Loss on Disposals of Fixed Assets

      The Company recorded pre-tax non-operating losses of $186,898 during the first quarter of 2000 related to idle assets and other equipment replaced as a result of capital improvements.

8. Amendments to Marketing and Insurance Processing Agreements

      In April 2000, LMG and American National Insurance Company ("American National") amended the terms of the Marketing Agreement and the Insurance Processing Agreement, pursuant to which LMG markets and administers fixed annuity and life insurance products, to extend the terms to July 31, 2000. LMG and American National are in the process of negotiating a five year extension for both agreements.

REGAN HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Segment Information

      The table below presents information about the Company’s operating segments:

	Legacy	Legacy
	Marketing	Financial
	Group	Services, Inc.	Other	Total

Three months ended March 31, 2000:

Total revenue	$9,269,033	$709,404	$172,325	$10,150,762

Total expenses	9,719,257	430,544	2,536,675	12,686,476

Operating income (loss)	(450,224)	278,860	(2,364,350)	(2,535,714)

Other income (loss)	244,509	3,695	(181,802)	66,402

Income (loss) before tax	(205,715)	282,555	(2,546,152)	(2,469,312)

Tax provision (benefit)	(210,177)	62,535	(795,599)	(943,241)

Net income (loss)	$4,462	$220,020	$(1,750,553)	$(1,526,071)

Three months ended March 31, 1999:

Total revenue	$14,067,996	$242,219	$79,208	$14,389,423

Total expenses	7,940,659	308,855	1,572,293	9,821,807

Operating income (loss)	6,127,337	(66,636)	(1,493,085)	4,567,616

Other income	198,359	299	—	198,658

Income (loss) before tax	6,325,696	(66,337)	(1,493,085)	4,766,274

Tax provision (benefit)	2,459,949	(57,539)	(429,884)	1,972,526

Net income (loss)	$3,865,747	$(8,798)	$(1,063,201)	$2,793,748

Total Assets:

March 31, 2000	$23,664,248	$1,497,394	$17,761,389	$42,923,031

December 31, 1999	$27,652,585	$1,300,153	$17,639,658	$46,592,396

      “Other” segments above include Regan Holding Corp. (stand-alone) and its remaining subsidiaries, Legacy Advisory Services, Inc., Legacy Reinsurance Company and LifeSurance Company. Such entities’ operations do not currently factor significantly into management decision making and, accordingly, were not separated for purposes of this disclosure.

10. Subsequent Events

      During May 2000, the Company entered into an agreement to fund a financial services internet start-up company. Pursuant to this agreement, the Company purchased an equity investment in the internet company for $500,000 during May 2000 and is obligated to provide additional funding of up to $1 million during 2000, depending on the internet company's achievement of agreed-upon development objectives.

11. Reclassifications

      Certain amounts in the 1999 consolidated financial statements have been reclassified to conform with 2000 classifications. Such reclassifications had no impact on net income (loss) or shareholders’ equity.

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

      The table below presents information about the Company’s operating segments:

	Legacy	Legacy
	Marketing	Financial
	Group	Services, Inc.	Other	Total

Three months ended March 31, 2000:

Total revenue	$9,269,033	$709,404	$172,325	$10,150,762

Total expenses	9,719,257	430,544	2,536,675	12,686,476

Operating income (loss)	(450,224)	278,860	(2,364,350)	(2,535,714)

Other income (loss)	244,509	3,695	(181,802)	66,402

Income (loss) before tax	(205,715)	282,555	(2,546,152)	(2,469,312)

Tax provision (benefit)	(210,177)	62,535	(795,599)	(943,241)

Net income (loss)	$4,462	$220,020	$(1,750,553)	$(1,526,071)

Three months ended March 31, 1999:

Total revenue	$14,067,996	$242,219	$79,208	$14,389,423

Total expenses	7,940,659	308,855	1,572,293	9,821,807

Operating income (loss)	6,127,337	(66,636)	(1,493,085)	4,567,616

Other income	198,359	299	—	198,658

Income (loss) before tax	6,325,696	(66,337)	(1,493,085)	4,766,274

Tax provision (benefit)	2,459,949	(57,539)	(429,884)	1,972,526

Net income (loss)	$3,865,747	$(8,798)	$(1,063,201)	$2,793,748

Total Assets:

March 31, 2000	$23,664,248	$1,497,394	$17,761,389	$42,923,031

December 31, 1999	$27,652,585	$1,300,153	$17,639,658	$46,592,396

      “Other” segments above include Regan Holding Corp. (stand-alone) and its remaining subsidiaries, Legacy Advisory Services, Inc., Legacy Reinsurance Company and LifeSurance Company.

Analysis of Regan Holding Corp. Consolidated

      Results of Operations—The Company experienced a consolidated net loss of approximately $1.5 million in the first quarter of 2000, compared to consolidated net income of approximately $2.8 million during the first quarter of 1999, due primarily to a decrease in LMG revenue and a non-cash expense related to non-employee stock options, both of which are discussed below.

      Liquidity and Capital Resources—The Company’s ability to mobilize its assets remained strong at March 31, 2000, with cash and short-term investment grade securities representing 41.7% of the Company’s total consolidated assets.

      The Company’s principal needs for cash are: (i) funding operating expenses; (ii) purchases of computer hardware and software, leasehold improvements, and acquisitions of furniture and fixtures to accommodate new employees and support growth in operations; (iii) funding continued product development and potential strategic acquisitions; and (iv) as a reserve to cover possible redemptions of certain of the Company’s common stock, which is redeemable at the option of certain shareholders under various agreements with the Company. In the first quarter of 2000, redemption requests received by the Company were not material in amount, neither individually nor in the aggregate, and the Company believes that its liquid assets are sufficient to meet anticipated requests for redemption. At March 31, 2000 and December 31, 1999, the total redemption value of all redeemable common stock outstanding was approximately $11.5 million.

      Generally, the Company’s cash needs are met through cash provided from operating activities, which totaled approximately $101,000 during the quarter ended March 31, 2000, compared to approximately $3.9 million during the quarter ended March 31, 1999.

The decrease in cash flows from operating activities is attributable primarily to decreases in LMG income. Until such income increases (see discussion below), operating activities may generate negative cash flows. Cash and investments on hand are expected to be sufficient to cover any operating needs during this period. The Company’s future cash flows available to fund operations will depend primarily on the level of sales of annuity and life insurance products by LMG and upon the Company’s ability to control expenses.

      At December 31, 1999, the Company's investment portfolio included a $12 million equity investment in Indianapolis Life Group of Companies (the "Indianapolis Group"), an affiliate of an insurance carrier with which LMG contracts. In the first quarter of 2000, the Indianapolis Group repurchased the equity securities from the Company for approximately $12.5 million, pursuant to the terms of the investment agreement under which the securities were purchased.

      During the latter two quarters of 1999 and the first quarter of 2000, the Company obtained approximately $4.1 million in margin loan advances from its investment broker. The margin loan was repaid in full during the first quarter of 2000, using proceeds from the repurchase of the Indianapolis Group equity securities, as discussed above.

      During May 2000, the Company entered into an agreement to fund a financial services internet start-up company. Pursuant to this agreement, the Company purchased an equity investment in the internet company for $500,000 during May 2000 and is obligated to provide additional funding of up to $1 million during 2000, depending on the internet company's achievement of agreed-upon development objectives.

      In May 1998, the Company entered into a Shareholder’s Agreement with Lynda Regan, Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, and certain other individuals. Under the terms of this agreement, in the event of the death of Ms. Regan, the Company shall repurchase from Ms. Regan’s estate all of the shares of the Company’s common stock that were owned by Ms. Regan at the time of her death or that were transferred by her to one or more trusts prior to her death. The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares. The Company has purchased a life insurance policy with a face amount of $14.0 million for the purpose of funding this obligation in the event of Ms. Regan’s death. Any excess of the obligation over the insurance proceeds are expected to be funded with cash and investments and, if necessary, through external financing.

      Management intends to continue to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. As a result, management anticipates that cash and investments will continue to represent a high percentage of total assets. Management believes that existing cash and investment balances, together with cash flows from operations, will provide sufficient funding for the foreseeable future. However, in the event that a shortfall was to occur, management believes that adequate financing could be obtained to meet the Company’s cash flow needs.

Analysis of Legacy Marketing Group

      Results of Operations—During the first quarter of 2000, LMG’s net income totaled approximately $4,000, which represented a $3.9 million decrease from the first quarter of 1999. This decrease is due primarily to a decrease in income and to increases in expenses, as discussed below.

      Income—LMG’s major sources of income are marketing allowances, commission income and administrative fees from sales and administration of fixed annuity and life insurance products on behalf of the insurance carriers with which the Company contracts (the “Carriers”). Levels of marketing allowances and commission income are directly related to the sales volume of such products. Administrative fees are a function not only of product sales, but also of administration of policies inforce and producer appointments. Total LMG income decreased approximately $4.8 million, or 34.1%, in the first quarter of 2000 compared to the first quarter of 1999. The decreases are attributable primarily to decreases in premium placed inforce for the Carriers, as discussed below.

      LMG marketing allowances and commission income, combined, decreased approximately $4.7 million, or 39.8%, due to a decrease in fixed annuity premium placed inforce of approximately $236.7 million, or 47.7%, during the first quarter of 2000 compared to the first quarter of 1999. This decrease is attributable primarily to current market conditions which have resulted in the poor performance of bond investments underlying the annuities’ crediting rates and to lower than anticipated market acceptance of the VisionMark II™annuity, which was introduced in 1999 to replace the original version of the VisionMark™. The decrease in premium placed inforce was partially offset by a shift to fixed life insurance products which yield higher commissions.

      Currently, the Company markets and administers fixed annuity and life insurance products on behalf of three Carriers. During the three months ended March 31, 2000, 13.0%, 37.0%, and 40.8% of the Company’s total consolidated income resulted from LMG agreements with American National, IL Annuity and Insurance Company ("IL Annuity"), and Transamerica Life Insurance and Annuity Company ("Transamerica") respectively, compared to 8.9%, 80.4%, and 6.4% during the same period in 1999.

      Although the Company markets and administers several fixed annuity and life insurance products on behalf of the Carriers, LMG’s income is derived primarily from sales and administration of two fixed annuity products. During the first quarters of 2000 and 1999, 18.2% and 63.0% of the Company’s total income resulted from LMG sales of the VisionMarkSM annuity, offered through IL Annuity, respectively, and 33.8% and 5.5% of the Company’s consolidated income resulted from sales of the SelectMarkSM annuity, offered through Transamerica, respectively.

      These shifts from sales of IL Annuity products to sales of Transamerica products are attributable primarily to market acceptance of the SelectMarkSM product and are expected to continue for the foreseeable future.

      The Company is currently implementing several intiatives to increase LMG income, including negotiations with insurance carriers to provide marketing and administrative services, similar to those performed for the Carriers. In addition, LMG is expected to release several new products during 2000, which are expected to diversify LMG's product portfolio, enhance market share, and increase income. Several marketing programs are also planned for 2000, which are designed to strengthen relationships with existing producers and to attract new producers. However, there can be no assurances that such events would occur or, were they to occur, would result in increases in LMG income.

      Expenses—Total LMG expenses increased approximately $1.8 million, or 22.4%, during the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This increase is due primarily to increases in compensation, occupancy, professional fees, and depreciation, as discussed below.

      As a service organization, LMG's primary expenses are salaries and related employee benefits. These expenses increased approximately $465,000, or 8.8%, during the first quarter of 2000 compared to the first quarter of 1999. Such increases resulted primarily from regular annual wage increases and from increases in the average number of full-time equivalent employees. The increases in personnel during 1999 were largely attributable to preparation for, and accommodation of, increases in sales. However, the rate of increase in salaries expense is lower than the rates of increase in personnel due to the fact that newly added personnel were primarily at lower salary levels. During 2000, however, the Company plans to hire several LMG employees at higher salary levels, some of whom are expected to be elected as officers of LMG. Such increases in personnel are considered necessary in order to support anticipated increases in LMG income, as discussed above. Accordingly, salaries and benefits expense is expected to increase in future periods.

      Occupancy expenses consist primarily of office building and equipment leasing costs. These expenses increased approximately $429,000, or 189.5%, in the first quarter of 2000 compared to the first quarter of 1999 due primarily to the leasing of new office space during the third quarter of 1999 and to overall increases in telephone, utilities, and other related expenses which correspond with increases in employment, as discussed above.

      Professional fees increased approximately $632,000, or 234.3%, in the first quarter of 2000 compared to the three months ended March 31, 1999, due primarily to consulting fees related to various information systems projects.

      Depreciation and amortization expense increased approximately $169,000, or 714.3%, in the first quarter of 2000 compared to the first quarter of 1999, due primarily to acquisitions of fixed assets, which were necessary to improve newly leased office space and to accommodate increases in employment, and to a change in the estimated useful lives over which certain computer hardware are being depreciated.

Analysis of Legacy Financial Services, Inc.

      Results of Operations—LFS’ net income increased approximately $229,000, or 2,600.9%, in the first quarter of 2000 compared to the first quarter of 1999 due primarily to increases in income, offset by increases in expenses, as discussed below.

      Income—LFS’ major source of income is commission overrides, which are generated through sales of variable life insurance and annuity products, mutual funds, and certain equity securities. Levels of commission income are directly related to the volume of sales of such products. Total LFS revenue increased approximately $467,000, or 192.9%, in the three months ended March 31, 2000 compared to the corresponding period in 1999 due primarily to overall increases in sales volume. Also contributing to increases in commission income were shifts to sales by independent broker networks from which LFS receives higher net commissions.

      Expenses—Total LFS expenses increased approximately $122,000, or 39.4%, in the first quarter of 2000 compared to the first quarter of 1999 due primarily to increases in salaries and benefits. As a service organization, LFS operating expenses consist primarily of salaries and related employee benefits. These expenses increased approximately $131,000, or 64.2%, in the first quarter of 2000, from the corresponding quarter in 1999, due primarily to increases in the average number of employees, to the addition of personnel at higher pay levels, and to regular annual pay increases.

Analysis of Other Segments

      Results of Operations—Other segments consist of Regan Holding Corp. (stand-alone), LifeSurance Corporation, Legacy Advisory Services, Inc. and Legacy Reinsurance Company. Combined net losses from these entities increased approximately $687,000, or 64.7%, in the first quarter of 2000 compared to the first quarter of 1999 due primarily to increases in expenses, as discussed below.

      Combined expenses for these entities increased approximately $964,000, or 61.3%, in the first quarter of 2000 compared to the first quarter of 1999. This increase is due primarily to an increase of approximately $1.4 million in Regan Holding Corp. stock option expense recorded during the first quarter of 2000 related to stock options granted to LMG producers and LFS registered representatives during the first quarter of 2000. The increase in stock option expense was partially offset by expenses recorded in the first quarter of 1999 which did not occur in the first quarter of 2000, including: (i) a decrease of approximately $451,000 related to awards of Regan Holding Corp. stock to LMG producers during the first quarter of 1999; and, (ii) a decrease of approximately $133,000 in Regan Holding Corp. depreciation expense related to accelerated amortization of leasehold improvements for office space vacated in mid-1999.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Index to Exhibits
	Exhibit 10.1	Amendment Thirteen to the Marketing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated April, 2000.
	Exhibit 10.2	Amendment Twelve to the Insurance Processing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated April, 2000.
	Exhibit 11.1	Computation of Earnings Per Share-Basic
	Exhibit 11.2	Computation of Earnings Per Share-Diluted
	Exhibit 27	Financial Data Schedule
(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the first quarter of 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAN HOLDING CORP.

Date:	May 15, 2000	Signature:	/s/ R. PRESTON PITTS --------------------------------------------------- R. Preston Pitts, President & Chief Operating Officer

Date:	May 15, 2000	Signature:	/s/ DAVID A. SKUP --------------------------------------------------- David A. Skup, Chief Financial Officer