Form 10-Q
period 2000-06-30
REGAN HOLDING CORP
filed 2000-08-14
CIK 870069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000, or

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

Yes  [X]  No  [   ]

Applicable Only To Corporate Issuers:

      Indicate the number of shares outstanding of the registrant’s common stock, as of July 31, 2000:

Common Stock — Series A	25,663,200
Common Stock — Series B	588,623

PART I  FINANCIAL INFORMATION

REGAN HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

Item 1.  Financial Statements

	June 30, 2000	December 31, 1999

	(Unaudited)
ASSETS

Cash and cash equivalents	$2,347,690	$1,094,759

Investments	12,681,435	20,861,973

Accounts receivable	2,307,782	2,625,867

Prepaid expenses	1,513,959	1,223,177

Income taxes receivable	2,338,728	2,893,701

Deferred income taxes — current	833,176	895,841

Total current assets	22,022,770	29,595,318

Net fixed assets	13,851,406	12,168,135

Deferred income taxes — non current	3,218,806	2,030,993

Prepaid software licensing fees	862,857	779,375

Other assets	2,555,017	2,018,575

Total non-current assets	20,488,086	16,997,078

TOTAL ASSETS	$42,510,856	$46,592,396

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ EQUITY
LIABILITIES

Accounts payable and accrued liabilities	$4,516,232	$5,200,636

Accrued sales convention costs	2,091,600	2,248,913

Margin loan payable	—	3,088,918

Other current liabilities	381,723	107,384

Total current liabilities	6,989,555	10,645,851

Loans payable	2,232,285	2,256,418

Incentive compensation payable	99,223	469,720

Deferred compensation payable	2,330,441	1,364,713

Other liabilities	240,659	167,641

Total non-current liabilities	4,902,608	4,258,492

TOTAL LIABILITIES	11,892,163	14,904,343

COMMITMENTS AND CONTINGENCIES	—	—

REDEEMABLE COMMON STOCK, Series A and B	11,353,538	11,563,285

SHAREHOLDERS’ EQUITY

Preferred stock, no par value: Authorized: 100,000,000 shares No shares issued or outstanding		—

Series A common stock, no par value:

Authorized: 45,000,000 shares, Issued and outstanding: 20,920,223 and 20,863,520 shares at June 30, 2000 and December 31, 1999, respectively	3,637,555	3,659,367

Common stock committed	100,000	—

Paid-in capital from retirement of common stock	927,640	927,640

Paid-in capital from non-employee stock options	4,444,366	2,892,000

Retained earnings	10,774,585	13,217,865

Accumulated other comprehensive income — net	(618,991)	(572,104)

TOTAL SHAREHOLDERS’ EQUITY	19,265,155	20,124,768

TOTAL LIABILITIES, REDEEMABLE COMMON

STOCK AND SHAREHOLDERS’ EQUITY	$42,510,856	$46,592,396

See accompanying notes to condensed consolidated financial statements

REGAN HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

INCOME:

Marketing allowances	$4,361,968	$8,200,700	$8,535,727	$16,076,790

Commission income	3,711,388	4,758,236	7,262,251	8,799,224

Administrative fees	2,242,747	2,344,173	4,465,632	4,632,416

Seminar income	140,087	85,715	202,218	216,504

Other income	191,550	17,503	332,675	70,816

Total income	10,647,740	15,406,327	20,798,503	29,795,750

EXPENSES:

Salaries and related benefits	6,326,789	5,893,568	12,577,798	11,450,881

Sales promotion and support	1,663,919	1,799,408	3,028,646	3,816,241

Non-employee stock options	168,366	1,941,000	1,552,366	2,022,000

Professional fees	1,337,289	442,819	2,384,059	828,792

Occupancy	782,979	386,185	1,541,627	768,143

Depreciation and amortization	721,262	246,909	1,318,945	809,177

Stationery and supplies	165,383	176,260	374,718	354,281

Courier and postage	224,695	280,506	431,986	525,334

Travel and entertainment	243,562	157,383	393,584	250,831

Equipment	394,542	260,358	756,984	439,392

Insurance	107,773	121,367	256,067	209,484

Other	117,014	71,973	323,270	124,987

Total expenses	12,253,573	11,777,736	24,940,050	21,599,543

OPERATING INCOME (LOSS)	(1,605,833)	3,628,591	(4,141,547)	8,196,207

OTHER INCOME — NET

Investment income — net	259,221	353,804	512,521	552,462

Losses on disposals of fixed assets	(172,148)	—	(359,046)	—

Total other income — net	87,073	353,804	153,475	552,462

INCOME (LOSS) BEFORE INCOME TAXES	(1,518,760)	3,982,395	(3,988,072)	8,748,669

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(592,647)	1,660,378	(1,535,888)	3,632,904

NET INCOME (LOSS)	$(926,113)	$2,322,017	$(2,452,184)	$5,115,765

EARNING PER SHARE

Weighted average shares outstanding — basic	26,296,798	26,437,347	26,321,076	26,418,217

Basic earnings per share	$(0.04)	$0.09	$(0.09)	$0.19

Weighted average shares outstanding — diluted	28,581,043	27,314,729	28,621,576	27,280,434

Diluted earnings per share	$(0.03)	$0.09	$(0.09)	$0.19

See accompanying notes to condensed consolidated financial statements

REGAN HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

				Paid-in
				Capital from
	Series A Common Stock		Common	Retirement
			Stock	of
	Shares	Amount	Committed	Common Stock

Balance

January 1, 2000	20,863,520	$3,659,367	$—	$927,640

Comprehensive Losses:

Net loss for the six months ended June 30, 2000

Net unrealized losses on investments

Less: losses included in net loss

Deferred tax on net unrealized losses

Total comprehensive losses

Redemption and retirement of common stock	(25,606)	(40,045)

Issuance of common stock	16,950	18,233

Common stock committed	65,359		100,000

Non-employee stock option expense

Balance June 30, 2000

(Unaudited)	20,920,223	$3,637,555	$100,000	$927,640

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Paid-in
	Capital from		Accumulated
	Non-		Other
	employee	Retained	Comprehensive
	Options	Earnings	Income	Total

Balance

January 1, 2000	$2,892,000	$13,217,865	$(572,104)	$20,124,768

Comprehensive Losses:

Net loss for the six months ended June 30, 2000		(2,452,184)		(2,452,184)

Net unrealized losses on investments			(69,184)	(69,184)

Less: losses included in net loss			(8,746)	(8,746)

Deferred tax on net unrealized losses			31,043	31,043

Total comprehensive losses				(2,499,071)

Redemption and retirement of common stock		8,904		(31,141)

Issuance of common stock				18,233

Common stock committed				100,000

Non-employee stock option expense	1,552,366			1,552,366

Balance June 30, 2000

(Unaudited)	$4,444,366	$10,774,585	$(618,991)	$19,265,155

See accompanying notes to condensed consolidated financial statements

REGAN HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(2,452,184)	$5,115,765

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:

Depreciation and amortization of fixed assets	1,289,974	773,543

Losses on disposals of fixed assets	359,046	—

Amortization of intangible assets	28,971	35,634

Common stock awarded to producers	100,000	369,905

Non-employee stock option grants	1,552,366	2,022,000

Amortization of investments	(65,165)	(17,866)

Realized losses on sales of investments	8,746	87,652

Changes in assets and liabilities:

Net change in accounts receivable	318,085	(778,997)

Net change in prepaid expenses	(290,782)	(910,856)

Net change in income taxes receivable	554,973	1,483,498

Net change in deferred income taxes	(1,094,103)	(1,322,974)

Net change in prepaid software licensing fees	(83,482)	(87,656)

Net change in accounts payable and accrued liabilities	(684,404)	(699,787)

Net change in accrued sales convention costs	(157,313)	705,206

Net change in other assets and liabilities	34,055	403,255

Net cash provided by (used in) operating activities	(581,217)	7,178,322

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of investments	(6,828,720)	(12,955,988)

Proceeds from sales of investments	14,987,749	8,973,058

Purchases of fixed assets	(3,332,291)	(5,781,053)

Net cash provided by (used in) in investing activities	4,826,738	(9,763,983)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from margin loan	1,000,000	—

Payments toward margin loan	(4,124,515)	—

Proceeds from loans payable	2,100,000	2,132,500

Payments toward loans payable	(2,124,133)	(1,402)

Return of building loan reserve	378,717	—

Payments for redemption and retirement of common stock	(240,892)	(369,273)

Proceeds from stock option exercises	18,233	7,300

Net cash provided by (used in) financing activities	(2,992,590)	1,769,125

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,252,931	(816,536)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,094,759	5,916,731

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,347,690	$5,100,195

See accompanying notes to condensed consolidated financial statements

REGAN HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.  Financial Information

      The accompanying condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and include the accounts of Regan Holding Corp. (the “Company”) and its wholly-owned subsidiaries, Legacy Marketing Group (“LMG”), Legacy Financial Services, Inc., Legacy Advisory Services, Inc., Legacy Reinsurance Company, LifeSurance Corporation, and Imagent Online, LLC, (“Imagent”.) All intercompany transactions have been eliminated.

      The interim financial data as of June 30, 2000 and for the six months ended June 30, 2000 and June 30, 1999 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The consolidated balance sheet data at December 31, 1999, was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year. Users of these condensed consolidated financial statements are encouraged to refer to the Annual Report on Form 10-K/ A for the year ended December 31, 1999 for additional disclosure.

      Effective January 1, 2000, the Company changed, from five years to three years, the estimated useful life over which certain computer hardware and software is being depreciated. Had this change in estimate not occurred, the Company would have recorded approximately $584,000 in depreciation expense during the three months ended June 30, 2000 and approximately $1,093,000 for the six months ended June 30, 2000.

2.  Imagent Online, LLC

      During 1999, the Company formed Imagent, a Delaware limited liability company and a wholly-owned subsidiary of the Company. In May 2000, Imagent entered into an agreement with an internet start-up company pursuant to which Imagent purchased a 33% ownership interest in the internet company for $402,500. Imagent’s investment in the internet start-up company is accounted for under the equity method. The Company’s share of the internet company’s losses was approximately $40,000 during the six months ended June 30, 2000. In addition, Imagent agreed to loan $1,100,000 to the internet company, of which $600,000 was loaned in June 2000 and $500,000 was loaned in August 2000. The loan bears interest equal to the Prime Rate, as published in the Wall Street Journal, and will be repaid over two years in equal monthly installments commencing on June 1, 2001.

3.  Margin Loan Payable

      During the first quarter of 2000, the Company borrowed an additional $1,000,000 under a margin loan agreement with the Company’s investment broker. During the first quarter of 2000, the margin loan was paid in full.

4.  Loan Payable

      In 1999, the Company entered into a loan payable for the purchase of a building (the “1999 Loan”). The 1999 Loan contained certain covenants with which the Company was required to comply, including restrictions on repurchasing non-redeemable common stock. The lender under the 1999 Loan waived this covenant through June 30, 2000. Pursuant to the 1999 Loan agreement, the Company was also required to place approximately $563,000 in reserve to cover loan payments in the event of default and to provide for certain repair costs. During the first quarter of 2000, the lender under the 1999 Loan released approximately $379,000 of such reserves for general use by the Company.

REGAN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

      In June 2000, the Company refinanced the 1999 Loan. Pursuant to the new loan agreement (the “2000 Loan”), the Company borrowed $2,100,000 at an annual interest rate of 9.01% per annum, payable monthly through August 2010, at which time a balloon payment of approximately $1.8 million becomes due. The 2000 Loan is collateralized by the purchased building, contains no restrictive covenants, and requires no cash reserves.

5.  Redeemable Common Stock

      The Company is obligated to repurchase certain of its shares of common stock pursuant to various agreements under which the common stock was issued. During the six months ended June 30, 2000, redeemable common stock was redeemed and retired as follows:

	Series A Redeemable		Series B Redeemable		Total Redeemable
	Common Stock		Common Stock		Common Stock

		Carrying		Carrying		Carrying
	Shares	Amount	Shares	Amount	Shares	Amount

Balance

December 31, 1999	4,921,615	$9,794,014	589,757	$1,769,271	5,511,372	$11,563,285

Redemption and retirement of common stock	(99,646)	(207,494)	(1,134)	(2,253)	(100,780)	(209,747)

Balance

June 30, 2000	4,821,969	$9,586,520	588,623	$1,767,018	5,410,592	$11,353,538

6.  Stock Option Expense

      During the second quarter of 2000, the Company recorded approximately $168,000 of expense related to stock options that were granted to non-employees. This charge reflects a measurement of the options based upon management’s best estimate of the fair value of the options at the date of grant. The fair value of the options was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates ranging between 6.14% and 6.52%, expected lives ranging from six to 10 years, and expected volatility ranging from 29.86% to 34.17%. A dividend yield assumption was not applicable, as the Company’s stock is not publicly traded nor does the Company pay dividends.

7.  Amendments to Marketing and Insurance Processing Agreements

      In July 2000, LMG and American National Insurance Company (“American National”) amended the terms of the Marketing Agreement and the Insurance Processing Agreement, pursuant to which LMG markets and administers fixed annuity and life insurance products, to extend the terms to September 30, 2000. LMG and American National are in the process of negotiating an extension of both agreements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

8.  Segment Information

      The table below presents information about the Company’s operating segments:

	Legacy	Legacy
	Marketing	Financial
	Group	Services, Inc.	Other	Total

Three months ended June 30, 2000:

Total revenue	$9,666,408	$672,148	$309,184	$10,647,740

Total expenses	9,648,218	504,443	2,100,912	12,253,573

Operating income (loss)	18,190	167,705	(1,791,728)	(1,605,833)

Other income (loss)	299,764	9,581	(222,272)	87,073

Income (loss) before tax	317,954	177,286	(2,014,000)	(1,518,760)

Tax provision (benefit)	(8,894)	21,353	(605,106)	(592,647)

Net income (loss)	$326,848	$155,933	$(1,408,894)	$(926,113)

Three months ended June 30, 1999:

Total revenue	$14,935,223	$416,697	$54,407	$15,406,327

Total expenses	8,572,760	420,394	2,784,582	11,777,736

Operating income (loss)	6,362,463	(3,697)	(2,730,175)	3,628,591

Other income	349,507	359	3,938	353,804

Income (loss) before tax	6,711,970	(3,338)	(2,726,237)	3,982,395

Tax provision (benefit)	2,583,609	(32,757)	(890,474)	1,660,378

Net income (loss)	$4,128,361	$29,419	$(1,835,763)	$2,322,017

Six months ended June 30, 2000:

Total revenue	$18,935,443	$1,381,551	$481,509	$20,798,503

Total expenses	19,367,476	934,987	4,637,587	24,940,050

Operating income (loss)	(432,033)	446,564	(4,156,078)	(4,141,547)

Other income (loss)	544,273	13,276	(404,074)	153,475

Income (loss) before tax	112,240	459,840	(4,560,152)	(3,988,072)

Tax provision (benefit)	(219,071)	83,888	(1,400,705)	(1,535,888)

Net income (loss)	$331,311	$375,952	$(3,159,447)	$(2,452,184)

Six months ended June 30, 1999:

Total revenue	$29,003,220	$658,916	$133,614	$29,795,750

Total expenses	16,513,419	729,249	4,356,875	21,599,543

Operating income (loss)	12,489,801	(70,333)	(4,223,261)	8,196,207

Other income	547,866	658	3,938	552,462

Income (loss) before tax	13,037,667	(69,675)	(4,219,323)	8,748,669

Tax provision (benefit)	5,043,558	(90,296)	(1,320,358)	3,632,904

Net income (loss)	$7,994,109	$20,621	$(2,898,965)	$5,115,765

Total Assets:

June 30, 2000	$21,936,202	$1,526,149	$19,048,505	$42,510,856

December 31, 1999	$27,652,585	$1,300,153	$17,639,658	$46,592,396

      “Other” segments above include Regan Holding Corp. (stand-alone) and its remaining subsidiaries, Legacy Advisory Services, Inc., Legacy Reinsurance Company, LifeSurance Company, and Imagent

REGAN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

Online, LLC. Such entities’ operations do not currently factor significantly into management decision making and, accordingly, were not separated for purposes of this disclosure.

9.  Subsequent Events

      In July 2000, the Company paid $200,000 as a first installment toward the purchase of an ownership interest in a Tennessee corporation engaged in the business of values-based investment screening. The Company is obligated to pay approximately $700,000 as an additional equity investment during the third and fourth quarters of 2000.

10.  Reclassifications

      Certain amounts in the 1999 consolidated financial statements have been reclassified to conform with 2000 classifications. Such reclassifications had no impact on net income (loss) or shareholders’ equity.

PART II

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

      The table below presents information about the Company’s operating segments:

	Legacy	Legacy
	Marketing	Financial
	Group	Services, Inc.	Other	Total

Three months ended June 30, 2000:

Total revenue	$9,666,408	$672,148	$309,184	$10,647,740

Total expenses	9,648,218	504,443	2,100,912	12,253,573

Operating income (loss)	18,190	167,705	(1,791,728)	(1,605,833)

Other income (loss)	299,764	9,581	(222,272)	87,073

Income (loss) before tax	317,954	177,286	(2,014,000)	(1,518,760)

Tax provision (benefit)	(8,894)	21,353	(605,106)	(592,647)

Net income (loss)	$326,848	$155,933	$(1,408,894)	$(926,113)

Three months ended June 30, 1999:

Total revenue	$14,935,223	$416,697	$54,407	$15,406,327

Total expenses	8,572,760	420,394	2,784,582	11,777,736

Operating income (loss)	6,362,463	(3,697)	(2,730,175)	3,628,591

Other income	349,507	359	3,938	353,804

Income (loss) before tax	6,711,970	(3,338)	(2,726,237)	3,982,395

Tax provision (benefit)	2,583,609	(32,757)	(890,474)	1,660,378

Net income (loss)	$4,128,361	$29,419	$(1,835,763)	$2,322,017

Six months ended June 30, 2000:

Total revenue	$18,935,443	$1,381,551	$481,509	$20,798,503

Total expenses	19,367,476	934,987	4,637,587	24,940,050

Operating income (loss)	(432,033)	446,564	(4,156,078)	(4,141,547)

Other income (loss)	544,273	13,276	(404,074)	153,475

Income (loss) before tax	112,240	459,840	(4,560,152)	(3,988,072)

Tax provision (benefit)	(219,071)	83,888	(1,400,705)	(1,535,888)

Net income (loss)	$331,311	$375,952	$(3,159,447)	$(2,452,184)

Six months ended June 30, 1999:

Total revenue	$29,003,220	$658,916	$133,614	$29,795,750

Total expenses	16,513,419	729,249	4,356,875	21,599,543

Operating income (loss)	12,489,801	(70,333)	(4,223,261)	8,196,207

Other income	547,866	658	3,938	552,462

Income (loss) before tax	13,037,667	(69,675)	(4,219,323)	8,748,669

Tax provision (benefit)	5,043,558	(90,296)	(1,320,358)	3,632,904

Net income (loss)	$7,994,109	$20,621	$(2,898,965)	$5,115,765

Total Assets:

June 30, 2000	$21,936,202	$1,526,149	$19,048,505	$42,510,856

December 31, 1999	$27,652,585	$1,300,153	$17,639,658	$46,592,396

      “Other” segments above include Regan Holding Corp. (stand-alone) and its remaining subsidiaries, Legacy Advisory Services, Inc., Legacy Reinsurance Company, LifeSurance Company, and Imagent Online, LLC. Such entities’ operations do not currently factor significantly into management decision making and, accordingly, were not separated for purposes of this disclosure.

Analysis of Regan Holding Corp. Consolidated

      Results of Operations — The Company experienced consolidated net losses of approximately $926,000 during the second quarter of 2000, compared to consolidated net income of approximately $2.3 million during the second quarter of 1999. For the six months ended June 30, 2000, the Company experienced net losses of approximately $2.5 million, compared with net income of $5.1 million for the same period in 1999. These losses are due primarily to a decrease in LMG revenue and to non-cash expenses related to non-employee stock options, both of which are discussed below.

      Liquidity and Capital Resources — Cash and short-term investment grade securities represented 35.4% of the Company’s total consolidated assets at June 30, 2000, compared with 47.1% at December 31, 1999.

      The Company’s principal needs for cash are: (i) funding operating expenses; (ii) purchases of computer hardware and software, leasehold improvements, and acquisitions of furniture and fixtures to accommodate new employees and support growth in operations; (iii) funding continued product development and potential strategic acquisitions; and (iv) as a reserve to cover possible redemptions of certain of the Company’s common stock, which is redeemable at the option of shareholders under various agreements with the Company.

      Generally, the Company’s cash needs are met through cash provided from operating activities, which totaled approximately $7.2 million during the six months ended June 30, 1999. However, operating activities generated negative cash flows of approximately $581,000 during the six months ended June 30, 2000. The decrease in cash flows from operating activities is attributable primarily to decreases in LMG income. Until such income increases, as discussed below, operating activities may continue to generate negative cash flows. Cash and investments on hand are expected to be sufficient to cover any operating needs during this period. The Company’s future cash flows available to fund operations will depend primarily on the level of sales of annuity and life insurance products by LMG and upon the Company’s ability to control expenses.

      In the second quarter of 2000, redeemable common stock redemption requests received by the Company were not material in amount, either individually or in the aggregate, and the Company believes that its liquid assets are sufficient to meet anticipated requests for redemption. At June 30, 2000 and December 31, 1999, the total redemption value of all redeemable common stock outstanding was approximately $11.4 million and $11.6 million, respectively.

      At December 31, 1999, the Company’s investment portfolio included a $12.0 million equity investment in the Indianapolis Life Group of Companies (the “Indianapolis Group”), an affiliate of an insurance carrier with which LMG contracts. In the first quarter of 2000, the Indianapolis Group repurchased the equity securities from the Company for approximately $12.5 million, pursuant to the terms of the investment agreement under which the securities were purchased.

      During the latter two quarters of 1999 and the first quarter of 2000, the Company obtained approximately $4.1 million in margin loan advances from its investment broker. The margin loan was repaid in full during the first quarter of 2000, using proceeds from the repurchase of the Indianapolis Group equity securities, as discussed above.

      During May 2000, the Company entered into an agreement to fund a financial services internet start-up company. Pursuant to this agreement, the Company purchased a 33% ownership interest in the internet company for $402,500 during May 2000. The Company also loaned $600,000 during June 2000 and $500,000 during August 2000 to the internet company as a note receivable. Repayments under the note will commence in June 2001.

      In July 2000, the Company paid $200,000 as a first installment toward the purchase of an ownership interest in a Tennessee corporation engaged in the business of values-based investment screening. The Company is obligated to pay approximately $700,000 as an additional equity investment during the third and fourth quarters of 2000.

      In May 1998, the Company entered into a Shareholder’s Agreement with Lynda Regan, Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, and certain other individuals. Under the terms of this agreement, in the event of the death of Ms. Regan, the Company is obligated to repurchase from Ms. Regan’s estate all of the shares of the Company’s common stock that were owned by Ms. Regan at the time of her death or that were transferred by her to one or more trusts prior to her death. The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares. The Company has purchased a life insurance policy with a face amount of $14.0 million for the purpose of funding this obligation in the event of Ms. Regan’s death. Any excess of the obligation over the insurance proceeds is expected to be funded with cash and investments and, if necessary, through external financing.

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

Analysis of Legacy Marketing Group

      Results of Operations — During the second quarter of 2000, LMG’s net income totaled approximately $327,000 which represented an approximate $3,802,000 decrease from the second quarter of 1999. For the six months ended June 30, 2000, LMG earned net income of approximately $331,000, representing a $7.7 million decrease from the same period in 1999. These decreases are due primarily to decreases in income and to increases in expenses, as discussed below.

      Income — LMG’s major sources of income are marketing allowances, commission income and administrative fees from sales and administration of fixed annuity and life insurance products on behalf of the insurance carriers with which the Company contracts (the “Carriers”). Levels of marketing allowances and commission income are directly related to the sales volume of such products. Administrative fees are a function not only of product sales, but also of administration of policies inforce and processing of producer appointments and terminations. Total LMG income decreased approximately $5.3 million, or 35.3%, in the second quarter of 2000, compared to the second quarter of 1999 and decreased approximately $10.1 million, or 34.7%, during the six months ended June 30, 2000, compared to the six months ended June 30, 1999. These decreases are attributable primarily to decreases in premium placed inforce for the Carriers, as discussed below.

      LMG marketing allowances and commission income, combined, decreased approximately $5.2 million, or 41%, during the second quarter of 2000 compared to the second quarter of 1999, due primarily to a decrease in fixed annuity premium placed inforce for the Carriers of approximately $263.8 million, or 50.4%. Such income decreased approximately $9.8 million, or 40.4%, during the six months ended June 30, 2000 compared to the same period in 1999, due to a decrease in premium of $496.0 million, or 48.9%. These decreases are attributable primarily to market conditions which resulted in the poor performance of bond investments underlying the annuities’ crediting rates and to lower than anticipated market acceptance of the VisionMark II™ annuity, which was introduced in 1999. The decrease in premium placed inforce was partially offset by a shift to sales of fixed annuity and life insurance products which yield higher commissions.

      Currently, the Company markets and administers fixed annuity and life insurance products on behalf of three Carriers. During the three months ended June 30, 2000, 12.8%, 30.9%, and 46.8%, of the Company’s total consolidated income resulted from LMG agreements with American National Insurance Company (“American National”), IL Annuity and Insurance Company (“IL Annuity”), and Transamerica Life Insurance and Annuity Company (“Transamerica”), respectively, compared to 10.5%, 73.8%, and 9.8% during the same period in 1999. For the six months ended June 30, 2000, 12.9%, 33.9%, and 43.9% of the Company’s total consolidated income resulted from agreements with American National, IL Annuity and Transamerica, respectively, compared to 8.5%, 76.8% and 9.4% for the same period in 1999. This shift from IL Annuity to Transamerica is attributable primarily to more favorable acceptance of Transamerica’s products in the marketplace and is expected to continue for the foreseeable future.

      Although LMG markets and administers several fixed annuity and life insurance products on behalf of the Carriers, LMG’s income is derived primarily from sales and administration of two fixed annuity products. During the second quarters of 2000 and 1999, 10.4% and 22.5%, respectively, of the Company’s total consolidated income resulted from sales of the IL Annuity VisionMark IISM annuity and 43.1% and 5.5%, respectively, of the Company’s consolidated income resulted from sales of the Transamerica SelectMarkSM  10 Special Edition annuity. For the first six months of 2000, 14.2% and 41.5% of the Company’s total income was due to sales of the VisionMark IISM and SelectMarkSM 10 Special Edition, respectively, compared to 40.4% and 9.8% for the same period in 1999.

      This shift from sales of the VisionMarkSM II to sales of SelectMarkSM 10 Special Edition are attributable primarily to market acceptance of the SelectMark SM and are expected to continue for the foreseeable future.

      The Company is currently implementing several initiatives to increase LMG income, including several marketing programs planned for 2000, which are designed to strengthen relationships with existing producers and attract new producers. In addition, LMG released several new products and product enhancements at a sales convention in July 2000, which are expected to diversify LMG’s product portfolio, enhance market share, and increase income. The Company is also in negotiations with certain insurance carriers to provide marketing and administrative services, similar to those performed for the Carriers. However, there can be no assurances that such events will occur or, if they occur, will result in increases in LMG income.

      Expenses — Total LMG expenses increased approximately $1.l million, or 12.6%, during the three months ended June 30, 2000, compared to the three months ended June 30, 1999, and increased $2.9 million, or 17.3%, for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. These increases are due primarily to increases in compensation, occupancy, professional fees, and depreciation, and were partially offset by decreases in sales promotion and support expense, as discussed below.

      As a service organization, LMG’s primary expenses are salaries and related employee benefits. These expenses increased approximately $269,000, or 4.9%, in the second quarter of 2000, compared to the second quarter of 1999. For the six months ended June 30, 2000 salaries and related benefits increased $734,000, or 6.8%, compared to the same period in 1999. Such increases resulted primarily from regular annual pay increases and from increases in the number of employees, which are largely attributable to preparation for increases in sales. However, the rate of increase in salary expense is lower than the rate of increase in the number of employees due to the fact that newly added personnel were primarily at lower salary levels. During the third quarter of 2000, however, the Company hired several employees at higher salary levels. Such increases in personnel are considered necessary in order to support anticipated increases in LMG income, as discussed above. Accordingly, salary and benefits expense is expected to increase in future periods.

      Occupancy expenses consist primarily of office building and equipment leasing costs. These expenses increased approximately $331,000, or 130.9%, in the second quarter of 2000, compared to the second quarter of 1999. During the six months ended June 30, 2000, occupancy expense increased $760,000, or 158.6%, compared to the same period in 1999. These increases are due primarily to the leasing of new office space during the third quarter of 1999 and to overall increases in telephone, utilities, and other related expenses which correspond with increases in employment, as discussed above.

      Sales promotion and support expense is comprised primarily of costs related to LMG’s annual national sales conventions, product marketing materials designed and printed for distribution to Producers, and incentives paid to Producers to stimulate sales. These expenses decreased approximately $374,000, or 23.7%, during the second quarter of 2000, compared to the second quarter of 1999 and decreased approximately $571,000, or 18.6%, during the six months ended June 30, 2000, compared to the six months ended June 30, 1999. These decreases are attributable primarily to fewer marketing materials distributed in 2000 as a result of timing of product releases and to lower premium-based incentives paid to Producers as a result of lower premium placed inforce, as discussed above.

      Professional fees increased approximately $654,000, or 204.2%, in the second quarter of 2000 compared to the second quarter of 1999. For the six months ended June 30, 2000 professional fees increased $1.3 million, or 218%, compared to the six months ended June 30, 1999. Such increases are due primarily to consulting fees related to various information systems projects.

      Depreciation and amortization expense increased approximately $201,000, or 919%, in the second quarter of 2000, compared to the same period in 1999. For the six months ended June 30, 2000, depreciation and amortization expense increased $370,000, or 812.6%. These increases are due primarily to acquisitions of fixed assets, which were necessary to improve newly leased office space and to accommodate increases in employment, as discussed above, and to a decrease in the estimated useful lives of certain computer hardware and software from five years to three years.

Analysis of Legacy Financial Services, Inc.

      Results of Operations — LFS’ net income increased approximately $127,000, or 430%, in the second quarter of 2000, compared to the second quarter of 1999. During the six months ended June 30, 2000, net income increased approximately $355,000, or 1,723%, for the same period in 1999. These increases are due primarily to increases in revenue, offset by increases in expenses, as discussed below.

      Income — LFS’ major source of income is commission overrides, which are generated through sales of variable life insurance and variable annuity products, mutual funds, and certain equity securities. Levels of commission income are directly related to the volume of sales of such products. Total LFS income increased approximately $255,000, or 61.3%, during the three months ended June 30, 2000, compared to the same period in 1999. For the six months ending June 30, 2000, total income increased by approximately $723,000, or 109.7%, compared to the same period in 1999. Such increases are due primarily to overall increases in sales volume. Also contributing to increases in commission income were shifts to sales by independent broker networks from which LFS receives a higher net commission.

      Expenses — Total LFS expenses increased approximately $84,000, or 20.0%, during the second quarter of 2000 compared to the second quarter of 1999. For the six months ended June 30, 2000, expenses increased approximately $206,000, or 28.2%, compared to the six months ended June 30, 1999. Expenses increased due primarily to increases in salaries and benefits of approximately $104,000, or 44.0%, during the second quarter of 2000, compared to the corresponding quarter in 1999. During the first six months of 2000, salaries and related benefits increased by $235,000, or 53.4%, over the same period in 1999. These increases are attributable primarily to increases in the number of employees, to the addition of personnel at higher pay levels, and to regular annual pay increases.

Analysis of Other Segments

      Results of Operations — Other segments consist of Regan Holding Corp. (stand-alone), LifeSurance Corporation, Legacy Advisory Services, Inc., Legacy Reinsurance Company, and Imagent Online, LLC. Combined net losses from these entities decreased approximately $427,000, or 23.3%, during the second quarter of 2000, compared to the second quarter of 1999, due primarily to decreases in expenses, as discussed below.

      Combined expenses for other segments decreased approximately $684,000, or 24.6%, during the first quarter of 2000, compared to the first quarter of 1999. This decrease is due primarily to a decrease of approximately $1.4 million in Regan Holding Corp. stock option expense recorded during the second quarter of 2000, compared to the second quarter of 1999. During the second quarter of 1999, Regan Holding Corp. recorded approximately $1.6 million in stock option expense related to non-employee stock options which were granted during 1998 and 1999 and which were modified during the second quarter of 1999. During the second quarter of 2000, stock option expense of approximately $168,000 was recorded related to stock options granted during the quarter. Partially offsetting the decrease in stock option expense between three month periods were increases in professional fees, attributable to consulting fees for various strategic and marketing projects, and increases in depreciation expense, attributable to purchases of fixed assets and a decrease in the estimated useful lives of certain computer software and hardware from five years to three years.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Index to Exhibits

Exhibit 10.1	Amendment Fourteen to the Marketing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated July, 2000.
Exhibit 10.2	Amendment Thirteen to the Insurance Processing Agreement by and between Legacy Marketing Group and American National Insurance Company, July, 2000.
Exhibit 11.1	Computation of Earnings Per Share-Basic
Exhibit 11.2	Computation of Earnings Per Share-Diluted
Exhibit 27	Financial Data Schedule

(b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the second quarter of 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAN HOLDING CORP.

Date: August 14, 2000	Signature: /s/ R. PRESTON PITTS R. Preston Pitts, President & Chief Operations Officer

Date: August 14, 2000	Signature: /s/ G. STEVEN TAYLOR G. Steven Taylor, Chief Financial Officer