Form 10-Q
period 2000-09-30
REGAN HOLDING CORP
filed 2000-11-14
CIK 870069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________.

Commission file number 0-4366

Regan Holding Corp.
(Exact Name of Registrant as Specified in Its Charter)

California	68-0211359

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2090 Marina Avenue, Petaluma,
California	94954

(Address of Principal Executive Offices)	(ZIP Code)

707-778-8638

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

Yes	X	No

Applicable Only To Corporate Issuers:

      Indicate the number of shares outstanding of the registrant’s common stock, as of October 31, 2000:

Common Stock-Series A	25,510,128

Common Stock-Series B	588,623

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2000	December 31, 1999

	(Unaudited)
ASSETS

Cash and cash equivalents	$3,138,971	$1,094,759

Investments	9,970,001	20,861,973

Accounts receivable	1,622,556	2,625,867

Prepaid expenses	1,461,516	1,223,177

Income taxes receivable	2,725,660	2,893,701

Deferred income taxes — current	865,189	895,841

Total current assets	19,783,893	29,595,318

Net fixed assets	14,063,525	12,168,135

Deferred income taxes — non current	3,002,858	2,030,993

Notes receivable-net	1,881,946	667,682

Equity in and advances to investee — net	1,173,124	—

Other assets	1,476,335	2,130,268

Total non current assets	21,597,788	16,997,078

TOTAL ASSETS	$41,381,681	$46,592,396

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ EQUITY

LIABILITIES

Accounts payable and accrued liabilities	$5,760,809	$5,308,020

Accrued sales convention costs	2,171,968	2,248,913

Margin loan payable	—	3,088,918

Total current liabilities	7,932,777	10,645,851

Loans payable	2,212,391	2,256,418

Incentive compensation payable	99,223	469,720

Deferred compensation payable	2,727,993	1,364,713

Other liabilities	281,872	167,641

Total non current liabilities	5,321,479	4,258,492

TOTAL LIABILITIES	13,254,256	14,904,343

COMMITMENTS AND CONTINGENCIES	—	—

REDEEMABLE COMMON STOCK, Series A and B	11,183,966	11,563,285

SHAREHOLDERS’ EQUITY

Preferred stock, no par value: Authorized: 100,000,000 shares No shares issued or outstanding	—	—

Series A common stock, no par value:

Authorized: 45,000,000 shares, Issued and outstanding: 20,913,427 and 20,863,520 shares at September 30, 2000 and December 31, 1999, respectively	3,641,751	3,659,367

Common stock committed	100,000	—

Paid-in capital from retirement of common stock	927,676	927,640

Paid-in capital from non-employee stock options	4,444,366	2,892,000

Retained earnings	8,355,666	13,217,865

Accumulated other comprehensive loss — net	(526,000)	(572,104)

TOTAL SHAREHOLDERS’ EQUITY	16,943,459	20,124,768

TOTAL LIABILITIES, REDEEMABLE COMMON

STOCK AND SHAREHOLDERS’ EQUITY	$41,381,681	$46,592,396

      See accompanying notes to condensed consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Income Statements
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

REVENUE:

Marketing allowances	$3,957,493	$5,369,512	$12,493,220	$21,446,302

Commission revenue	2,957,754	3,421,286	10,220,005	12,220,510

Administrative fees	2,245,376	2,041,769	6,711,008	6,674,185

Other	119,514	174,926	654,404	462,246

Total revenue	9,280,137	11,007,493	30,078,637	40,803,243

EXPENSES:

Salaries and related benefits	6,089,159	5,439,391	18,666,952	16,890,272

Sales promotion and support	2,334,206	1,706,676	5,362,852	5,522,917

Non-employee stock options	—	845,000	1,552,366	2,867,000

Professional fees	1,588,474	645,895	3,972,533	1,474,687

Occupancy	824,305	515,791	2,365,932	1,283,934

Depreciation and amortization	883,911	326,451	2,202,856	1,135,628

Stationery and supplies	152,809	338,968	527,527	693,249

Courier and postage	267,591	245,576	699,577	770,910

Travel and entertainment	228,093	260,466	621,677	511,297

Leased equipment	352,378	330,145	1,109,362	769,537

Insurance	98,287	104,070	354,354	313,554

Other	150,734	214,635	474,001	339,622

Total expenses	12,969,947	10,973,064	37,909,989	32,572,607

OPERATING INCOME (LOSS)	(3,689,810)	34,429	(7,831,352)	8,230,636

OTHER INCOME (LOSS) — NET

Investment income — net	204,428	316,459	770,586	868,921

Losses from equity investment	(275,739)	—	(329,376)	—

Gain (losses) on disposals of fixed assets	54,446	—	(304,600)	—

Total other income (loss) — net	(16,865)	316,459	136,610	868,921

INCOME (LOSS) BEFORE

INCOME TAXES	(3,706,675)	350,888	(7,694,742)	9,099,557

PROVISION FOR (BENEFIT

FROM) INCOME TAXES	(1,364,187)	88,113	(2,900,075)	3,721,017

NET INCOME (LOSS)	$(2,342,488)	$262,775	$(4,794,667)	$5,378,540

EARNINGS PER SHARE

Weighted average shares outstanding — basic	26,252,879	26,375,095	26,312,012	26,403,061

Basic earnings (loss) per share	$(0.09)	$0.01	$(0.18)	$0.20

Weighted average shares outstanding — diluted	26,252,879	27,724,135	26,312,012	27,759,434

Diluted earnings (loss) per share	$(0.09)	$0.01	$(0.18)	$0.19

      See accompanying notes to condensed consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A		Common	Paid in Capital	Paid in Capital		Accumulated Other
	Common Stock		Stock	from Retirement of	from Non-employee	Retained	Comprehensive
	Shares	Amount	Committed	Common Stock	Options	Earnings	Loss	Total

Balance January 1, 2000	20,863,520	$3,659,367	$—	$927,640	$2,892,000	$13,217,865	$(572,104)	$20,124,768

Comprehensive losses:

Net loss for the nine months ended September 30, 2000						(4,794,667)		(4,794,667)

Net unrealized gains on investments Less: realized gains included in							81,928	81,928

net gains							(5,301)	(5,301)

Deferred tax on net unrealized
gains							(30,523)	(30,523)

Total comprehensive losses								(4,748,563)

Accretion of redeemable common stock to redemption value						(35,561)		(35,561)

Voluntary repurchases of common stock	(36,152)	(38,737)		36		(31,971)		(70,672)

Issuance of common stock	20,700	21,121						21,121

Common stock committed	65,359		100,000					100,000

Non-employee stock option expense					1,552,366			1,552,366

Balance September 30, 2000	20,913,427	$3,641,751	$100,000	$927,676	$4,444,366	$8,355,666	$(526,000)	$16,943,459

(Unaudited)

See accompanying notes to condensed consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(4,794,667)	$5,378,540

Adjustments to reconcile net income (loss) to cash provided by operating activities:

Depreciation and amortization of fixed assets	2,159,399	1,081,636

Losses on disposals of fixed assets	304,600	—

Amortization of intangible assets	43,457	53,992

Common stock awarded to producers	100,000	419,905

Non-employee stock option grants	1,552,366	2,867,000

Amortization of investments	(107,473)	(13,561)

Realized losses (gains) on sales of investments	(5,301)	89,628

Losses from equity investment	329,376	—

Changes in assets and liabilities:

Net change in accounts receivable	1,003,311	(480,443)

Net change in prepaid expenses	(238,339)	(245,765)

Net change in income taxes receivable	168,041	(792,154)

Net change in deferred income taxes	(971,737)	(1,590,024)

Net change in accounts payable and accrued liabilities	452,789	(803,345)

Net change in accrued sales convention costs	(76,945)	931,292

Net change in other assets and liabilities	1,374,368	35,740

Net cash provided by operating activities	1,293,245	6,932,441

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of investments	(7,192,340)	(13,045,133)

Proceeds from sales of investments	18,273,719	8,653,621

Amounts loaned pursuant to notes receivable	(1,432,244)	(97,545)

Proceeds from repayments of notes receivable	217,980	33,581

Investment in and advances to investee	(1,502,500)	—

Purchases of fixed assets	(4,359,387)	(8,938,109)

Net cash provided by (used in) investing activities	4,005,228	(13,393,585)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from margin loan	1,000,000	—

Payments toward margin loan	(4,124,515)	—

Proceeds from loans payable	2,100,000	4,132,500

Payments toward loans payable	(2,144,027)	(321,648)

Return of building loan reserve	378,717	—

Payment for building loan reserve	—	(650,000)

Payments for repurchases, redemptions and retirement of common stock	(485,557)	(458,745)

Proceeds from stock option exercises	21,121	15,285

Net cash provided by (used in) financing activities	(3,254,261)	2,717,392

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,044,212	(3,743,752)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,094,759	5,916,731

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,138,971	$2,172,979

      See accompanying notes to condensed consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	Financial Information

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

The interim financial data as of September 30, 2000 and for the nine months ended September 30, 2000 and September 30, 1999 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet data at December 31, 1999 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year. Users of these condensed consolidated financial statements are encouraged to refer to the Annual Report on Form 10-K/A for the year ended December 31, 1999 for additional disclosure.

In December 1999, the SEC issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”. SAB No. 101 expresses the views of the SEC staff in applying accounting principles generally accepted in the United States to certain revenue recognition issues. In June 2000, the SEC issued SAB No. 101B, “Amendment: Revenue Recognition in Financial Statements.” SAB 101B delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company expects to adopt SAB 101, as required, in the fourth quarter of 2000. Though management has not fully determined the impact that adoption of SAB 101 will have on the Company’s financial position, results of operations and cash flows, management anticipates that its implementation will not have a material effect on its consolidated results of operations and financial position.

Depreciation expense recorded by the Company totaled approximately $869,000 during the three months ended September 30, 2000 and approximately $2.2 million during the nine months then ended. Effective January 1, 2000, the Company changed, from five years to three years, its estimate of the useful lives over which certain computer hardware and software is being depreciated. Had this change in estimate not occurred, the Company would have recorded approximately $634,000 in depreciation expense during the three months ended September 30, 2000 and approximately $1,027,000 during the nine months ended September 30, 2000.

2.	Notes Receivable

During the third quarter of 2000, the Company advanced approximately $1.2 million to a Tennessee corporation engaged in the business of values-based investment screening. The Company is currently negotiating to purchase the assets of the Tennessee corporation. Management expects the acquisition to be finalized during the fourth quarter of 2000. These advances, combined with various notes receivable from external parties, are classified as Notes Receivable in the accompanying balance sheets.

3.	Equity In and Advances To Investee

During 1999, the Company formed Imagent, a Delaware limited liability company and a wholly-owned subsidiary of the Company. In May 2000, Imagent entered into an agreement with an internet start-up company pursuant to which Imagent purchased an ownership interest in the internet company for $402,500. Imagent’s investment in the internet company is accounted for under the equity method. The Company’s share of the internet company’s losses was approximately $329,000 during the nine months ended September 30, 2000. In addition, Imagent loaned $1,100,000 to the internet company during the nine months ended September 30, 2000. The loan bears interest equal to the Prime Rate, as published in the Wall Street Journal, and will be repaid over two years in equal monthly installments commencing on June 1, 2001. These amounts invested and advanced have been reflected, net of the Company's share of cummulative losses, as Equity In and Advances To Investee in the accompanying consolidated balance sheets.

4.	Margin Loan Payable

During the first quarter of 2000, the Company borrowed an additional $1,000,000 under an existing margin loan agreement with the Company’s investment broker. During the first quarter of 2000, the margin loan was repaid in full.

5.	Loan Payable

In 1999, the Company entered into a loan payable for the purchase of a building (the “1999 Loan”). The 1999 Loan contained certain covenants with which the Company was required to comply, including restrictions on repurchasing non-redeemable common stock. The lender under the 1999 Loan waived this covenant through June 30, 2000. Pursuant to the 1999 Loan agreement, the Company was also required to place approximately $563,000 in reserve to cover loan payments in the event of default and to provide for certain repair costs. During the first quarter of 2000, the lender under the 1999 Loan released approximately $379,000 of such reserves for general use by the Company. The remaining reserves were released in the second quarter of 2000.

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

6.	Deferred Compensation Payable

During the nine months ended September 30, 2000, approximately $1.3 million in commissions were deferred by producers under the Regan Holding Corp. Producer Commission Deferral Plan and approximately $100,000 in compensation was deferred by key employees under the Regan Holding Corp. Key Employee Deferred Compensation Plan. Such amounts have been recorded as Deferred Compensation Payable in the accompanying consolidated balance sheets, plus Company matching contributions of approximately $53,000 and gains of approximately $35,000, less distributions and forfeitures of approximately $102,000.

7.	Commitments and Contingencies

In May 1998, the Company entered into a Shareholder’s Agreement with Lynda Regan, Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, and certain other individuals. Under the terms of this agreement, in the event of the death of Ms. Regan, the Company is obligated to repurchase from Ms. Regan’s estate all of the shares of the Company’s common stock that were owned by Ms. Regan at the time of her death or that were transferred by her to one or more trusts prior to her death. The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares, which totaled approximately $25.5 million at September 30, 2000. The Company has purchased two life insurance policies with a combined face amount of $29.0 million for the purpose of funding this obligation in the event of Ms. Regan’s death.

8.	Redeemable Common Stock

The Company is obligated to repurchase certain of its shares of common stock pursuant to various agreements under which the common stock was issued. During the nine months ended September 30, 2000, redeemable common stock was redeemed and retired as follows:

	Series A Redeemable		Series B Redeemable		Total Redeemable
	Common Stock		Common Stock		Common Stock

		Carrying		Carrying		Carrying
	Shares	Amount	Shares	Amount	Shares	Amount

Balance January 1, 2000	4,921,615	$9,794,014	589,757	$1,769,271	5,511,372	$11,563,285

Accretion to redemption value	—	29,675	—	5,886	—	35,561

Redemption and retirement of common stock	(212,047)	(412,627)	(1,134)	(2,253)	(213,181)	(414,880)

Balance September 30, 2000	4,709,568	$9,411,062	588,623	$1,772,904	5,298,191	$11,183,966

9.	Common Stock Committed

During the second quarter of 2000, the Company became obligated to award to two LMG producers 65,359 shares of Series A common stock in exchange for achievement of certain milestones in conjunction with a sales incentive program. As of September 30, 2000, these shares had not been issued. To reflect this obligation, the Company recorded common stock committed in the amount of $100,000 during the second quarter of 2000.

10.	Amendments to Marketing and Insurance Processing Agreements

In October 2000, LMG and American National Insurance Company (“American National”) amended the terms of the Marketing Agreement and the Insurance Processing Agreement, pursuant to which LMG markets and administers fixed annuity and life insurance products, to extend the terms to November 30, 2000. LMG and American National are in the process of negotiating new agreements.

11.	Stock Option Expense

During the nine months ended September 30, 2000, the Company recorded approximately $1,552,000 of expense related to non-employee stock options. This charge reflects measurement of the options based on management’s best estimate of the fair value of the options at the date of grant. The fair value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rates ranging between 6.14% and 6.59%, expected lives ranging from six to ten years, and expected volatility ranging from 28.30% to 34.17% . A dividend yield assumption was not applicable, as the Company’s stock is not publicly traded nor does the Company pay dividends.

12.	Liquidity and Capital Resources

During the nine months ended September 30, 2000, the Company experienced net losses of approximately $4.8 million, which, when combined with investing and financing activities, resulted in a significant decrease in working capital during the period. In addition, the Company is obligated to repurchase certain shares of its common stock pursuant to various contractual agreements under which the shares were issued. If the Company’s net losses continue or if requests for repurchase of redeemable common stock increase significantly, a cash shortfall could occur. However, management anticipates that future cash flows from operations, combined with existing cash and investment balances, will provide sufficient funding for the foreseeable future. Further, in the event that a shortfall were to occur, management believes that adequate financing could be obtained to meet the Company’s cash flow needs.

13.	Segment Information

The table below presents information about the Company’s operating segments (in thousands):

		Legacy		Regan
	Legacy Marketing	Financial	LifeSurance	Holding
	Group	Services, Inc.	Corp.	(stand-alone)	Other	Total

Three Months Ended September 30, 2000:

Total revenue	$8,669	$304	$136	$147	$24	$9,280

Total expenses	11,228	596	257	794	95	12,970

Operating loss	(2,559)	(292)	(121)	(647)	(71)	(3,690)

Other income (loss)	195	7	1	55	(275)	(17)

Loss before tax	(2,364)	(285)	(120)	(592)	(346)	(3,707)

Tax provision (benefit)	(1,147)	(157)	(39)	177	(199)	(1,365)

Net loss	$(1,217)	$(128)	$(81)	$(769)	$(147)	$(2,342)

Three Months Ended September 30, 1999:

Total revenue	$10,504	$417	$80	$—	$6	$11,007

Total expenses	8,549	420	366	1,625	13	10,973

Operating income (loss)	1,955	(3)	(286)	(1,625)	(7)	34

Other income	315	—	—	—	2	317

Income (loss) before tax	2,270	(3)	(286)	(1,625)	(5)	351

Tax provision (benefit)	655	(33)	(105)	(428)	(1)	88

Net income (loss)	$1,615	$30	$(181)	$(1,197)	$(4)	$263

Nine Months Ended September 30, 2000

Total revenue	$27,604	$1,687	$344	$401	$43	$30,079

Total expenses	30,596	1,531	1,300	4,110	373	37,910

Operating income (loss)	(2,992)	156	(956)	(3,709)	(330)	(7,831)

Other income (loss)	738	21	3	(300)	(326)	136

Income (loss) before tax	(2,254)	177	(953)	(4,009)	(656)	(7,695)

Tax benefit	(1,364)	(73)	(352)	(862)	(249)	(2,900)

Net income (loss)	$(890)	$250	$(601)	$(3,147)	$(407)	$(4,795)

Nine Months Ended September 30, 1999:

Total revenue	$39,414	$1,170	$213	$—	$6	$40,803

Total expenses	25,133	1,072	951	5,388	28	32,572

Operating income (loss)	14,281	98	(738)	(5,388)	(22)	8,231

Other income	861	1	—	2	5	869

Income (loss) before tax	15,142	99	(738)	(5,386)	(17)	9,100

Tax provision (benefit)	5,635	(59)	(279)	(1,572)	(4)	3,721

Net income (loss)	$9,507	$158	$(459)	$(3,814)	$(13)	$5,379

Total assets

September 30, 2000	$21,526	$1,462	$1,424	$15,301	$1,669	$41,382

December 31, 1999	$27,531	$1,300	$1,136	$16,395	$230	$46,592

Through LMG, the Company markets and administers fixed annuity and life insurance products on behalf of unaffiliated insurance carriers. Through its wholly-owned broker-dealer subsidiary, Legacy Financial Services, Inc., (“LFS”), the Company engages in the sale of variable annuity and life insurance products, mutual funds and debt and equity securities. Through LifeSurance Corporation, the Company conducts estate planning seminars, which provide continuing education credits for producers and promote sales of life insurance and annuity products. Regan Holding Corp. is the

Company’s parent holding company where certain of the Company’s fixed assets and related rental revenue and depreciation are recorded, as well as non-employee stock option and shareholder expenses. “Other” segments above include Legacy Advisory Services, Inc., Legacy Reinsurance Company, and Imagent Online, LLC. Such entities’ financial results are not material in the aggregate and therefore were not separated for purposes of this disclosure.

14.	Carrier and Product Concentration

Through LMG, the Company markets and administers fixed annuity and life insurance products on behalf of three insurance carriers, collectively referred to herein as the “Carriers”. A significant percentage of the Company’s consolidated revenue during the periods presented was generated from LMG sales on behalf of each of the Carriers, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Carrier A	69.6%	10.9%	80.9%	9.3%

Carrier B	23.3%	71.2%	14.1%	76.4%

Carrier C	7.1%	11.3%	5.0%	10.1%

Although LMG markets and administers several products on behalf of the Carriers, the Company’s consolidated revenue during the periods presented was derived primarily from sales and administration of two fixed annuity products, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Product A (sold on behalf of Carrier A)	50.4%	8.5%	43.5%	11.1%

Product B (sold on behalf of Carrier B)	7.9%	15.3%	12.3%	29.4%

15.	Reclassifications

Certain amounts in the 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation. Such reclassifications had no impact on net income (loss) or shareholders’ equity.

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

      The table below presents information about the Company’s operating segments (in thousands):

		Legacy		Regan
	Legacy Marketing	Financial	LifeSurance	Holding
	Group	Services, Inc.	Corp.	(stand-alone)	Other	Total

Three Months Ended September 30, 2000:

Total revenue	$8,669	$304	$136	$147	$24	$9,280

Total expenses	11,228	596	257	794	95	12,970

Operating loss	(2,559)	(292)	(121)	(647)	(71)	(3,690)

Other income (loss)	195	7	1	55	(275)	(17)

Loss before tax	(2,364)	(285)	(120)	(592)	(346)	(3,707)

Tax provision (benefit)	(1,147)	(157)	(39)	177	(199)	(1,365)

Net loss	$(1,217)	$(128)	$(81)	$(769)	$(147)	$(2,342)

Three Months Ended September 30, 1999:

Total revenue	$10,504	$417	$80	$—	$6	$11,007

Total expenses	8,549	420	366	1,625	13	10,973

Operating income (loss)	1,955	(3)	(286)	(1,625)	(7)	34

Other income	315	—	—	—	2	317

Income (loss) before tax	2,270	(3)	(286)	(1,625)	(5)	351

Tax provision (benefit)	655	(33)	(105)	(428)	(1)	88

Net income (loss)	$1,615	$30	$(181)	$(1,197)	$(4)	$263

Nine Months Ended September 30, 2000

Total revenue	$27,604	$1,687	$344	$401	$43	$30,079

Total expenses	30,596	1,531	1,300	4,110	373	37,910

Operating income (loss)	(2,992)	156	(956)	(3,709)	(330)	(7,831)

Other income (loss)	738	21	3	(300)	(326)	136

Income (loss) before tax	(2,254)	177	(953)	(4,009)	(656)	(7,695)

Tax benefit	(1,364)	(73)	(352)	(862)	(249)	(2,900)

Net income (loss)	$(890)	$250	$(601)	$(3,147)	$(407)	$(4,795)

Nine Months Ended September 30, 1999:

Total revenue	$39,414	$1,170	$213	$—	$6	$40,803

Total expenses	25,133	1,072	951	5,388	28	32,572

Operating income (loss)	14,281	98	(738)	(5,388)	(22)	8,231

Other income	861	1	—	2	5	869

Income (loss) before tax	15,142	99	(738)	(5,386)	(17)	9,100

Tax provision (benefit)	5,635	(59)	(279)	(1,572)	(4)	3,721

Net income (loss)	$9,507	$158	$(459)	$(3,814)	$(13)	$5,379

Total assets

September 30, 2000	$21,526	$1,462	$1,424	$15,301	$1,669	$41,382

December 31, 1999	$27,531	$1,300	$1,136	$16,395	$230	$46,592

      Through Legacy Marketing Group (“LMG”), the Company markets and administers fixed annuity and life insurance products on behalf of unaffiliated insurance carriers. Through its wholly-owned broker-dealer subsidiary, Legacy Financial Services, Inc., (“LFS”), the Company engages in the sale of variable annuity and life insurance products, mutual funds and debt and equity securities. Through LifeSurance Corporation, the Company conducts estate planning seminars, which provide continuing education credits for producers and promote sales of life insurance and annuity products. Regan Holding Corp. is the Company’s parent holding company where certain of the Company’s fixed assets and related rental revenue and depreciation are recorded, as well as non-employee stock option and shareholder expenses. “Other” segments above include Legacy Advisory Services, Inc., Legacy Reinsurance Company, and Imagent Online, LLC. Such entities’ financial results are not material in the aggregate and therefore were not separated for purposes of this disclosure.

Analysis of Regan Holding Corp. Consolidated

      Results of Operations—The Company experienced consolidated net losses of approximately $2.3 million during the third quarter of 2000, compared to consolidated net income of approximately $263,000 during the third quarter of 1999. For the nine months ended September 30, 2000, the Company experienced net losses of approximately $4.8 million, compared with net income of approximately $5.4 million for the same period in 1999. These losses are due primarily to a decrease in Legacy Marketing Group (“LMG”) revenue and increases in LMG expenses, both of which are discussed below.

      Liquidity and Capital Resources— The Company’s principal needs for cash are: (i) funding operating expenses; (ii) purchases of computer hardware and software, leasehold improvements, and acquisitions of furniture and fixtures to accommodate new employees and support anticipated growth in operations; (iii) funding continued product development and potential strategic acquisitions; and, (iv) as a reserve to cover possible redemptions of certain of the Company’s common stock that is redeemable at the option of shareholders under various agreements with the Company.

      Cash and short-term investment grade securities represented 31.7% of the Company’s total consolidated assets at September 30, 2000, compared with 47.1% at December 31, 1999. This decrease in cash and short-term investments is attributable primarily to purchases of fixed assets, advances to existing and anticipated investees, and repayment of a margin loan, as discussed below.

      The Company paid approximately $4.4 million during the nine months ended September 30, 2000 to purchase computer hardware and software, leasehold improvements, and acquisitions of furniture and fixtures. Such purchases were necessary to accommodate new employees and support anticipated growth in sales volume.

      During May 2000, the Company entered into an agreement to fund a financial services internet start-up company. Pursuant to this agreement, the Company purchased an ownership interest in the internet company for $402,500 during May 2000. The Company also loaned $600,000 during June 2000 and $500,000 during August 2000 to the internet company. Repayments under the note will commence in June 2001. The Company may advance additional funds during the fourth quarter of 2000 and the first of quarter 2001.

      The Company advanced approximately $1.2 million during the third quarter of 2000 to a Tennessee corporation engaged in the business of values-based investment screening. The Company is currently negotiating to purchase the assets of the Tennessee corporation. Management expects the acquisition to be finalized during the fourth quarter of 2000.

      During the last two quarters of 1999 and the first quarter of 2000, the Company obtained approximately $4.1 million in margin loan advances from its investment broker. The margin loan was repaid in full during the first quarter of 2000.

      The Company is obligated to repurchase certain shares of its common stock pursuant to contractual agreements under which the shares were issued. At September 30, 2000 and December 31, 1999, the total redemption value of all redeemable common stock outstanding was approximately $11.2 million and $11.6 million, respectively. Cash paid pursuant to redemption requests from shareholders totaled approximately $486,000 during the nine months ended September 30, 2000 and approximately $459,000 during the same period in 1999.

      At December 31, 1999, the Company’s investment portfolio included a $12.0 million equity investment in an affiliate of an insurance carrier with which LMG contracts. In the first quarter of 2000, the corner affiliate repurchased the equity securities from the Company for approximately $12.5 million, pursuant to the terms of the investment agreement under which the securities were purchased.

      In May 1998, the Company entered into a Shareholder’s Agreement with Lynda Regan, Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, and certain other individuals. Under the terms of this agreement, in the event of the death of Ms. Regan, the Company is obligated to repurchase from Ms. Regan’s estate all of the shares of the Company’s common stock that were owned by Ms. Regan at the time of her death or that were transferred by her to one or more trusts prior to her death. The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares, which totaled approximately $25.5 million at September 30, 2000. The Company has purchased two life insurance policies with a combined face amount of $29.0 million for the purpose of funding this obligation in the event of Ms. Regan’s death.

      Management intends to continue to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

      Generally, the Company’s cash needs are met through cash provided from operating activities, which totaled approximately $6.9 million during the nine months ended September 30, 1999 and approximately $1.3 million during the nine months ended September 30, 2000. The decrease in cash flows from operating activities is attributable primarily to a decrease in LMG sales. Until such sales increase, as discussed below, operating activities may generate negative cash flows. Management believes that existing cash and investment balances, together with cash flows from operations, will provide sufficient funding for the foreseeable future. However, in the event that a shortfall were to occur, management believes that adequate financing could be obtained to meet the Company’s cash flow needs.

Analysis of Legacy Marketing Group

      Results of Operations—During the third quarter of 2000, LMG’s net loss totaled approximately $1.2 million, compared to net income of approximately $1.6 million for the same period in 1999. For the nine months ended September 30, 2000, LMG recorded a net loss of approximately $890,000, compared to net income of approximately $9.5 million during the same period in 1999. These fluctuations are attributable primarily to decreases in revenue and increases in expenses, as discussed below.

      Revenue—LMG’s major sources of revenue are marketing allowances, commission revenue, and administrative fees from sales and administration of fixed annuity and life insurance products on behalf of the insurance carriers with which the Company contracts (the “Carriers”). Levels of marketing allowances and commission revenue are directly related to the sales volume of such products. Administrative fees are a function not only of product sales, but also of administration of policies in force and processing of producer appointments and terminations. Total LMG revenue decreased approximately $1.8 million, or 17.5%, in the third quarter of 2000, compared to the third quarter of 1999, and decreased approximately $11.8 million, or 30.0%, during the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. These decreases are attributable primarily to decreases in premium placed in force for the Carriers, as discussed below.

      LMG marketing allowances and commission revenue, combined, decreased approximately $2.0 million, or 23.6%, during the third quarter of 2000, compared to the third quarter of 1999, due primarily to a 30.1% decrease in fixed annuity premium placed in force for the Carriers. For the nine months ended September 30, 2000, such revenue decreased by approximately $11.7 million, or 35.9%, compared to the same period in 1999 due to a decrease in premium of 43.6%. These decreases are attributable primarily to market conditions that resulted in the poor performance of bond investments underlying the annuities’ crediting rates and to lower than anticipated market acceptance of one fixed annuity product, which was introduced in 1999. The decrease in premium placed in force was partially offset by a shift to sales of fixed annuity and life insurance products that yield higher commissions. To avoid further declines in sales, several new products and product enhancements were released at the sales incentive convention in July 2000 that are expected to result in increased sales in the fourth quarter. However, there can be no assurances that the release of these products will result in increased sales.

      Through LMG, the Company markets and administers fixed annuity and life insurance products on behalf of three insurance carriers collectively referred to herein as the “Carriers”. A significant percentage of the Company’s consolidated revenue during the periods presented was generated from LMG sales on behalf of each of the Carriers, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Carrier A	69.6%	10.9%	80.9%	9.3%

Carrier B	23.3%	71.2%	14.1%	76.4%

Carrier C	7.1%	11.3%	5.0%	10.1%

      Although LMG markets and administers several products on behalf of the Carriers, the Company’s consolidated revenue during the periods presented was derived primarily from sales and administration of two fixed annuity products, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Product A (sold on behalf of Carrier A)	50.4%	8.5%	43.5%	11.1%

Product B (sold on behalf of Carrier B)	7.9%	15.3%	12.3%	29.4%

      This shift between Carriers' products is attributable primarily to more favorable acceptance of Carrier A's products in the marketplace, which is largely related to the products experiencing higher crediting rates, and is expected to continue for the foreseeable future.

      The Company is currently implementing several initiatives to increase the volume of LMG sales, including several marketing programs that are designed to strengthen relationships with existing producers and attract new producers. In addition, LMG released several new products and product enhancements at a sales convention in July 2000 that are expected to diversify LMG’s product portfolio, enhance market share, and increase sales. The Company is also in negotiations with certain additional insurance carriers to provide marketing and administrative services, similar to those performed for the Carriers. However, there can be no assurances that such events will occur or, if they occur, will result in increases in LMG sales.

      Expenses—Total LMG expenses increased approximately $2.7 million, or 31.3%, during the three months ended September 30, 2000, compared to the three months ended September 30, 1999, and increased approximately $5.5 million, or 21.7%, for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. These increases are attributable primarily to increases in salaries and related benefits, sales promotion and support, occupancy, professional fees, and depreciation, as discussed below.

      As a service organization, LMG’s primary expenses are salaries and related employee benefits. These expenses increased approximately $556,000, or 11.1%, in the third quarter of 2000, compared to the third quarter of 1999. For the nine months ended September 30, 2000, salaries and related benefits increased approximately $1.3 million, or 8.2%, compared to the same period in 1999. Such increases resulted primarily from regular annual pay increases and from increases in the number of employees, which are largely attributable to preparation for increases in sales. During the third quarter of 2000, however, the Company hired several employees at higher salary levels, including two executive officers. Such increases in senior personnel are considered necessary in order to support anticipated increases in LMG sales, as discussed above. Accordingly, salary and benefits expense is expected to increase in future periods.

      Sales promotion and support expense is comprised primarily of costs related to LMG’s annual national sales conventions, product marketing materials designed and printed for distribution to Producers, and incentives paid to Producers to stimulate sales. These expenses increased approximately $560,000, or 36.1%, during the third quarter of 2000, compared to the third quarter of 1999, due primarily to actual and planned increases in attendance at sales conventions and increases in incentives paid to Producers.

      Occupancy expenses consist primarily of leased office space and related costs. These expenses increased approximately $336,000, or 77.0%, in the third quarter of 2000, compared to the third quarter of 1999. During the nine months ended September 30, 2000, occupancy expense increased $1.1 million, or 119.7%, compared to the same period in 1999. These increases are due primarily to the leasing of new office space during the third quarter of 1999 and to overall increases in telephone, utilities, and other related expenses that correspond with increases in employment, as discussed above.

      Professional fees increased approximately $950,000, or 196.3%, in the third quarter of 2000 compared to the third quarter of 1999. For the nine months ended September 30, 2000, professional fees increased approximately $2.2 million, or 208.2%, compared to the nine months ended September 30, 1999. Such increases are due primarily to consulting fees related to various information systems projects.

      For the nine months ended September 30, 2000, depreciation and amortization expense increased $751,000, or 742.6%. This increase is due primarily to acquisitions of fixed assets, which were necessary to improve newly leased office space and to accommodate increases in employment as discussed above, and to a decrease in the estimated useful lives of certain computer hardware and software from five years to three years resulting in increased depreciation expense.

Analysis of Legacy Financial Services, Inc.

      Results of Operations—LFS net losses totaled approximately $128,000 during the third quarter of 2000, compared to approximately $30,000 in net income during the third quarter of 1999. This fluctuation is attributable primarily to decreases in revenue and increases in expenses, as discussed below. During the nine months ended September 30, 2000, LFS net income totaled approximately $250,000, compared to approximately $158,000 during the same period in 1999. This increase in net income is attributable primarily to increases in revenue, which were partially offset by increases in expenses, as discussed below.

      Revenue—LFS’ primary source of revenue is commission overrides, which are generated through sales of variable life insurance, variable annuities, mutual funds, and debt and equity securities. Levels of commission revenue are directly related to the volume of sales of such products. Total LFS revenue decreased approximately $113,000, or 27.0%, during the three months ended September 30, 2000, compared to the same period in 1999, due primarily to decreases in sales volume. For the nine months ending September 30, 2000, total revenue increased by approximately $517,000, or 44.2%, compared to the same period in 1999, due primarily to increases in sales volume. Also contributing to increases in commission revenue were shifts to sales by independent broker networks from which LFS receives an additional supervisory commission override.

      Expenses—Total LFS expenses increased approximately $176,000, or 41.9%, during the third quarter of 2000 compared to the third quarter of 1999. For the nine months ended September 30, 2000, expenses increased approximately $459,000, or 42.8%, compared to the nine months ended September 30, 1999. The increases are attributable primarily to increases in the number of employees, to the addition of personnel at higher pay levels, and to regular annual pay increases and increases in sales promotion and support expenses related to increased attendance at the annual sales convention.

Analysis of LifeSurance Corporation

      Results of Operations—LifeSurance Corporation recorded net losses of approximately $81,000 during the three months ended September 30, 2000, compared to approximately $181,000 during the same period in 1999 and recorded net losses of approximately $601,000 during the nine months ended September 30, 2000, compared to approximately $459,000 during the same period in 1999. These increased losses are attributable primarily to increases in expenses, which were partially offset by increases in revenue, as discussed below.

      Revenue—LifeSurance Corporation’s primary source of revenue is fees paid by for attendance at estate planning seminars. LifeSurance Corporation’s revenue increased approximately $56,000 during the three months ended September 30, 2000, compared to the three months ended September 30, 1999, and increased approximately $131,000 during the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. These increases are attributable primarily to increased seminar attendance.

      Expenses—LifeSurance Corporation’s expenses consist primarily of salaries and related benefits and sales promotion and support costs. Salaries and related benefits expense increased approximately $20,000, or 14.3%, during the quarter ended September 30, 2000, compared to the quarter ended September 30, 1999, and increased approximately $178,000, or 48.5% for the nine months ended September 30, 2000, compared to the same period in 1999. Such increases are attributable primarily to increases in personnel and to regular annual pay increases. Sales promotion and support expenses decreased approximately $69,000 during the quarter ended September 30, 2000, compared to the same three months in 1999, and decreased approximately $29,000 for the nine months ended September 30, 2000, compared to the same period in 1999. These decreases are attributable primarily to reallocation of certain sales concept costs to a separate subsidiary during 2000.

      Analysis of Regan Holding Corp. (stand-alone)

      Results of Operations—Regan Holding Corp. recorded net losses of approximately $769,000 during the three months ended September 30, 2000, compared to approximately $1.2 million during the same period in 1999, and approximately $3.2 million during the nine months ended September 30, 2000, compared to approximately $3.8 million during the same period in 1999. These decreased losses are attributable primarily to increases in revenue and decreases in expenses, as discussed below.

      Revenue—Regan Holding Corp’s revenue consists solely of rental revenue from an office building that was purchased during mid-1999. The building was leased to unaffiliated tenants during the fourth quarter of 1999, which resulted in revenue of approximately $147,000 during the third quarter of 2000, and approximately $401,000 during the nine months ended September 30, 2000.

      Expenses—Regan Holding Corp.’s expenses decreased approximately $1.3 million, or 23.7%, during the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. This decrease is due primarily to a decrease in the number of non-employee stock options granted during 2000, compared to 1999.

Analysis of Other Segments

      Results of Operations—Other segments consist of Legacy Advisory Services, Inc., Legacy Reinsurance Company, and Imagent Online, LLC. Combined net losses from these entities increased approximately $143,000 during the third quarter of 2000, compared to the third quarter of 1999, and increased approximately $394,000 during the nine months ended September 30, 2000, compared to the same period in 1999. These increased losses are attributable primarily to equity investment losses recorded by Imagent Online, LLC related to its investment in an internet start-up company, as discussed above. Such losses are expected to continue for the foreseeable future.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      The following matters were submitted to a vote of shareholders of the Company at the Annual Meeting of Shareholders, that was held August 10, 2000:

		For	Against		Abstain

1.	Approval of an amendment of the bylaws to increase the minimum number of Directors from three (3) to five (5) and the maximum number of directors from seven (7) to nine (9).	16,863,917		4,047	36,513

2.	Election of six (6) Directors to hold office until the Annual Meeting of Shareholders in 2001 and until their successors are duly elected. The nominees are listed as follows: Steven C. Anderson, Ute Scott-Smith, J. Daniel Speight, Dr. Donald Ratajczak, R. Preston Pitts, and Lynda L. Regan.	16,904,477	–		–

3.	Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the year ended December 31, 2000.	16,901,581	–		2,896

Item 6. Exhibits and Reports on Form 8-K

(a)	Index to Exhibits

	Exhibit 3(ii)	Amended and Restated Bylaws of Regan Holding Corp.

	Exhibit 10.1	Amendment Sixteen to the Marketing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated October 2000.

	Exhibit 10.2	Amendment Fifteen to the Insurance Processing Agreement by and between Legacy Marketing Group and American National Insurance Company, October 2000.

	Exhibit 11.1	Computation of Earnings Per Share-Basic

	Exhibit 11.2	Computation of Earnings Per Share-Diluted

	Exhibit 27	Financial Data Schedule

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter of 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAN HOLDING CORP.
Date: November 14, 2000	Signature:	/s/ R. Preston Pitts R. Preston Pitts,
President and Chief Operations Officer

Date: November 14, 2000	Signature:	/s/ G. Steven Taylor G. Steven Taylor,
Chief Financial Officer