Form 10-K
period 2000-12-31
REGAN HOLDING CORP
filed 2001-04-02
CIK 870069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2000,

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

$21,435,131

      There is currently no trading market for the registrant’s stock. Accordingly, the foregoing is as of February 28, 2001 and is based on the price at which the registrant has repurchased its stock during the 60 days prior to the date of filing.

Index to Exhibits on Page 59

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

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2001, including redeemable common stock:

COMMON STOCK-SERIES A	25,378,050

COMMON STOCK-SERIES B	584,203

DOCUMENTS INCORPORATED BY REFERENCE

PART I

Item 1. Description of Business

      Except for historical information contained herein, the matters discussed in this report contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties that could cause actual results to differ materially.

      Regan Holding Corp. (the “Company” or “We”) is a non-operating holding corporation, incorporated in the State of California, whose primary operating subsidiary is Legacy Marketing Group (“Legacy Marketing”). Legacy Marketing designs, markets and administers fixed life insurance and annuity products on behalf of four unaffiliated insurance carriers in the District of Columbia and in each of the United States, except Alabama and New York.

      Legacy Marketing has entered into marketing agreements (the “Marketing Agreements”) with American National Insurance Company (“American National”), IL Annuity and Insurance Company (“IL Annuity”), Transamerica Life Insurance and Annuity Company (“Transamerica”), and John Hancock Life Insurance Company (“John Hancock”), each of which is an unaffiliated company and are collectively referred to as the “Carriers.” The Marketing Agreements grant Legacy Marketing the exclusive right to market certain annuity and life insurance products issued by the Carriers (the “Policies”). Under the terms of the Marketing Agreements, Legacy Marketing is responsible for the recruiting and appointing of producers (“Producers”) who have contracted with Legacy Marketing to sell the Policies. For these services, the Carriers pay Legacy Marketing commissions and marketing allowances based on the volume of Policies sold. Legacy Marketing is responsible for the funding of commissions paid to Producers for sales of Policies.

      Legacy Marketing currently markets the Policies through a network consisting of approximately 20,800 Producers, of whom approximately 4,800 generated business during 2000. Each of these Producers has entered into a Producer agreement with Legacy Marketing pursuant to which the services of the Producer are provided on a non-exclusive basis. These agreements may be terminated immediately by either the Producer or Legacy Marketing, with or without cause.

      Legacy Marketing’s sales network is built on a multi-level structure in which Producers may sponsor other Producers. Sponsored Producers are referred to as “downline” Producers within the sponsoring Producer’s downline network. Sponsored Producers may also sponsor other Producers, creating a hierarchy under the original sponsoring Producer. The Producer contract contains a nine-level “open book” design in which a Producer may advance from one level to the next based on commission level and the size of the Producer’s downline network. As a Producer advances to higher levels within the system, the Producer receives a higher commission on sales made directly and through the Producer’s downline network. This creates a financial incentive for Producers to build a hierarchy of Producers, thereby contributing to their own financial growth and to the growth of the Company. Advancements to higher levels can occur as often as every three months. Producers at the highest levels are considered “Wholesalers.”

      Legacy Marketing provides tools and services that assist Wholesalers with recruiting, training and support responsibilities associated with the Producers in their hierarchy. In addition, Legacy Marketing assists Producers with programs designed to increase their sales and better serve their clients. Recruiting and training programs include visual presentations, product videos and seminars, advertising material guidelines and sales flip charts. Legacy Marketing also produces product information, sales brochures, pre-approved advertisements and recruiting material.

      In addition to the Marketing Agreements, Legacy Marketing has entered into insurance administrative agreements (the “Administrative Agreements”) with each of the Carriers pursuant to which we provide application processing, policyholder services and accounting services with respect to the Policies. Such services include billing, collecting and remitting cash on the Policies. For providing such services, we are paid on a per transaction basis, with the amount of the fee depending on the type of policy and type of service. Historically, all administrative services with respect to the Policies were performed at our headquarters in Petaluma, California. However, during 1998, Legacy Marketing began performing administrative services at facilities located in Rome, Georgia.

      Neither the Marketing Agreements nor the Administrative Agreements prevent Legacy Marketing from entering into similar arrangements with other insurance companies. However, the Marketing Agreements prevent Legacy Marketing from marketing products with other carriers which are substantially similar to those being offered under the respective Marketing Agreements. In addition, under the terms of the Marketing Agreements with American National and IL Annuity, Legacy Marketing is obligated to give American National and IL Annuity the opportunity to participate in the marketing of any new products developed by Legacy Marketing.

      In addition to Policy marketing and administration, Legacy Marketing also assists the Carriers in Policy design and development. Legacy Marketing’s marketing and actuarial departments work with the Carriers to design proprietary annuity and life insurance products to be marketed by us. Products marketed and designed by Legacy Marketing generally include certain guarantees for the benefit of policyholders that are designed to be unique in the insurance marketplace. Although the guarantees are known as Legacy’s Cornerstone Guarantees, they are guaranteed by the issuing Carriers. Legacy’s Cornerstone Guarantees generally include: (i) a contractually guaranteed maximum administrative fee; (ii) the ability to allocate among various cash value strategies; and (iii) life insurance products providing a guarantee that the cost of insurance will be no greater than the yearly renewable term rates provided by the reinsurers of the Policies, with changes in the cost of insurance resulting solely from changes in the Policies’ future experience factors.

      The Marketing and Administrative Agreements with American National and IL Annuity expire May 15, 2001, and December 31, 2005, respectively, but may be renewed by mutual agreement for successive one-year terms. The Agreements may be terminated by either party upon 180 days notice without cause, and may be terminated by either party immediately for cause. The Company is currently in the process of re-negotiating the Marketing and Administrative Agreements with American National. The Marketing and Administrative Agreements with Transamerica and John Hancock do not have a fixed term but may be terminated by either party upon twelve months notice without cause, and may be terminated by either party immediately for cause. The Administrative Agreements with American National and IL Annuity were amended during 1999 with respect to various policy administration matters. The Administrative Agreement with Transamerica was amended in 2000 to include newly developed products.

      The Marketing and Administrative Agreements with John Hancock were entered into in January 2001. Design, marketing and administration of products on behalf of John Hancock are expected to begin during the second quarter of 2001.

      In February of 2000, Legacy Marketing entered into an Agency Agreement with Bankers United Life Assurance Company (“Bankers”) pursuant to which Legacy Marketing is authorized to solicit, through its network of independent insurance producers, sales of long-term care products offered by Bankers. For this solicitation, Legacy Marketing will receive commissions based on the volume of premiums sold. The Agency Agreement may be terminated by either party with 15 days notice without cause, and may be terminated by either party immediately for cause. Legacy Marketing is licensed in virtually all states to sell long-term care products and began actively marketing in September 2000, resulting in minimal sales to date.

      During 2000, Legacy Marketing generated approximately 90.8% of our consolidated revenues.

      Through our wholly owned broker-dealer subsidiary, Legacy Financial Services, Inc. (“Legacy Financial”), we engage in the offering and sale of variable annuity and life insurance products, mutual funds, and debt and equity securities on a fully disclosed basis. Legacy Financial has entered into agreements (the “Agreements”) with various entities pursuant to which Legacy Financial has a nonexclusive right to solicit sales of investment products offered by such entities through its network of independent registered representatives and to provide certain marketing and administrative services in order to facilitate sales of such products. Under the Agreements, we are compensated based upon predetermined percentages of production. The Agreements may be terminated by any party upon 30 days written notice. During 2000, approximately 6.6% of the Company’s consolidated revenues were generated by Legacy Financial.

      Prior to February 2001, LifeSurance Corporation, a wholly owned subsidiary headquartered in Des Moines, Iowa, conducted sophisticated educational programs that provided continuing education credits for Producers at various locations throughout the United States. Producers paid attendance fees to attend the seminars and purchased educational materials that could be used as tools in promoting the sale of life insurance and annuity policies and estate planning concepts. The seminars and educational materials were marketed under the business name Wealth Transfer Educational Systems. In February 2001, the Company announced that it was discontinuing the majority of LifeSurance’s operations. All employees were either terminated or transferred to Legacy Marketing.

      Legacy Advisory Services, Inc. (“Legacy Advisory”) is a wholly owned subsidiary, incorporated in the state of California for the purpose of operating as an “investment advisor,” as defined by and regulated under the Investment Advisors Act of 1940. Legacy Advisory is registered with the SEC as an investment advisor and has conducted limited operations to date.

      During 2000, we formed Imagent Online, LLC (“Imagent”), a Delaware limited liability company and a wholly owned subsidiary of the Company. In May 2000, Imagent invested in an insurance-related company that is developing an Internet-based customer relationship management product. Imagent has no other operations to date.

      In December 2000, the Company acquired the assets and name of Values Financial Network, Inc., and formed Values Financial Network, Inc. (“VFN”), a wholly owned subsidiary of the Company. VFN is a Delaware corporation engaged in the business of values-based investment screening and has conducted limited operations to date.

      See Note 17 to the Company's consolidated financial statements for financial information regarding segment reporting.

Competitive Business Conditions

      The life insurance and annuity business is highly competitive. We face competition from various companies and organizations, including banks, securities brokerage firms, investment advisors, and other financial intermediaries marketing insurance products, annuities, mutual funds, and other retirement-oriented investments. Some of these competitors have substantially greater assets, financial resources and market acceptance than Legacy Marketing. Our distribution system relies on independent insurance producers to effectively market our products. Maintaining relationships with producers requires introducing new products to the market in an efficient and timely manner, offering competitive commission schedules, and providing superior marketing training and support.

Regulatory Environment

      Legacy Marketing, or a licensed individual acting on behalf of Legacy Marketing (in the states that do not permit the licensing of corporations), is licensed as an insurance agent and/or non-resident third party administrator in all states that require such licensure. As a result of being licensed as an insurance agency, Legacy Marketing’s business practices are subject to regulation, including its sales and marketing practices, fiduciary responsibilities, and compliance with pertinent statutes and regulations. As a result of being licensed as a third-party administrator, Legacy Marketing is subject to regulation regarding maintenance of records, settlement and payment of claims, underwriting services or standards, disclosure of the administrator’s capacity, payment of fees or charges, and other fiduciary duties.

      Increased national attention has forced the National Association of Insurance Commissioners and state insurance departments to examine existing laws and regulations affecting insurance companies, especially those laws and regulations involving insurance company solvency, marketing and sales practices, and investment policies. We have responded to this increased scrutiny by instituting strict advertising guidelines, generating consistent marketing materials and testimonies addressing appropriate marketing practices, and including this topic at our biannual Wholesaler meetings. Although we are not an insurance company, changes in the regulatory environment that affect the insurance companies with which we contract and the products that we market can impact our operations.

      Legacy Financial is registered as a broker-dealer with, and is subject to regulation by, the SEC and the NASD. Legacy Financial is also registered as a fully disclosed broker-dealer in several states. As a result of federal and state broker-dealer registration and its self-regulatory organization (“SRO”) memberships, Legacy Financial is subject to overlapping regulation that covers many aspects of its securities business. Such regulations cover matters including capital requirements, record keeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and to prevent the improper trading on material nonpublic information, employee-related matters, including qualification and licensing of supervisory and sales personnel, and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation, including “suitability” determinations as to customer transactions, limitations in the amounts that may be charged to customers, and correspondence with customers.

      Compliance with many of the regulations applicable to us or our subsidiaries involves a number of risks, particularly because applicable regulations in a number of areas may be subject to varying interpretation. Regulators make periodic examinations and review annual, monthly, and other reports on our operations and financial condition. In the event of a violation of or noncompliance with any applicable law or regulation, governmental regulators and SROs may institute administrative or judicial proceedings that may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), criminal penalties, the issuance of cease-and-desist orders, the deregistration or suspension of a noncompliant broker-dealer, the suspension or disqualification of a broker-dealer’s officers or employees, and other adverse consequences. Such violations or noncompliance could also subject us and/or our employees to civil actions by private persons. Any governmental, SRO, or private proceeding alleging violation of or noncompliance with laws and regulations applicable to us or our subsidiaries could have a material adverse effect upon our business, financial condition, results of operations, and business prospects.

Employees

      As of February 28, 2001, we employed 531 full-time equivalent employees (all are employees of our subsidiaries). None of our employees is represented by a collective bargaining agreement. We consider our relations with our employees to be good, and we will continue to strive to provide a positive work environment for our employees.

Information about the Company

      Information about the Company, including copies of the Company's Forms 10-K and 10-Q may be reviewed at offices maintained by the SEC at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549 and at the regional offices of the SEC located at Seven World Trade Center, New York, New York 10048 and Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such materials may be obtained from the Public Reference Section of the SEC at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549, at prescribed rates. In addition, the SEC maintains a website on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC.

Item 2. Property

      We currently lease approximately 72,000 square feet of office space in Petaluma, California, where our headquarters and most of Legacy Marketing’s operations are located. This lease expires in April 2009, subject to extension at our option for two additional terms of five years each. We plan to acquire this property in the second quarter of 2001, in accordance with a purchase option contained in the lease. We also lease approximately 5,700 square feet of warehouse space in Petaluma, primarily for Legacy Marketing supplies inventory storage and processing.

      We lease approximately 30,500 square feet of office space in Rome, Georgia, for the remainder of Legacy Marketing’s operations. This lease expires in December 2001.

      In addition, we lease approximately 18,200 square feet of office space in Des Moines, Iowa, primarily for LifeSurance Corporation’s operations. However, some Legacy Marketing information systems personnel are also located at this facility. This lease expires in October 2004. In February 2001, the Company announced the discontinuance of most of LifeSurance’s operations and is seeking to relocate the remaining operations to smaller facilities. Management expects to sublease the vacated space to unrelated parties.

      In 1999, we purchased a building in Petaluma. The building consists of approximately 53,700 total square feet of useable office and warehouse space. Approximately 13,700 square feet of the building is currently used for Legacy Financial operations and training facilities for Legacy Marketing and Legacy Financial employees. The remaining approximate 40,000 square feet is leased to unrelated parties. We sold the building in December 2000. Legacy Financial will remain on-site under the terms of a minor lease agreement that expires in December 2002.

      We believe that existing and planned office and warehouse space is and will continue to be adequate for our operations for the foreseeable future.

Item 3. Legal Proceedings

      As a professional services firm engaged in marketing and servicing life insurance and annuity products, the Company encounters litigation in the normal course of business. Management is not aware of any material exposure to the Company currently existing as a result of such litigation.

Item 4. Submission of Matters to a Vote of Security Holders

      No items were submitted to a vote of security holders during the fourth calendar quarter of 2000.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

      As of February 28, 2001, the Company’s Series A common stock was held by approximately 1,400 shareholders of record and the Company’s Series B common stock was held by approximately 9,700 shareholders of record. There is no established trading market for the Company’s stock.

      The Board of Directors of the Company may, at its sole discretion, declare and pay dividends on common stock, subject to capital and solvency restrictions under California law. To date, the Company has not paid any dividends on its common stock. The Company’s ability to pay dividends is dependent on the ability of the Company’s wholly owned subsidiaries to pay dividends or make other distributions to its parent company. As of December 31, 2000, the Company does not anticipate paying dividends on any of its outstanding common stock in the foreseeable future.

Item 6. Selected Consolidated Financial Data

	Year Ended December 31,

	2000	1999	1998	1997	1996

Selected Income Statement Data:

Total Revenue	$41,712,502	$50,030,617	$45,935,164	$21,883,482	$17,508,601

Net Income (Loss)(2)(3)	$(3,828,143)	$4,467,834	$9,770,208	$3,150,454	$2,714,495

Earnings (Loss) Per Share – Basic:

Before Cumulative Effect of Accounting Change	$(0.16)	$0.14	$0.37	$0.12	$0.10

Cumulative Effect of Accounting Change	(0.01)	—	—	—	—

	$(0.17)	$0.14	$0.37	$0.12	$0.10

Earnings (Loss) Per Share – Diluted:

Before Cumulative Effect of Accounting Change	$(0.16)	$0.13	$0.36	$0.12	$0.10

Cumulative Effect of Accounting Change	(0.01)	—	—	—	—

	$(0.17)	$0.13	$0.36	$0.12	$0.10

Selected Balance Sheet Data:

Total Assets	$42,583,401	$46,592,396	$31,286,013	$19,280,941	$15,424,902

Total Non Current Liabilities	$3,578,270	$4,258,492	$662,808	$281,894	$316,741

Total Long-Term Debt	$—	$2,124,133	$—	$—	$—

Total Liabilities	$13,976,231	$14,904,343	$6,497,028	$3,753,665	$2,652,151

Redeemable Common Stock	$11,236,627	$11,563,285	$11,225,431	$11,842,651	$12,343,001

Shareholders’ Equity	$17,370,543	$20,124,768	$13,695,839	$3,816,910	$562,035

Cash Dividends Declared	—	—	—	—	—

Selected Operating Data:

Total Fixed Premium Placed Inforce(1)	$1.1 billion	$1.6 billion	$1.7 billion	$777.3 million	$626.8 million

Total Fixed Policies Placed Inforce(1)	19,500	28,000	31,900	15,100	11,100

(1)	Inforce premium and policies are actually statistics of the Carriers but represent factors that directly affect our revenue.
(2)	In 1999, the Company changed its method of accounting for the cost of computer software developed or obtained for internal use.
(3)	In 2000, the Company changed its method of recognizing revenue for certain contracts with performance obligation provisions.

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

Results of Operations

      The table below presents information about our operating segments for the years ended December 31, 2000, 1999 and 1998:

	Legacy	Legacy
	Marketing	Financial	LifeSurance	Regan Holding	Imagent
	Group	Services, Inc.	Corp.	(stand-alone)	Online, LLC	Other	Total

Year Ended December 31, 2000

Total revenue	$37,869,888	$2,753,081	$483,275	$551,236	$—	$55,021	$41,712,501

Total expenses	40,717,946	2,427,412	1,771,095	5,125,602	248,525	459,014	50,749,594

Operating income (loss)	(2,848,058)	325,669	(1,287,820)	(4,574,366)	(248,525)	(403,993)	(9,037,093)

Other income (loss)	860,986	27,395	(83,632)	3,374,250	(674,741)	803	3,505,061

Income (loss) before tax	(1,987,072)	353,064	(1,371,452)	(1,200,116)	(923,266)	(403,190)	(5,532,032)

Tax provision (benefit)	(1,210,248)	(45,438)	(429,461)	236,092	(343,009)	(137,462)	(1,929,527)

Net income (loss) before cumulative
effect of accounting change	(776,824)	398,502	(941,991)	(1,436,208)	(580,257)	(265,728)	(3,602,505)
Cumulative effect of accounting change	(225,638)	—	—	—	—	—	(225,638)

Net income (loss)	$(1,002,462)	$398,502	$(941,991)	$(1,436,208)	$(580,257)	$(265,728)	$(3,828,143)

Year Ended December 31, 1999

Total revenue	$48,117,700	$1,694,680	$202,694	$12,921	$—	$2,622	$50,030,617

Total expenses	34,230,428	1,485,463	1,599,553	6,186,316	—	28,602	43,530,362

Operating income (loss)	13,887,272	209,217	(1,396,859)	(6,173,395)	—	(25,980)	6,500,255

Other income (loss)	1,141,796	3,155	721	(94,459)	—	4,630	1,055,843

Income (loss) before tax	15,029,068	212,372	(1,396,138)	(6,267,854)	—	(21,350)	7,556,098

Tax provision (benefit)	5,413,341	(55,514)	(533,636)	(1,731,980)	—	(3,947)	3,088,264

Net income (loss)	$9,615,727	$267,886	$(862,502)	$(4,535,874)	$—	$(17,403)	$4,467,834

Year Ended December 31, 1998

Total revenue	$45,113,652	$821,512	$—	$—	$—	$—	$45,935,164

Total expenses	27,632,046	861,486	—	2,444,738	—	1,922	30,940,192

Operating income (loss)	17,481,606	(39,974)	—	(2,444,738)	—	(1,922)	14,994,972

Other income (loss)	1,203,336	1,439	—	(3,617)	—	—	1,201,158

Income (loss) before tax	18,684,942	(38,535)	—	(2,448,355)	—	(1,922)	16,196,130

Tax provision (benefit)	6,880,139	(128,953)	—	(326,181)	—	917	6,425,922

Net income (loss)	$11,804,803	$90,418	$—	$(2,122,174)	$—	$(2,839)	$9,770,208

Total assets December 31, 2000	$20,973,884	$1,508,918	$1,295,091	$13,607,899	$1,166,768	$4,030,841	$42,583,401

December 31, 1999	$27,527,585	$1,300,153	$1,136,184	$16,395,023	$—	$233,451	$46,592,396

      In 2000, “Other” segment above includes Legacy Advisory Services, Inc., Legacy Reinsurance Company, and Values Financial Network, Inc. In 1999 and 1998, “Other” segment includes Legacy Advisory Services, Inc. and Legacy Reinsurance Company. These entities’ operations do not currently represent amounts that are material to our results and, accordingly, were not separated for purposes of this disclosure.

Analysis of Regan Holding Corp. Consolidated

      Results of Operations — The Company experienced consolidated net losses of approximately $3.8 million in 2000, compared to consolidated net income of approximately $4.5 million in 1999. The shift is primarily due to decreases in Legacy Marketing revenues and increases in Legacy Marketing expenses, partially offset by increases in Regan Holding Corp. (stand-alone) other income and consolidated income tax benefits. Net losses in 2000 were also impacted by a $3.6 million gain on sale of a building and recognition of approximately $721,000 of losses related to Imagent’s investment in a start-up company. Consolidated net income decreased approximately $5.3 million in 1999, compared to 1998, primarily due to decreases in Legacy Marketing revenues, decreases in income tax benefits, and increased Legacy Marketing expenses. These fluctuations are discussed below.

Analysis of Legacy Marketing Group

      Results of Operations — Legacy Marketing’s net loss totaled approximately $1.0 million in 2000, compared to net income of approximately $9.6 million in 1999, and net income decreased approximately $2.2 million, or 18.5%, in 1999 compared to 1998. The fluctuation from 1999 to 2000 is primarily due to decreases in revenue and increases in expenses. The change from 1998 to 1999 is primarily due to increases in expenses, as discussed below.

      Revenue — Legacy Marketing’s major sources of revenue are marketing allowances, commission income and administrative fees from sales and administration of fixed annuity and life insurance products on behalf of the Carriers. Levels of marketing allowances and commission income are directly related to the sales volume of such products. Administrative fees are a function not only of product sales, but also of administration of policies inforce and producer appointments and terminations. Legacy Marketing’s total revenue decreased approximately $10.2 million, or 21.3%, in 2000 compared to 1999, but increased approximately $3.0 million, or 6.7% in 1999 compared to 1998. The changes in revenues are primarily attributable to fluctuations in premium placed inforce for the Carriers and changes in product mix, as discussed below.

      Legacy Marketing’s marketing allowances and commission revenue, combined, decreased approximately $10.5 million, or 26.7%, in 2000 compared to 1999, due to a 35.5% decrease in fixed annuity premium, partially offset by a shift to fixed annuity and life insurance products that yield higher commissions. This overall decrease in premium is primarily attributable to the poor performance of bond investments underlying the annuities’ crediting rates.

      Legacy Marketing’s marketing allowances and commission revenue, combined, increased approximately $1.1 million, or 3.0%, during 1999 compared to 1998 due to a shift in product mix to products which yielded higher commission income, partially offset by a 2.3% decrease in overall fixed annuity premium placed inforce for the Carriers. This decrease is attributable primarily to the poor performance of bond investments underlying the annuities’ crediting rates during the latter half of 1999.

      Administrative fees increased approximately $402,000, or 4.7%, in 2000 compared to 1999, and increased approximately $2.0 million, or 29.6%, in 1999 compared to 1998, due primarily to increases in the number of policies sold and administered during the respective periods and to a continued shift in policies administered to those which generate higher administrative fees.

      During 2000, Legacy Marketing marketed and administered fixed annuity and life insurance products on behalf of three unaffiliated insurance carriers: American National, IL Annuity, and Transamerica. The agreements with these carriers generated a significant portion of the Company’s total consolidated revenue at the dates indicated, as follows (sales on behalf of Transamerica began in the third quarter of 1998):

Year ended December 31,	2000	1999	1998

American National	9.8%	10.5%	12.7%
IL Annuity	29.0%	73.5%	79.9%
Transamerica	50.5%	11.3%	1.7%

      Although Legacy Marketing markets and administers several products on behalf of the Carriers, the Company’s consolidated revenues are derived primarily from sales and administration of two fixed annuity product series, as indicated below:

Year ended December 31,	2000	1999	1998

SelectMark ™ (sold on behalf of Transamerica)	41.7%	9.5%	1.5%
VisionMark™ (sold on behalf of IL Annuity)	10.2%	56.2%	70.6%

      The shift between Carrier’s products is primarily attributable to more favorable acceptance of Transamerica’s annuity products in the marketplace, which is expected to continue for the foreseeable future.

      The Company has implemented various initiatives to increase the volume of Legacy Marketing’s sales, including launching marketing programs designed to strengthen relationships with existing producers and attract new producers. In addition, Legacy Marketing released several new products and product enhancements at a sales convention in July 2000 that are expected to diversify Legacy Marketing’s product portfolio, enhance market share, and increase sales. Further, the Company entered into Marketing and Administrative Agreements with John Hancock Life Insurance Company in January 2001 to provide services similar to those performed for the other Carriers. These initiatives, combined with favorable market conditions leading to improved performance of bond investments underlying key products' crediting rates, have resulted in increased sales during the first quarter of 2001. Management expects such increases to continue throughout 2001. However, there can be no assurance that the increased sales volume will continue.

      Under the Marketing Agreement with American National, the Company is obligated to repay to American National an annual amount equal to 0.1% of specified premium levels to the extent that such premiums are below the minimum production requirement of $500,000,000 during each twelve month period ended September 30th (the “Premium Deficiency”). Prior to December 31, 1999, the Company recorded revenue throughout the twelve month period net of 0.1% of the projected annual Premium Deficiency. Effective January 1, 2000, the Company adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. As a result, the Company changed its revenue recognition policy to recognize commission revenue net of 0.1% of the Premium Deficiency assuming no additional premiums will be sold under the American National Marketing Agreement. The effect of adopting SAB 101 is reflected in the accompanying Statements of Operations as a cumulative effect of accounting change of $225,638, net of taxes of $149,362, during the year ended December 31, 2000. The change in accounting principle would not have a material effect on the Statements of Operations in 1999 or 1998 if adopted in these periods.

      Expenses — Total Legacy Marketing expenses increased approximately $6.5 million, or 19.0%, during 2000 compared to 1999, and increased approximately $6.6 million, or 23.9%, during 1999 compared to 1998. The increase in 2000 from 1999 is primarily due to increases in compensation, professional fees, occupancy, and depreciation and amortization, partially offset by decreases in certain sales promotion programs tied to premium levels, which declined during 2000. The increase in 1999 from 1998 is primarily due to increases in compensation, sales promotion and support, and occupancy, partially offset by lower professional fees. These fluctuations are discussed below.

      As a service organization, Legacy Marketing’s primary expenses are salaries and related employee benefits. These expenses increased approximately $3.0 million, or 14.3%, in 2000 from 1999, and increased $3.8 million, or 22.3%, in 1999 from 1998. These increases resulted primarily from regular annual pay increases and from increases in the average number of employees, who are needed to support initiatives designed to increase sales. In addition, during the third quarter of 2000, the Company hired several employees at higher salary levels, including one executive officer. Such increases in senior personnel are considered necessary to support the strategic planning of the Company. Accordingly, salaries and benefits expense is expected to increase in 2001.

      Professional fees increased approximately $2.9 million, or 194.3%, in 2000 from 1999 and decreased approximately $576,000, or 27.8%, in 1999 from 1998. The increase in 2000 compared to 1999 is primarily due to consulting fees related to various information systems enhancement projects and to the engagement of independent contractors in lieu of long-term employee hires made necessary by the tight local job market. The decrease in 1999 compared to 1998 is primarily due to expenses associated with a $1.1 million settlement of litigation in 1998. Excluding the cost of this settlement, professional fees increased by approximately $355,000 in 1999 from 1998 primarily due to increased consulting fees related to various information systems enhancement projects.

      Occupancy expenses consist primarily of office building and equipment leasing costs. These expenses increased approximately $1.0 million, or 59.2%, in 2000 from 1999, and increased approximately $1.1 million, or 164.9%, in 1999 from 1998 primarily due to the leasing of new office space and to overall increases in telephone, utilities, and other related expenses that correspond with increases in employment, as discussed above.

      Depreciation and amortization expense increased approximately $1.0 million, or 297.7%, in 2000 from 1999 and increased approximately $237,000, or 235.4%, in 1999 from 1998. The increases are primarily related to the amortization of internal use software and to acquisitions of fixed assets, which were necessary to improve newly leased office space. Also, in 2000 the Company decreased from five years to three years the estimated useful lives over which certain computer hardware and software are depreciated resulting in increased depreciation expense.

      Sales promotion and support expense consists primarily of costs related to Legacy Marketing’s annual sales incentive conventions, various sales and training events, and incentives paid to Producers to stimulate sales. Also included in sales and promotion support expense is the cost of designing and printing sales brochures for use by Producers. This expense decreased approximately $1.5 million, or 23.1%, in 2000 from 1999 but increased approximately $1.2 million, or 22.2%, in 1999 from 1998. The decrease in 2000 compared to 1999 is primarily due to decreased commissions paid to Producers and reduced stock awards granted to Wholesalers related to lower sales of fixed annuities, as discussed above. The increase in 1999 compared to 1998 is primarily due to increased incentives paid to Producers to stimulate sales and increased printing costs related to the introduction of new products and enhancements to existing products. Despite the decrease of sales promotion and support expenses in 2000, it is expected that these costs will continue to be a major element of Legacy Marketing’s cost structure, as attendance at the sales incentive conventions increases, as the number of Producers marketing products for Legacy Marketing increases, and as new products are introduced.

      Equipment expenses increased approximately $183,000, or 28.7%, in 2000 from 1999, and increased approximately $309,000, or 94.1%, in 1999 from 1998 primarily due to increases in leased office space and increases in employment, both of which are discussed above.

Analysis of Legacy Financial Services, Inc.

      Results of Operations — Legacy Financial’s net income increased approximately $131,000, or 48.8%, in 2000 from 1999, and increased approximately $178,000, or 196.3%, in 1999 compared to 1998. These increases are primarily due to increases in revenue, partially offset by increases in expenses, as discussed below.

      Revenue — Legacy Financial’s major source of revenue is commission income, which is generated through sales of variable life and annuity products, mutual funds, and debt and equity securities. Levels of commission income are directly related to the volume of sales of such products. Total Legacy Financial revenue increased approximately $1.1 million, or 62.5%, in 2000 from 1999, and increased approximately $873,000, or 106.3%, in 1999 from 1998. These increases are attributable to increases in the volume of sales by Legacy Financial’s distribution network of registered representatives.

      Expenses — Total Legacy Financial expenses increased approximately $942,000, or 63.4%, in 2000 from 1999 and increased approximately $624,000, or 72.4%, in 1999 from 1998 primarily due to increases in salaries and benefits, sales promotion and support, and occupancy expenses, which are discussed below.

      As a service organization, Legacy Financial’s operating expenses consist primarily of salaries and related employee benefits. These expenses increased approximately $461,000, or 47.0%, in 2000 from 1999, and increased approximately $316,000, or 47.5%, in 1999 from 1998, primarily due to increases in the average number of employees, necessary to accommodate increases in sales volume, and to regular annual pay increases.

      Sales promotion and support expenses increased approximately $323,000, or 126.0%, in 2000 from 1999, and increased approximately $200,000, or 352.5%, in 1999 from 1998, primarily due to increased expenses incurred to stimulate sales and to greater attendance at the annual sales convention.

      Occupancy expenses consist primarily of office building and equipment leasing costs. These expenses increased approximately $69,000, or 190.4%, in 2000 from 1999, and increased approximately $32,000, or 708.7%, in 1999 from 1998 primarily due to overall increases in telephone, utilities, and other related expenses that correspond with increases in employment and sales volume.

Analysis of LifeSurance Corporation

      Results of Operations — LifeSurance Corporation recorded net losses of approximately $942,000 in 2000 compared to net losses of approximately $863,000 in 1999. The increase in net losses is primarily due to increased expenses, partially offset by increased revenues, as discussed below.

      In February 2001, the Company announced a plan to discontinue the majority of operations of LifeSurance Corporation. Factors leading to this decision included: (i) consistent losses since inception; (ii) declining attendance at seminars; and (iii) anticipated future declines in attendance and increases in costs.

      Revenue – LifeSurance Corporation’s primary source of revenue is fees paid by Producers for attendance at estate planning seminars. In 2000, total revenue increased by approximately $281,000, or 138.4%, primarily due to overall increased seminar attendance. However, in the second half of 2000, seminar attendance significantly declined. This decrease in attendance is attributed to the fact that Producers began obtaining continuing education credits more easily either by attending local seminars or by utilizing Internet-based alternatives.

      Expenses — LifeSurance Corporation’s expenses primarily consist of salaries and related benefits, sales promotion and support costs, and occupancy expenses. In 2000, total operating expenses increased by approximately $172,000, or 10.7%, which is attributable to sales promotion and support costs, increasing in 2000 compared to 1999 by approximately $55,000, or 12.3%, and occupancy expenses, increasing by approximately $123,000, or 121.4%. The increase in sales promotion and support costs is primarily related to overall increased seminar attendance during the first half of the year, as discussed above. The increase in occupancy expenses is primarily due to costs associated with increases in leased office space. Sales promotion and support costs, and occupancy expenses are expected to decrease in 2001 due to discontinuance of the majority of LifeSurance Corporation's operations, as discussed above.

      As a result of the discontinuance of the majority of LifeSurance Corporation's operations, which was announced in February 2001, certain employees were terminated and others were transferred to Legacy Marketing. The Company plans to sublease LifeSurance Corporation’s office space and relocate the remaining Des Moines office employees.

      In 1998, Producer seminar expenses were recorded in Legacy Marketing’s results and it would have been impractical to present them separately for comparative purposes in this analysis.

Analysis of Regan Holding Corp. (stand-alone)

      Results of Operations — Regan Holding Corp. recorded net losses of approximately $1.4 million in 2000 compared to net losses of approximately $4.5 million and approximately $2.1 million in 1999 and 1998, respectively. The decreased losses in 2000 compared to 1999 are primarily due to a gain of approximately $3.6 million recognized upon the sale of an office building, as well as increases in revenue and decreases in expenses, which are discussed below. The increased losses in 1999 compared to 1998 are primarily due to increased expenses, as discussed below.

      Revenue – Revenue increased to approximately $551,000 in 2000 from approximately $13,000 in 1999 due to rental revenue from unaffiliated tenants of an office building that was purchased in mid-1999. The Company sold the building in December 2000. As a result, no rental income is anticipated in future periods.

      Expenses — Regan Holding Corp.’s expenses decreased approximately $1.1 million, or 17.1%, in 2000 from 1999, and increased approximately $3.7 million, or 153.0%, in 1999 from 1998. The decrease in 2000 expenses is primarily due to a decrease in the number of non-employee stock options granted during 2000, compared to 1999. In 2001, grants to the highest performing Wholesalers are still expected to occur which will result in additional expense in the first quarter. The increase in 1999 expenses compared to 1998 is primarily due to: (i) $2.9 million in stock option expenses related to stock options that were granted to Legacy Marketing Producers during 1999 and 1998; (ii) awards of the Company’s common stock to Wholesalers, which resulted in recognition of approximately $420,000 in related expenses during 1999; and (iii)

increases in legal and consulting fees related to various Company strategic planning projects.

      In December 2000, the Company sold the office building and two parcels of land, as discussed above, and recorded a pre-tax gain of approximately $3.6 million. Because the Company expects to meet the criteria of Section 1031 of the Internal Revenue Code, payment of income taxes on the gain realized on the sale of the property will be deferred.

Analysis of Imagent Online, LLC

      Results of Operations — Imagent was formed in 2000 and recorded a net loss of approximately $580,000, primarily due to equity investment losses related to its investment in a start-up company, as discussed above. Such losses by the start-up company are expected to continue for the foreseeable future.

Analysis of Other Segments

      Results of Operations — Other segments consist of Legacy Advisory Services, Inc., Legacy Reinsurance Company, and Values Financial Network, Inc. in 2000. In 1999 and 1998, Other segments included Legacy Advisory Services, Inc. and Legacy Reinsurance Company. Combined net losses from these entities increased to approximately $266,000 in 2000, compared to approximately $17,000 in 1999 and approximately $3,000 in 1998. The increased losses in 2000 from 1999 are primarily due to such losses incurred by Values Financial Network, Inc. Such losses are expected to continue through the first half of 2001.

Liquidity and Capital Resources

      The Company’s principal needs for cash are: (i) funding operating expenses, which consist primarily of salaries and benefits and sales promotion support costs; (ii) purchases of fixed assets, primarily computer hardware and software, to accommodate new employees and support anticipated growth in operations; (iii) funding continued product development and strategic acquisitions; and (iv) as a reserve to cover possible redemptions of certain shares of the Company’s common stock, which are redeemable at the option of shareholders under various agreements with the Company.

      Cash and short-term investment-grade securities represented 28.7% of the Company’s total consolidated assets at December 31, 2000, compared with 47.1% at December 31, 1999. This decrease is primarily due to a decrease in combined cash and short-term investment balances of approximately $9.7 million at December 31, 2000, compared to December 31, 1999, which is attributable to: (i) purchases of fixed assets of approximately $5.6 million related to capitalization of salaries and benefits paid to develop internal use software and purchases to upgrade computer hardware and software; (ii) cash of approximately $2.4 million paid to acquire the assets of Values Financial Network, Inc; (iii) Imagent’s investment in and loan to an insurance-related start-up company for approximately $1.5 million; and (iv) repurchases of the Company’s common stock for approximately $1.0 million. These decreases in cash and investment were partially offset by cash provided by operating activities of approximately $248,000.

      At December 31, 1999, the Company’s investment portfolio included $12.0 million in equity securities of an affiliate of an insurance carrier with which Legacy Marketing contracts. In the first quarter of 2000, the carrier affiliate repurchased the equity securities from the Company for approximately $12.5 million, pursuant to the terms of the agreement under which the securities were purchased.

      During the first quarter of 2000, the Company repaid an existing margin loan in the amount of $3.1 million. In the last quarter of 2000, the Company obtained approximately $2.5 million in advances under the margin loan, primarily to fund the acquisition of assets of Values Financial Network, as described above. These advances were repaid in first quarter of 2001.

      During December 2000, the Company sold land and a building in Petaluma, California, for $8.4 million and recognized a pre-tax gain of approximately $3.6 million. However, in order to comply with the provisions of Section 1031 of the Internal Revenue Code that will allow the Company to defer payment of income tax on the gain, the $5.8 million proceeds from the property sale will remain in trust with a qualified intermediary. Proceeds from the sale will be applied during the second quarter toward the purchase of the building which houses the Company’s headquarters in Petaluma. For the new building, the Company will pay approximately $10.6 million in accordance with a purchase option in the existing lease agreement. The Company plans to obtain financing for the difference between the purchase price and the sale proceeds.

      Management expects to outlay cash of approximately $500,000 per month related to operations and development of Values Financial Network, Inc. until an obligation under a consulting services contract is satisfied in mid-2001. Thereafter, cash outflows will decrease to approximately $300,000 per month and will gradually diminish through 2001 as revenues increase. Management expects positive cash flows from operations as early as fourth quarter 2001. However, until projected revenue is achieved, cash outflows related to Values Financial Network, Inc. could continue at mid-2001 levels.

      The Company, through Imagent, has committed to loan up to $400,000 in additional advances to the start-up company discussed above. No further advances to the start-up are expected to occur.

      During the third quarter of 2001, the Company expects to receive federal and state income tax refunds of approximately $3.7 million, resulting from applied overpayments and 2000 net operating loss carrybacks.

      The Company is obligated to repurchase certain shares of its common stock pursuant to contractual agreements under which the shares were issued. At December 31, 2000 and December 31, 1999, the total redemption value of all redeemable common stock outstanding was approximately $11.2 million and $11.6 million, respectively. Cash paid pursuant to redemption requests from shareholders totaled approximately $821,000 during 2000, and approximately $425,000 during 1999. These securities are excluded from shareholders’ equity and are recorded at the greater of issuance price or redemption value. As the value of our common stock rises, our obligation for the redeemable common stock also increases, and could result in negative equity.

      In 1998, the Company entered into a Shareholder’s Agreement with Lynda L. Regan, Chief Executive Officer and Chairman of the Board of Directors. Under the terms of this agreement, in the event of the death of Ms. Regan, the Company is obligated to repurchase from Ms. Regan’s estate all of the shares of the Company’s common stock that were owned by Ms. Regan at the time of her death or that were transferred by her to one or more trusts prior to her death. The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares, which totaled approximately $26.8 million at December 31, 2000. The Company has purchased two life insurance policies with a combined face amount of $29.0 million for the purpose of funding this obligation in the event of Ms. Regan’s death.

      Management intends to continue to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

      Generally, the Company’s cash needs are met through cash provided by operating activities, which decreased approximately $7.3 million in 2000, compared to 1999. This decrease is primarily attributable to decreases in Legacy Marketing’s sales volume during 2000. As discussed above, Legacy Marketing's sales increased in the first quarter of 2001 are are expected to continue to increase through 2001. However, if sales decline or if increases in sales are not sufficient to offset increased expenses, operating activities could generate negative cash flows. In addition, the Company is obligated to repurchase certain shares of its common stock pursuant to various contracts under which the shares were issued. If the Company’s net losses continue, or if requests for repurchase of redeemable common stock increase significantly, a cash shortfall could occur. Management believes that existing cash and investment balances, together with anticipated cash flows from operations, will provide sufficient funding for the foreseeable future. However, in the event that a shortfall were to occur, management believes that adequate financing could be obtained to meet the Company’s cash flow needs.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk

      In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), all of the Company’s short-term investments are treated as available-for-sale.

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

      Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The following table provides information about the Company’s fixed income investments, which are sensitive to changes in interest rates. Listed below are cash flows from principal amounts and related weighted average interest rates by expected maturity dates for fixed income investments held at December 31, 2000 and 1999. Actual cash flows could differ from expected amounts.

							Total Amortized	Total Estimated
December 31, 2000	2001	2002	2003	2004	2005	Thereafter	Cost	Fair Value

Fixed maturities	$500,000	$—	$—	$250,000	$304,797	$3,932,013	$4,986,810	$4,881,012
Average interest rate	5.38%	—	—	5.25%	6.01%	7.34%

							Amortized	Estimated
December 31, 1999	2000	2001	2002	2003	2004	Thereafter	Cost	Fair Value

Fixed maturities	$12,000,000	$—	$—	$499,251	$250,000	$4,602,143	$17,351,394	$17,093,404
Average interest rate	5.18%	—	—	5.23%	5.25%	6.53%

      The Company invests in marketable securities which are predominately investment grade. As a result, management believes that the Company has minimal exposure to credit risk.

      Equity price risk is the potential loss arising from changes in the value of equity securities. In general, equity securities have more year-to-year price variability than intermediate term high grade bonds. However, returns over longer time frames have been consistently higher. The Company’s equity securities consist primarily of preferred stocks, which provide consistent income. As a result of unfavorable market conditions related to preferred securities, the fair value of the Company’s equity securities is below original cost at December 31, 2000 and 1999. The original cost and fair values of the Company’s marketable equity securities are shown below:

	Original Cost	Fair Value

December 31, 2000	$6,199,423	$5,473,495

December 31, 1999	$4,382,927	$3,768,569

      All of the above risks are monitored on an ongoing basis. A combination of in-house review and consultation with our investment broker is used to analyze individual securities, as well as the entire portfolio.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of
    Regan Holding Corp.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Regan Holding Corp. and its subsidiaries (the “Company”) at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed Note 1, in 2000, the Company changed its method of recognizing revenue for contracts with sales obligation provisions. Additionally, in 1999, the Company changed its method of accounting for the cost of computer software developed or obtained for internal use.

PricewaterhouseCoopers LLP

San Francisco, California

March 26, 2001

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,

	2000	1999

Assets
Cash and cash equivalents	$1,882,310	$1,094,759
Investments	10,354,507	20,861,973

Accounts receivable	1,918,112	2,625,867

Note receivable	5,750,000	—

Prepaid expenses	1,292,847	1,223,177

Income taxes receivable	3,661,353	2,893,701

Deferred income taxes-current	398,399	895,841

Total current assets	25,257,528	29,595,318

Net fixed assets	12,367,835	13,073,538

Deferred tax assets-non current	996,208	2,030,993

Equity in and advances to investee	781,855	—

Intangible assets	1,604,010	120,739

Other assets	1,575,965	1,771,808

Total non current assets	17,325,873	16,997,078

Total assets	$42,583,401	$46,592,396

Liabilities, redeemable common stock, and shareholders’ equity Liabilities

Accounts payable and accrued liabilities	$7,917,943	$7,449,549

Margin loan payable	2,265,354	3,088,918
Other current liabilities	214,664	107,384

Total current liabilities	10,397,961	10,645,851

Loan payable	—	2,124,133

Deferred compensation payable	2,996,777	1,364,713

Other liabilities	581,493	769,646

Total non current liabilities	3,578,270	4,258,492

Total liabilities	13,976,231	14,904,343

Commitments and contingencies (Note 11)	—	—

Redeemable common stock, Series A and B	11,236,627	11,563,285

Shareholders’ equity
Preferred stock, no par value:

Authorized: 100,000,000 shares; no shares issued or outstanding	—	—

Series A common stock, no par value:

Authorized: 45,000,000 shares; issued and outstanding: 20,869,927 and 20,863,520 at December 31, 2000 and 1999, respectively	3,596,496	3,659,367

Common stock committed	100,000	—

Paid-in capital from retirement of common stock	927,676	927,640

Paid-in capital from producer stock options	4,444,366	2,892,000

Retained earnings	8,813,057	13,217,865

Accumulated other comprehensive loss, net	(511,052)	(572,104)

Total shareholders’ equity	17,370,543	20,124,768

Total liabilities, redeemable common stock and shareholders’ equity	$42,583,401	$46,592,396

See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Year Ended December 31,

	2000	1999	1998

Revenue
Marketing allowances	$17,055,621	$25,477,344	$26,229,937

Commissions	14,314,236	15,395,259	12,651,358

Administrative fees	9,038,987	8,637,245	6,664,224

Seminar fees	498,063	381,319	263,785

Other income	805,594	139,450	125,860

Total revenue	41,712,501	50,030,617	45,935,164

Expenses
Salaries and related benefits	25,738,732	22,216,897	17,371,780

Sales promotion and support	7,934,973	10,601,997	5,520,798

Professional fees	5,503,884	2,373,084	2,617,377

Occupancy	3,226,830	2,193,632	1,149,787

Depreciation and amortization	3,518,209	1,754,865	1,323,052

Equipment	1,539,410	1,019,075	586,164

Courier and postage	885,358	1,008,502	702,612

Stationery and supplies	721,457	954,358	753,397

Travel and entertainment	901,797	707,776	594,224

Insurance	465,046	399,929	169,524

Miscellaneous	313,898	300,247	151,477

Total expenses	50,749,594	43,530,362	30,940,192

Operating income (loss)	(9,037,093)	6,500,255	14,994,972
Other income (loss)
Investment income, net	998,664	1,228,679	1,221,032

Interest expense	(259,738)	(172,836)	(19,874)

Losses from equity investment	(720,645)	—	—

Gain on sale of building	3,573,780	—	—
Losses on disposals of fixed assets	(87,000)	—	—

Total other income, net	3,505,061	1,055,843	1,201,158
Income (loss) before income taxes, and before cumulative effect of accounting change	(5,532,032)	7,556,098	16,196,130
Provision for (benefit from) income taxes	(1,929,527)	3,088,264	6,425,922

Net income (loss) before cumulative effect of accounting change	(3,602,505)	4,467,834	9,770,208

Cumulative effect of accounting change, net of tax	(225,638)	—	—

Net income (loss)	$(3,828,143)	$4,467,834	$9,770,208

Basic earnings (loss) per share:

Earnings (loss) available for common shareholders before cumulative effect of accounting change	$(.16)	$.14	$.37

Cumulative effect of accounting change	(.01)	—	—

Net earnings (loss) available for common shareholders	$(.17)	$.14	$.37

Weighted average shares outstanding	26,238,487	26,393,679	26,543,535

Diluted earnings (loss) per share:

Earnings (loss) available for common shareholders before cumulative effect of accounting change	$(.16)	$.13	$.36

Cumulative effect of accounting change	(.01)	—	—

Net earnings (loss) available for common shareholders	$(.17)	$.13	$.36

Weighted average shares outstanding	26,238,487	27,760,140	27,187,436

See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity

				Paid-in
				Capital from	Paid-in		Accumulated
	Series A Common Stock			Retirement	Capital from	Retained	Other
			Common Stock	of Common	Non-employee	Earnings	Comprehensive
	Shares	Amount	Committed	Stock	Options	(Accumulated Deficit)	Income (Loss)	Total

Balance January 1, 1998	20,614,014	$3,382,914	$—	$611,559	$—	$(182,433)	$4,870	$3,816,910

Comprehensive income:

Net income						9,770,208		9,770,208

Net unrealized losses on investments							(153,304)	(153,304)

Less:

Losses included in net income							54,633	54,633

Deferred taxes on net unrealized losses							39,882	39,882

Total comprehensive income								9,711,419

Voluntary repurchases of common stock				(4,714)				(4,714)

Retirement upon mandatory redemption	(83,790)	(134,040)		281,264				147,224

Producer stock option expense					25,000			25,000

Balance December 31, 1998	20,530,224	3,248,874	—	888,109	25,000	9,587,775	(53,919)	13,695,839

Comprehensive income:

Net income						4,467,834		4,467,834

Net unrealized losses on investments							(800,296)	(800,296)

Less:

Gains included in net income							(60,007)	(60,007)

Deferred taxes on net unrealized losses							342,118	342,118

Total comprehensive income								3,949,649

Voluntary repurchases of common stock				1,700		(26,093)		(24,393)

Retirement upon mandatory redemption	(69,788)	(81,456)		37,831		(24,395)		(68,020)

Accretion to redemption value						(787,256)		(787,256)

Issuance of common stock	403,084	491,949						491,949

Producer stock option expense					2,867,000			2,867,000

Balance December 31, 1999	20,863,520	3,659,367	—	927,640	2,892,000	13,217,865	(572,104)	20,124,768

Comprehensive loss:

Net loss						(3,828,143)		(3,828,143)

Net unrealized gains on investments							119,661	119,661

Less:

Losses included in net gains							(18,189)	(18,189)

Def taxes on net unrealized gains							(40,420)	(40,420)

Total comprehensive loss								(3,767,091)

Accretion of redeemable common stock to redemption value						(494,698)		(494,698)

Voluntary repurchases of common stock	(86,152)	(88,737)		36		(81,967)		(170,668)

Issuance of common stock	27,200	25,866						25,866

Common stock committed	65,359		100,000					100,000

Producer stock option expense					1,552,366			1,552,366

Balance December 31, 2000	20,869,927	$3,596,496	$100,000	$927,676	$4,444,366	$8,813,057	$(511,052)	$17,370,543

See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended December 31,

	2000	1999	1998

Cash flows from operating activities:

Net income (loss)	$(3,828,143)	$4,467,834	$9,770,208

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of fixed assets	3,390,232	1,665,482	1,252,116

Gain on sale of building	(3,936,892)	—	—

Losses on equity investee	720,645	—	—

Amortization of intangible assets	120,739	89,383	70,936

Common stock awarded to producers	100,000	419,905	—

Producer stock option expense	1,552,366	2,867,000	25,000

Amortization/accretion of investments	(137,600)	(9,802)	(73,118)

Realized gains (losses) on sales of investments	18,189	60,007	(54,633)

Loss on disposal of fixed assets	87,000	—	—

Changes in operating assets and liabilities:

Accounts receivable	707,755	(921,602)	(464,959)

Prepaid expenses	(200,651)	(68,648)	(195,981)

Income taxes receivable and payable	(767,652)	(2,009,612)	(1,273,650)

Deferred tax assets	1,491,807	(1,320,321)	47,401

Accounts payable and accrued liabilities	(604,289)	1,747,614	2,595,247

Deferred compensation payable	1,632,064	—	—

Other operating assets and liabilities	(97,338)	574,340	406,676

Net cash provided by operating activities	248,232	7,561,580	12,105,243

Cash flows from investing activities:

Purchases of investments	(7,686,772)	(13,461,328)	(15,396,140)

Proceeds from sales and maturities of investments	18,415,121	8,676,474	6,129,871

Proceeds from building sale	8,400,000	—	—

Transfer building sale proceeds to qualified intermediary	(5,750,000)	—	—

Purchases of fixed assets	(5,634,830)	(11,735,108)	(1,624,059)

Acquisition of VFN assets	(2,350,566)	—	—

Equity in and advances to investee	(1,502,500)	—	—

Payments for organization costs	—	—	(17,806)

Net cash provided by (used in) investing activities	3,890,453	(16,519,962)	(10,908,134)

Cash flows from financing activities:

Proceeds from loan payable	2,100,000	2,132,500	—

Payments toward loan payable	(4,224,133)	(8,368)	—

Proceeds from margin loan	2,500,000	3,500,000	—

Payments toward margin loan	(3,323,564)	(455,220)	—

Payment for building loan reserve	—	(562,730)	—

Return of building loan reserve	562,730

Repurchases of redeemable common stock	(821,356)	—	(474,710)

Voluntary repurchases of common stock	(170,677)	(541,816)	—

Proceeds from stock option exercises	25,866	72,044	—

Net provided by (used in) in financing activities	(3,351,134)	4,136,410	(474,710)

Net (decrease) increase in cash and cash equivalents	787,551	(4,821,972)	722,399
Cash and cash equivalents, beginning of period	1,094,759	5,916,731	5,194,332

Cash and cash equivalents, end of period	$1,882,310	$1,094,759	$5,916,731

Supplemental cash flow information:

Taxes Paid	$—	$5,835,000	$7,201,000

Interest Paid	$224,141	$172,836	$19,873

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REGAN HOLDING CORP. AND SUBSIDIARIES

1. Organization and Summary of Significant Accounting Policies

a. Organization

      Regan Holding Corp. (the “Company”) is a non-operating holding corporation, incorporated in California in 1990.

      The Company, through its wholly owned subsidiary Legacy Marketing Group (“LMG”), has entered into marketing agreements (the “Marketing Agreements”) with American National Insurance Company (“American National”), IL Annuity and Insurance Company (“IL Annuity”), Transamerica Life Insurance and Annuity Company (“Transamerica”), and commencing in January 2001, John Hancock Life Insurance Company (“John Hancock”), collectively referred to herein as the “Carriers.” The Marketing Agreements grant the Company the exclusive right to market certain fixed annuity and life insurance products issued by the Carriers (the “Policies”). In addition, the Company is responsible for the recruiting and appointing of producers who contract with LMG to sell the Policies. The highest producing producers are referred to as Wholesalers. For these services, the Carriers pay LMG marketing allowances and commissions based on the volume of premiums from Policies sold.

      The Company has also entered into administrative agreements (the “Administrative Agreements”) with the Carriers pursuant to which the Company provides application processing, policyholder services and accounting services with respect to the Policies. Such services include billing, collecting and remitting cash on the Policies. However, all cash receipts are deposited into accounts maintained by the Carriers upon receipt by the Company and all cash remitted is paid from accounts maintained by the Carriers. For providing such services, the Company is paid on a per transaction basis with the amount of the fee depending on the type of policy and type of transaction.

      The Marketing and Administrative Agreements with American National and IL Annuity expire May 15, 2001, and December 31, 2005, respectively, but may be renewed by mutual agreement for successive one-year terms. The Agreements may be terminated by either party upon 180 days notice without cause, and may be terminated by either party immediately for cause. The Company is currently in the process of re-negotiating the Marketing and Administrative Agreements with American National. The Marketing and Administrative Agreements with Transamerica and John Hancock do not have a fixed term but may be terminated by either party upon twelve months notice without cause, and may be terminated by either party immediately for cause. The Administration Agreements with American National and IL Annuity were amended during 1999 with respect to various policy administration matters. The Administrative Agreement with Transamerica was amended during 2000 to include newly developed products.

      Through its wholly owned broker-dealer subsidiary, Legacy Financial Services, Inc. (“LFS”), the Company engages in the offering and sale of variable annuity and life insurance products, mutual funds and debt and equity securities on a fully disclosed basis. LFS has entered into agreements (the “Agreements”) with various entities pursuant to which LFS has a nonexclusive right to solicit sales of investment products offered by such entities through its network of independent registered representatives and to provide certain marketing and administrative services in order to facilitate sales of such products. Under the Agreements, the Company is compensated based upon predetermined percentages of production. The Agreements may be terminated by any party upon 30 days written notice.

      Prior to February 2001, LifeSurance Corporation, a wholly owned subsidiary, conducted educational programs that provided continuing education credits for producers at various locations throughout the United States. Producers paid attendance fees to attend the seminars and purchased educational materials that could be used as tools in promoting life insurance and annuity policies and estate planning concepts. The seminars and educational materials were marketed under the business name Wealth Transfer Educational Systems. In February 2001, the Company announced that is was discontinuing a majority of LifeSurance Corporation’s operations (see Note 19).

      Legacy Advisory Services, Inc. (“LAS”) is a wholly owned subsidiary, incorporated in the state of California for the purpose of operating as an “investment advisor,” as defined by and regulated pursuant to the Investment Advisors Act of 1940. LAS is registered with the SEC and has conducted limited operations to date.

      Legacy Reinsurance Company (“LegacyRe”) is a wholly owned subsidiary incorporated in the State of Arizona. The Company has not obtained, and is currently not seeking, state approval for LegacyRe to engage in the reinsurance business. Accordingly, LegacyRe has conducted no business to date.

      During 2000, the Company formed Imagent Online, LLC (“Imagent”), a Delaware limited liability company and a wholly owned subsidiary of the Company. In May 2000, Imagent invested in an insurance-related start-up company that is developing an Internet-based customer relationship management product. Imagent has no other operations to date.

      In December 2000, the Company acquired the assets and name of Values Financial Network, Inc., and formed Values Financial Network, Inc. (“VFN”), a wholly owned subsidiary of the Company. VFN is a Delaware corporation engaged in the business of values-based investment screening and has conducted limited operations to date.

b. Basis of Presentation

      The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Regan Holding Corp. and its wholly owned subsidiaries, Legacy Marketing Group, Legacy Financial Services, Inc., LifeSurance Corporation, Legacy Advisory Services, Inc., Legacy Reinsurance Company, Imagent Online, LLC, and Values Financial Network, Inc. All significant intercompany accounts and transactions have been eliminated.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c. Revenue Recognition

      Marketing allowances and commissions are recognized when policies become inforce. Reserves are recorded as a deduction from marketing and commission revenue to reflect estimated cancellations of policies. Administrative fees are recognized on a per transaction basis as services are performed.

      Under the Marketing Agreement with Transamerica, the Company is obligated to repay to Transamerica $250,000 each year, representing 0.25% of the first $100,000,000 in premiums generated during each twelve month period ending July 31st. The Company records a liability to Transamerica equal to the first $250,000 of commission revenue resulting from sales of Transamerica products.

      Under the Marketing Agreement with American National, the Company is obligated to repay to American National an annual amount equal to 0.1% of specified premium levels to the extent that such premiums are below the minimum production requirement of $500,000,000 during each twelve month period ended September 30th (the “Premium Deficiency”). Prior to December 31, 1999, the Company recorded revenue throughout the twelve month period net of 0.1% of the projected annual Premium Deficiency. Effective January 1, 2000, the Company adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. As a result, the Company changed its revenue recognition policy to recognize commission revenue net of 0.1% of the Premium Deficiency assuming no additional premiums will be sold under the American National Marketing Agreement. The effect of adopting SAB 101 is reflected in the accompanying Statements of Operations as a cumulative effect of accounting change of $225,638, net of taxes of $149,362, during the year ended December 31, 2000. The change in accounting principle would not have a material effect on the Statements of Operations in 1999 or 1998 if adopted in these periods.

d. Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand and in banks and short-term investments with an original maturity of 90 days or less at the date of purchase. The short-term investments included in cash and cash equivalents are carried at cost, which approximates market value.

e. Investments

      Investments include corporate bonds and equity securities, and obligations backed by U.S. government agencies. The Company’s investments are classified as available-for-sale and are carried at market value. Market values are determined using published quotes as of the close of business. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of shareholders’ equity, within “accumulated other comprehensive income (loss),” until realized.

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

      Depreciation and amortization expense recorded by the Company totaled approximately $3.5 million during 2000. Effective January 1, 2000, the Company changed, from five years to three years, its estimate of the useful lives over which certain computer hardware and software is being depreciated. Had this change in estimate not occurred, the Company would have recorded approximately $3.3 million in depreciation expense during 2000.

      Effective January 1, 1999, the Company adopted the AICPA Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of the computer software developed or obtained for internal use. In accordance with SOP 98-1, in 1999 the Company capitalized approximately $1.3 million of internal and external costs, incurred subsequent to December 31, 1998, which were directly associated with the development of internal use software. Upon project completion, these costs are amortized over the estimated useful life of the software on a straight-line basis. Previously, these costs were expensed as incurred. Prior costs have not been restated.

      Depreciation is computed using the straight-line method over the estimated useful life of each type of asset, as follows:

Computer hardware and purchased software	3-5	years

Internal use software development costs	3-5	years

Leasehold improvements	2-10	years

Furniture and equipment	5	years

Building	20	years

      The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the useful life or to the undepreciated balance is warranted.

g. Intangible Assets

      Intangible assets, primarily purchased intangible assets and goodwill resulting from the Company’s acquisition of VFN, are amortized on a straight-line basis ranging from 3 to 10 years, depending on the estimated useful life of each asset. Management uses a discounted cash flows approach to evaluate the recoverability of goodwill. Other intangible assets are assessed for recoverability when events or circumstances indicate possible impairment. Any resulting impairment charge is recorded as a change in estimate within operating income.

h. Redeemable Common Stock

      Between 1990 and 1992, the Company issued certain Series A and Series B common stock (“Redeemable Stock”) in accordance with various agreements with shareholders (“Shareholder Agreements”). The Shareholder Agreements require that the Redeemable Stock is to be repurchased by the Company at the current fair market value based primarily on the net present value of insurance policy cash flows. However, since the Company no longer operates an insurance company, this methodology is not applicable. Further, there is no active trading market for the Company’s stock that would establish market value. Accordingly, the Company’s Board of Directors approved a redemption value of $2.10 per share and $1.99 per share as of December 31, 2000 and 1999, respectively, based on an independent appraisal obtained by management. Redeemable Common Stock is recorded at the greater of the issuance value or the redemption value. Periodic adjustments to reflect increases in redemption value are recorded as accretion, with an offsetting adjustment to retained earnings.

i. Sales Promotion and Support Costs

      Sales promotion and support costs are expensed as incurred, except for sales brochures and other marketing materials, which are included in inventory at cost until used.

j. Income Taxes

      The Company and its subsidiaries file consolidated income tax returns for federal purposes. For financial reporting purposes, the income tax effects of transactions are recognized in the year in which they enter into the determination of recorded income, regardless of when they are recognized for income tax purposes. Accordingly, the provisions for income taxes in the consolidated Statements of Operations include charges or credits for deferred income taxes relating to temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements.

k. Earnings Per Share

      The basic and diluted earnings per share calculations are based on the weighted average number of common shares outstanding, including shares of redeemable common stock. The diluted earnings per share calculation includes the effect of stock options to the extent that the options have a dilutive effect on earnings per share.

l. Reclassifications

      Certain 1999 and 1998 balances have been reclassified to conform with the 2000 presentation. Such reclassifications had no effect on net income (loss) or shareholders’ equity.

m. Accounting pronouncements to be adopted subsequent to December 31, 2000

      In 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, which delayed the effective date for implementing SFAS No. 133 until the beginning of 2001. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133 with the objective of easing the implementation difficulties expected to arise. The Company adopted SFAS No. 133 as amended by SFAS No. 138 as of the beginning of 2001, which did not result in a material effect on its financial position or results of operations.

2. Investments

      Investment portfolios at the dates indicated consisted of the following:

			Maturity in years:

	1 to 5	5 to 10	Longer Than
	Years	Years	10 Years	Other	Total

December 31, 2000

Government agency securities	$1,054,797	$2,000,048	$1,406,806	$—	$4,461,651

Corporate bonds	—	—	525,159	—	525,159

Mutual Funds	—	—	—	3,035,212	3,035,212

Equity securities	—	—	—	3,164,213	3,164,213

Amortized cost	1,054,797	2,000,048	1,931,965	6,199,425	11,186,235

Gross unrealized gains	—	—	—	2,426	2,426

Gross unrealized losses	(8,982)	(27,131)	(69,685)	(728,356)	(834,154)

Market value	$1,045,815	$1,972,917	$1,862,280	$5,473,495	$10,354,507

December 31, 1999

Government agency securities	$749,251	$3,306,877	$769,532	$—	$4,825,660

Investment in IL Annuity	12,000,000	—	—	—	12,000,000

Corporate bonds	—	—	525,733	—	525,733

Mutual Funds	—	—	—	1,335,756	1,335,756

Equity securities	—	—	—	3,125,708	3,125,708

Amortized cost	12,749,251	3,306,877	1,295,265	4,461,464	21,812,857

Gross unrealized gains	—	—	—	241,957	241,957

Gross unrealized losses	(34,616)	(135,929)	(87,443)	(934,853)	(1,192,841)

Market value	$12,714,635	$3,170,948	$1,207,822	$3,768,568	$20,861,973

Income from investments at the dates indicated is comprised of the following for the years ended December 31:

	2000	1999	1998

Interest income	$639,404	$1,035,808	$821,286
Dividend income	239,849	217,252	271,277
Gross realized gains	144,020	34,712	54,633
Gross realized losses	(162,209)	(94,719)	—
Accretion, net of amortization	137,600	9,802	73,118
Miscellaneous income	—	25,824	718

Investment income, net	$998,664	$1,228,679	$1,221,032

3. Note Receivable

      In December 31, 2000, the Company sold two parcels of land and an office building in Petaluma, California, and recorded a pre-tax gain of approximately $3.6 million. In accordance with the provisions of Section 1031 of the Internal Revenue Code, the Company assigned its rights to the net cash consideration of approximately $5.8 million, after repayment of the Company's $2.1 million loan payable, to a qualified exchange intermediary (the "Intermediary") in order to defer payment of income taxes on the gain on sale. The Intermediary will hold the proceeds until the Company secures financing to acquire the building in Petaluma which houses its headquarters, at which time the Intermediary will apply the proceeds toward the purchase of the new building. The proceeds assigned to the Intermediary have been reflected as a Note Receivable in the accompanying Consolidated Balance Sheets as of December 31, 2000.

4. Fixed Assets

      A summary of fixed assets at the dates indicated follows:

		Accumulated
		Depreciation/	Net
	Cost	Amortization	Book Value

December 31, 2000

Computer hardware and purchased software	$5,986,386	$2,810,343	$3,176,043

Internal use software development costs	7,434,114	1,040,147	6,393,967

Leasehold improvements	1,394,288	236,575	1,157,713

Furniture and equipment	2,904,598	1,366,319	1,538,279
Land	101,833	—	101,833

Totals	$17,821,219	$5,453,384	$12,367,835

December 31, 1999

Computer hardware and purchased software	$6,488,339	$1,700,896	$4,787,443

Internal use software development costs	1,288,886	152,662	1,136,224

Leasehold improvements	1,292,870	74,454	1,218,416

Furniture and equipment	2,446,104	871,886	1,574,218

Building	3,438,332	114,188	3,324,144

Land	1,033,093	—	1,033,093

Totals	$15,987,624	$2,914,086	$13,073,538

      In December 2000, the Company sold two parcels of land and a building in Petaluma and recorded a pre-tax gain of approximately $3.6 million (see Note 3).

5. Equity in and Advances to Investee

      In May 2000, Imagent purchased a 33.3% ownership interest in a start-up company named prospectdigital for $402,500. Imagent’s investment in prospectdigital is accounted for under the equity method, and its share of prospectdigital’s losses was approximately $721,000 during 2000. In addition, Imagent loaned $1.1 million to prospectdigital in mid-2000. The loan bears interest equal to the Prime Rate, as published in The Wall Street Journal, and will be repaid over two years in equal monthly installments commencing on June 1, 2001. Such amounts invested and advanced, net of the Company’s share of cumulative losses, have been reflected as Equity In and Advances To Investee in the accompanying Balance Sheets at December 31, 2000. In March 2001, Imagent Online extended a $400,000 line of credit to prospectdigital. The line of credit bears interest at 8.0%, and accrued interest will be paid monthly following the first disbursement. Principal may be repaid from time to time and then redrawn as needed.

6. Purchase of VFN and Related Intangible Assets

On December 8, 2000, the Company paid total consideration of approximately $3.7 million for the purchase of VFN assets. Among the assets acquired were a website, which incorporates sales lead management, investment screening and asset allocation functionalities, and copyrights related to two books. These assets were recorded at fair market value, as determined by an independent appraisal. Payments in excess of the identifiable assets were recorded as goodwill and will be amortized on a straight-line basis over ten years. Goodwill and copyrights, recorded at $1,354,010 and $250,000, respectively, have been reflected as Intangible Assets in the accompanying balance sheets at December 31, 2000. In conjunction with the acquisition, the Company is obligated to pay the former sole shareholder of VFN royalties based on specified percentages of net income upon achievement of net income targets. Such royalty payments will be recorded as increases to goodwill as paid. In addition, the Company assumed an obligation of approximately $1.1 million payable to a software developer related to usage and modification of a website acquired in the transaction. Results of VFN’s operations from December 8, 2000 to December 31, 2000 have been included in the Consolidated Results of Operations.

7. Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities consist of the following:

	December 31,

	2000	1999

Accrued compensation	$2,767,360	$2,119,485

Accrued sales convention costs	1,180,224	2,248,913

Commissions payable	905,806	929,802

Accrued website consulting services	802,150	—

Software license fees payable	—	537,500

Accounts payable	65,398	435,999

Miscellaneous expenses	2,197,005	1,177,850

Totals	$7,917,943	$7,449,549

8. Margin Loan Payable

      During both 2000 and 1999, the Company obtained margin loan advances of $2.5 million from its investment broker. The loans bear interest at 1/2% above the Call Rate, as published in The Wall Street Journal, and are collateralized by the Company’s investment portfolio. As of December 31, 2000 and 1999, $2,265,354 and $3,088,918 remained payable under this arrangement, respectively. These amounts were repaid in full in the first quarter of each of the subsequent years.

      In February 2001, the Company obtained and repaid an additional $500,000 margin loan from its investment broker.

9. Loan Payable

      During 1999, the Company entered into a loan payable for $2.1 million related to the purchase of a building in Petaluma. The loan had a ten-year term and was payable in monthly installments plus one balloon payment of approximately $1.8 million, due on May 10, 2009. The loan bore interest at 0.5% per annum above the Prime Rate, as published in the West Coast Edition of The Wall Street Journal. Pursuant to the loan agreement, the Company was also required to place approximately $560,000 in deposits to cover loan payments in the event of default and to provide for certain repair costs. Such deposits are classified as Other Assets in the accompanying Consolidated Balance Sheet at December 31, 1999. During the first quarter of 2000, the lender under the 1999 Loan released approximately $379,000 of such deposits for general use by the Company. The remaining reserves were released in the second quarter of 2000.

      In June 2000, the Company refinanced the 1999 Loan. Pursuant to the new loan agreement (the “2000 Loan”), the Company borrowed $2,100,000 at an annual interest rate of 9.01% per annum, payable monthly through August 2010, at which time a balloon payment of approximately $1.8 million becomes due. The 2000 Loan was collateralized by the purchased building, contained no restrictive covenants, and required no cash reserves.

      In December 2000, the Company sold two parcels of land and the building in Petaluma. Approximately $2.1 million of the consideration was used to discharge the Company’s remaining obligation under the 2000 Loan.

10. Deferred Compensation Payable

      The Company sponsors a qualified defined contribution 401(k) plan (the “401(k) Plan”), which is available to all employees. The 401(k) Plan allows employees to defer, on a pretax basis, a portion of their compensation as contributions to the 401(k) Plan. Employees may elect to contribute up to 15% of their annual compensation (not to exceed $10,500 and $10,000 annually for 2000 and 1999, respectively) to the 401(k) Plan. The Company matches 50% of each employee’s contributions, up to a maximum of 6% of annual compensation. The Company’s matching contributions charged to operating expenses were $408,728, $348,132, and $272,658, for the years ended December 31, 2000, 1999, and 1998, respectively.

      The Company also sponsors a non-qualified tax deferral compensation plan (the “Key Employee Deferred Compensation Plan”), which is available to certain employees who, because of Internal Revenue Code limitations, are prohibited from contributing the maximum percentage of salary to the 401(k) Plan. Under the Key Employee Deferred Compensation Plan certain employees may defer, on a pre-tax basis, a percentage of annual compensation, including bonuses. The Company matches 50% of each employee’s contributions, up to a maximum of 6% of annual compensation, less amounts already matched under the 401(k) Plan. Deferrals of compensation by employees began in 1999. The Company recorded $48,385 and $53,073 in matching contributions in salaries and related benefits expense during the years ended December 31, 2000 and 1999, respectively. As of December 31, 2000 and 1999, employee contributions and Company matching contributions, net of accumulated losses, totaled $391,067 and $213,045, respectively. Such amounts are reflected as liabilities in the accompanying Consolidated Balance Sheets.

      The Company also sponsors a non-qualified tax deferral compensation plan under which producers may defer, on a pre-tax basis, up to 50% of annual commissions (the “Producer Commission Deferral Plan”). Producers who earn a minimum of $100,000 in annual commission are eligible to participate in the Producer Commission Deferral Plan and defer up to 50% of their commissions earned. In addition, the Company will match producer contributions for those producers who earn over $250,000 in annual commissions at rates ranging from 1% to 5% of amounts deferred, depending on the level of annual commissions earned. Deferrals of commissions by producers began in 1999. During the years ended December 31, 2000 and 1999, matching contributions charged to sales promotion and support expense related to the Producer Commission Deferral Plan were $31,592 and $55,710, respectively. As of December 31, 2000 and 1999, producer contributions and Company matching contributions, net of accumulated losses, totaled $2,644,144 and $1,170,001, respectively. Such amounts are reflected as liabilities in the accompanying Consolidated Balance Sheets.

      Assets held by the Company in the Key Employee Deferred Compensation Plan and the Producer Commission Deferral Plan are subject to the general creditors of the Company. LMG invests the amounts paid by the Company under both plans and bears all administrative expenses. All market risk relating to the Producer Commission Deferral Plan is borne by the Producers.

11. Commitments and Contingencies

      The Company leases office and warehouse premises and certain office equipment under non-cancelable operating leases. Related rent expense of $1,520,144, $875,971, and $369,231 are included in occupancy costs for the years ended December 31, 2000, 1999, and 1998, respectively. Total rentals for leases of equipment included in equipment expense were $801,531, $416,770, $255,078, for the years ended December 31, 2000, 1999, and 1998, respectively.

      The Company leases approximately 72,000 square feet of office space at its headquarters in Petaluma. This lease expires in July 2009, and includes an option to extend the term for two five-year periods. Pursuant to the lease, the Company paid monthly base rent of $71,612 in 1999, plus a pro-rata share of property taxes and operating expenses based on leased square footage. The base rent increased to $75,193 per month in July 2000 and increases by 6% every twenty four months thereafter. The terms of the lease give the Company the right to purchase the building on a specified date at a fixed price.

      Effective March 2000, the Company entered into a lease for approximately 5,700 square feet of warehouse space in Petaluma at a rate of $4,500 per month expiring in February 2006.

      The Company also leases 30,500 square feet of office space in Rome, Georgia, at a rate of $11,438 per month, expiring December 2001.

      In addition, the Company leases 18,200 square feet of office space in Des Moines, Iowa, for its producer training operations. The base monthly rent is $26,179 per month, expiring in October 2004. In February 2001, the Company announced that it is restructuring the operations of the subsidiary which occupies most of this space and is seeking to sublease the entire office space.

      In December 2000, the Company sold two parcels of land and a building in Petaluma. The building houses LFS personnel and unrelated tenants. Beginning in January 2001, LFS has leased a minor portion of the building pursuant to terms of an operating lease that expires in December 2002. The base rent is $15,400 per month until June 2002, and then increases to $22,400 per month until the lease expires.

      The Company’s future minimum annual lease commitments under all operating leases are as follows:

Year Ended December 31,

2001	$2,372,664

2002	2,181,012

2003	1,425,010

2004	1,337,042

2005	1,076,985

Thereafter	3,900,878

Total minimum lease payments	$12,293,591

      In 1998, the Company entered into a Shareholder’s Agreement with Lynda L. Regan, Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors. Under the terms of this agreement, in the event of the death of Ms. Regan, the Company shall repurchase from Ms. Regan’s estate all shares of common stock that were owned by Ms. Regan at the time of her death, or were transferred by her to one or more trusts prior to her death. The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares, which is approximately $26.8 million at December 31, 2000. The Company has purchased two life insurance policies with a combined face amount of $29.0 million for the purpose of funding this obligation in the event of Ms. Regan’s death.

      As a professional services firm engaged in marketing and servicing life insurance and annuity products, the Company encounters litigation in the normal course of business, including the activities relating to its former business of operating an insurance company. In 1996, LMG and American National were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama, alleging misrepresentation and price discrimination in connection with the sale of certain annuity products issued by American National and marketed by LMG. American National and LMG have denied the allegations contained in the complaint as well as any wrongdoing with respect to the sale and issuance of annuities. However, in 1998, in order to avoid protracted litigation, American National and LMG entered into a settlement agreement with the plaintiffs and other class members. LMG’s portion of the settlement, net of recovery under its Errors and Omissions insurance policy, was approximately $1.1 million, which was recorded as an expense in 1998.

      Management is not aware of any material asserted or unasserted litigation that existed at December 31, 2000.

      As part of the Company’s agreements with certain of its insurance producers (the “Producers”), the Company may, under certain circumstances, be obligated to purchase the business of the Producers. At December 31, 2000, there were no outstanding commitments by the Company relating to such obligations.

12. Redeemable Common Stock

      The following table summarizes transactions affecting redeemable common stock during the years ended December 31, 2000, 1999, and 1998:

	Series A		Series B		Total
	Redeemable Common		Redeemable Common		Redeemable Common
	Stock		Stock		Stock

		Carrying		Carrying		Carrying
	Shares	Amount	Shares	Amount	Shares	Amount

Balance January 1, 1998	5,507,326	$10,040,068	600,861	$1,802,583	6,108,187	$11,842,651
Redemptions and retirement of common stock	(335,879)	(612,021)	(1,733)	(5,199)	(337,612)	(617,220)

Balance December 31, 1998	5,171,447	9,428,047	599,128	1,797,384	5,770,575	11,225,431

Redemptions and retirement of common stock	(249,832)	(421,289)	(9,371)	(28,113)	(259,203)	(449,402)

Accretion to redemption value	—	787,256	—	—	—	787,256

Balance December 31, 1999	4,921,615	9,794,014	589,757	1,769,271	5,511,372	11,563,285

Redemptions and retirement of common stock	(410,987)	(810,507)	(5,432)	(10,849)	(416,419)	(821,356)

Accretion to redemption value	—	488,812	—	5,886	—	494,698

Balance December 31, 2000	4,510,628	$9,472,319	584,325	$1,764,308	5,094,953	$11,236,627

      Shares of Redeemable Common Stock are excluded from total shares issued and outstanding in the accompanying Consolidated Balance Sheets.

      The Company recorded redeemable common stock accretion of $494,698 and $787,256 for the years ended December 31, 2000 and 1999, respectively. The issuance value exceeded the redemption value at December 31, 1998. Accordingly, no accretion was recorded during the year ended December 31, 1998.

      Holders of Series B Redeemable Common Stock may only redeem up to 10% of their holdings once per year, limited to a specified twenty-day period during November of each year.

13. Common Stock Committed

      During the second quarter of 2000, the Company became obligated to award to two LMG Wholesalers 65,359 shares of Series A common stock in exchange for achievement of certain milestones in conjunction with a sales incentive program. As of December 31, 2000, these shares had not been issued. To reflect this obligation, the Company recorded Common Stock Committed in the amount of $100,000, based on the market value of the stock at the date of commitment.

14. Stock Options and Stock Awards

      The Company currently sponsors two stock-based compensation plans, which are described below. Under both plans, the exercise price of each option equals the estimated fair market value of the underlying common stock on the date of grant, as estimated by management (see Note 1), except for incentive stock options granted to 10% shareholders where the exercise price equals 110% of the estimated fair market value. Both plans are administered by committees, which are appointed by the Company’s Board of Directors.

      Producer Option Plan — Under the Regan Holding Corp. Producer Stock Option and Award plan (the “Producer Option Plan”), the Company may grant to LMG producers and LFS registered representatives non-qualified stock options (the “Producer Options”) to purchase the Company’s common stock. A total of 9,500,000 shares have been reserved for grant under the Producer Option Plan. The Producer Options granted through June 1999 vested ratably over five years following the grant. During the second quarter of 1999, however, the Company waived the Producer Options’ vesting provisions, thereby converting the Producer Options from “variable” to “fixed” options. As a result, the Company recorded $2,867,000 of expense during 1999 representing management’s estimate of the fair value of the Producer Options at the date that the vesting provisions were modified. The fair value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 5.3% to 6.0%, expected volatility ranging from 27.7% to 39.5%, and expected lives ranging from one to five years. A dividend yield assumption was not applicable, as the Company’s stock is not publicly traded nor does the Company pay dividends.

      In 2000, the Company recorded $1,552,366 of sales promotion and support expense related to Producer Options. The fair value of the options was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates ranging from 6.1% to 6.6%, expected volatility ranging from 28.3% to 34.2%, and expected lives ranging from six to ten years. All Producer Options were immediately vested upon grant, and generally expire in six years. The Company is also obligated to grant additional options to Producers during 2001, at the market value on the date of grant, based on production levels achieved in 2000. The number of options to be granted has not yet been finalized.

      Under the Producer Option Plan, the Company may also award shares of its common stock to Producers. During 1999, 330,634 shares of Series A common stock were awarded to producers, when the estimated fair market value of the shares was $1.27 per share. As a result, the Company recorded marketing and sales promotion expense of $419,905 during the year ended December 31, 1999. During 2000, the Company recorded marketing and sales promotion expense of $100,000 related to stock awards that the Company has committed to award to producers but had not yet awarded as of year end.

      Employee Option Plan — Under the Regan Holding Corp. 1998 Stock Option Plan (the “Employee Option Plan”), the Company may grant to employees and directors incentive stock options and non-qualified options to purchase the Company’s common stock (collectively referred to herein as “Employee Options”). A total of 5,500,000 shares have been reserved for grant under the Employee Option Plan. The Employee Options generally vest over four or five years and expire in ten years, except for incentive stock options granted to 10% shareholders, which expire in five years. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the Employee Option Plan. Accordingly, no compensation expense has been recognized for options granted under the Employee Option Plan. Had the Company elected to recognize compensation expense in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company’s net income (loss) and earnings(loss) per share for the years ended December 31, 2000, 1999, and 1998 would have been reduced (increased) for options granted under the Employee Option Plan to the pro-forma amounts indicated below:

		Net income (loss)		Net income (loss)
		available to		available to
		common		common
		shareholders		shareholders after
		before cumulative	Cumulative effect	cumulative effect
		effect of	of accounting	of accounting
		accounting change	change	change

December 31, 2000

Net income (loss)	As reported	$(3,602,505)	$(225,638)	$(3,828,143)

	Pro-forma	$(4,080,931)	$(225,638)	$(4,306,569)

Basic earnings (loss) per share:	As reported	$(0.16)	$(0.01)	$(0.17)

	Pro-forma	$(0.17)	$(0.01)	$(0.18)

Diluted earnings (loss) per share:	As reported	$(0.16)	$(0.01)	$(0.17)

	Pro-forma	$(0.17)	$(0.01)	$(0.18)

December 31, 1999

Net income (loss)	As reported	$4,467,834	$—	$4,467,834

	Pro-forma	$4,255,710	$—	$4,255,710

Basic earnings per share:	As reported	$0.14	$—	$0.14

	Pro-forma	$0.13	$—	$0.13

Diluted earnings per share:	As reported	$0.13	$—	$0.13

	Pro-forma	$0.12	$—	$0.12

December 31, 1998

Net income (loss)	As reported	$9,770,208	$—	$9,770,208

	Pro-forma	$9,727,809	$—	$9,727,809

Basic earnings per share:	As reported	$0.37	$—	$0.37

	Pro-forma	$0.37	$—	$0.37

Diluted earnings per share:	As reported	$0.36	$—	$0.36

	Pro-forma	$0.36	$—	$0.36

      For purposes of estimating the fair value of the Employee Options for the pro-forma amounts listed above, the Company applied the minimum value method, as prescribed in SFAS No. 123, with risk-free interest rate assumptions ranging from 5.9% to 6.7% and expected life assumptions ranging from five to seven years. Volatility and dividend yield assumptions were not applicable, as the Company’s stock is not publicly traded nor does the Company pay dividends.

The following table summarizes transactions under both plans:

	Employee Option Plan		Producer Option Plan		Total

		Weighted-average		Weighted-average		Weighted-average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at January 1, 1999	1,490,000	$0.74	985,500	$0.76	2,475,500	$0.75

Granted	1,552,200	$1.29	4,921,250	$1.27	6,473,450	$1.27

Exercised	(8,350)	$0.79	(64,100)	$1.02	(72,450)	$0.99

Forfeited	(46,100)	$1.06	(20,750)	$1.17	(66,850)	$1.09

Outstanding at December 31, 1999	2,987,750	$1.02	5,821,900	$1.19	8,809,650	$1.13
Granted	2,918,200	$1.51	2,199,634	$1.53	5,117,834	$1.52
Exercised	(15,150)	$0.79	(12,050)	$1.15	(27,200)	$0.95
Forfeited	(524,250))	$1.08	—	$—	(524,250)	$1.08

Outstanding at December 31, 2000	5,366,550	$1.28	8,009,484	$1.28	13,376,034	$1.28

Exercisable at December 31, 1999	343,650	$0.77	5,821,900	$1.19	6,165,550	$1.16

Exercisable at December 31, 2000	989,500	$0.95	7,994,484	$1.28	8,983,984	$1.25

      The following table summarizes information about stock options outstanding at December 31, 2000 under both plans:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of exercise prices	Shares	Contractual Life	Price	Shares	Price

$0.73 – $0.84	2,110,950	5.1	$0.73	1,455,450	$0.73

$1.03	126,250	3.5	$1.03	112,750	$1.03

$1.27 – $1.40	6,233,450	4.8	$1.27	5,207,900	$1.27

$1.53	4,819,084	7.2	$1.53	2,207,884	$1.53

$1.68	86,300	4.0	$1.68	—	$—

	13,376,034	5.7	$1.28	8,983,984	$1.25

15. Income Taxes

      Deferred tax assets and liabilities are recognized as temporary differences between amounts reported in the financial statements and the future tax consequences attributable to those differences that are expected to be recovered or settled.

      The provisions for federal and state income taxes consist of amounts currently (receivable) payable and amounts deferred which, for the periods indicated, are shown below:

	For the Year Ended December 31,

	2000	1999	1998

Current income taxes:

Federal	$(3,418,128)	$3,481,693	$5,002,541

State	(3,204)	926,890	1,375,980

Total current	(3,421,332)	4,408,583	6,378,521

Deferred income taxes:

Federal	1,576,478	(1,094,714)	55,818

State	(84,673)	(225,605)	(8,417)

Total deferred	1,491,805	(1,320,319)	47,401

Provision for (benefit from) income taxes	$(1,929,527)	$3,088,264	$6,425,922

      The Company’s deferred tax assets (liabilities) consist of the following:

	December 31,

	2000	1999

Producer stock option expense	$1,754,487	$1,134,172
Producer deferred compensation	1,234,790	727,311

Accrued sales convention costs	470,135	895,841

State net operating loss carryforward, net of federal taxes	330,880	—

Alternative minimum tax credit carryforward	303,593	319,236

Capital loss, net of valuation allowance of $0 and $23,864, respectively	27,292	—

Other	677,243	553,987

Subtotal deferred tax assets	4,798,420	3,630,547

Fixed asset depreciation	(1,868,260)	(703,713)
Deferred gain on building sale	(1,463,817)	—

Other	(71,736)	—

Subtotal deferred tax liabilities	(3,403,813)	(703,713)

Deferred tax assets, net	1,394,607	2,926,834

Less: current portion	(398,399)	(895,841)

Deferred tax assets, net — non current portion	$996,208	$2,030,993

      The provisions for income taxes differ from the provisions computed by applying the statutory federal income tax rate (34%) to income before taxes, as follows:

	For the Year Ended December 31,

	2000	1999	1998

Federal income taxes due (benefit earned) at statutory rate (34%)	$(1,880,891)	$2,569,076	$5,566,612

Increases (reductions) in income taxes resulting from:

State franchise taxes, net of federal income tax benefit	(52,680)	492,966	907,981
Other	4,044	26,222	(48,671)

Provision for (benefit from) income taxes	$(1,929,527)	$3,088,264	$6,425,922

      As of December 31, 2000, the Company has state net operating loss carryforwards of $5,671,185 which expire on December 31, 2010. The Company also has, for state income tax purposes, $303,593 in alternative minimum tax credits which can be used to reduce income taxes in subsequent years to the extent regular tax exceeds tentative minimum tax. The credits have no expiration date.

16. Earnings per Share

      Following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share calculations:

	Income (loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2000

Basic earnings (loss) per share

Income (loss) before cumulative effect of accounting change	$(3,602,505)

Accretion of redeemable common stock	(494,698)

Income (loss) available to common shareholders before cumulative effect of accounting change	(4,097,203)	26,238,487	$(0.16)
Cumulative effect of accounting change	(225,638)	—	$(0.01)

Income (loss) available to common shareholders	(4,322,841)	26,238,487	$(0.17)

Effect of dilutive securities - employee and producer stock options (1)	—	—

Diluted earnings (loss) per share	$(4,322,841)	26,238,487	$(0.17)

For the year ended December 31, 1999

Basic earnings (loss) per share Income (loss)	$4,467,834

Accretion of redeemable common stock	(787,256)

Income (loss) available to common shareholders	3,680,578	26,393,679	$0.14

Effect of dilutive securities - employee and producer stock options	—	1,366,461

Diluted (loss) earnings per share	$3,680,578	27,760,140	$0.13

For the year ended December 31, 1998

Basic earnings per share

Income available to common shareholders	$9,770,208	26,543,535	$0.37

Effect of dilutive securities -
employee and producer stock options	—	643,901

Diluted earnings per share	$9,770,208	27,187,436	$0.36

(1)	The diluted share base for the year ended December 31, 2000 excludes incremental shares of 2,254,977 related to employee and non-employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company’s net losses incurred during 2000.

      Options to purchase 86,300 and 76,900 shares of common stock at $1.53 and $1.39 per share, respectively, were outstanding at December 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the year.

17. Liquidity and Capital Resources

      During the year ended December 31, 2000, the Company recorded net losses of approximately $3.8 million, which, when combined with investing and financing activities, resulted in a significant decrease in working capital during the period. In addition, the Company is obligated to repurchase certain shares of its common stock pursuant to various contractual agreements under which the shares were issued. If the Company’s net losses continue or if requests for repurchase of redeemable common stock increase significantly, a cash shortfall could occur. However, management anticipates that future cash flows from operations, combined with existing cash and investment balances, will provide sufficient funding for the foreseeable future. Further, in the event that a shortfall were to occur, management believes that adequate financing could be obtained to meet the Company’s cash flow needs.

18. Segment Information

      The Company has identified its reportable segments based on its method of internal reporting and segregates its business into five primary reportable segments: Legacy Marketing Group, Legacy Financial Services, Inc., LifeSurance Corporation, Imagent Online, LLC and Regan Holding (stand-alone). The presentation of the segments has changed compared to previously reported information. In 1998, producer seminar revenue and expenses were reported in Legacy Marketing Group’s results and it is impractical to present them separately for comparative purposes in this footnote. In 1999 and 2000, these operations were reported in LifeSurance Corporation’s results.

      The financial results of the Company’s operating segments are presented on an accrual basis. There are no significant differences between the accounting policies of the segments as compared to the Company’s consolidated financial statements. Intersegment sales are generally accounted for at amounts comparable to sales to unaffiliated customers, and are eliminated in consolidation. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies, as discussed in Note 1. Certain items are maintained on the records of Regan Holding (stand-alone) and are not allocated to the segments. They primarily include most of the Company’s fixed asset depreciation and amortization, as well as certain stock option and stock award expenses.

      The table below presents information about the Company’s operating segments for the years ended December 31, 2000, 1999, and 1998:

	Legacy	Legacy		Reagan	Imagent
	Marketing	Financial	LifeSurance	Holding	Online,
	Group	Services, Inc.	Corp.	(stand-alone)	LLC	Other	Total

Year Ended December
31, 2000

Total revenue	$37,869,888	$2,753,081	$483,275	$551,236	$—	$55,021	$41,712,501

Total expenses	40,717,946	2,427,412	1,771,095	5,125,602	248,525	459,014	50,749,594

Operating income (loss)	(2,848,058)	325,669	(1,287,820)	(4,574,366)	(248,525)	(403,993)	(9,037,093)

Other income (loss)	860,986	27,395	(83,632)	3,374,250	(674,741)	803	3,505,061

Income (loss) before tax	(1,987,072)	353,064	(1,371,452)	(1,200,116)	(923,266)	(403,190)	(5,532,032)

Tax provision (benefit)	(1,210,248)	(45,438)	(429,461)	236,092	(343,009)	(137,462)	(1,929,527)

Net income (loss) before cumulative effect of accounting change	(776,824)	398,502	(941,991)	(1,436,208)	(580,257)	(265,728)	(3,602,505)
Cumulative effect of accounting change	(225,638)	—	—	—	—	—	(225,638)

Net income (loss)	$(1,002,462)	$398,502	$(941,991)	$(1,436,208)	$(580,257)	$(265,728)	$(3,828,143)

Year Ended December

31, 1999

Total revenue	$48,117,700	$1,694,680	$202,694	$12,921	$—	$2,622	$50,030,617

Total expenses	34,230,428	1,485,463	1,599,553	6,186,316	—	28,602	43,530,362

Operating income (loss)	13,887,272	209,217	(1,396,859)	(6,173,395)	—	(25,980)	6,500,255

Other income (loss)	1,141,796	3,155	721	(94,459)	—	4,630	1,055,843

Income (loss) before tax	15,029,068	212,372	(1,396,138)	(6,267,854)	—	(21,350)	7,556,098

Tax provision (benefit)	5,413,341	(55,514)	(533,636)	(1,731,980)	—	(3,947)	3,088,264

Net income (loss)	$9,615,727	$267,886	$(862,502)	$(4,535,874)	$—	$(17,403)	$4,467,834

Year Ended December

31, 1998

Total revenue	$45,113,652	$821,512	$—	$—	$—	$—	$45,935,164

Total expenses	27,632,046	861,486	—	2,444,738	—	1,922	30,940,192

Operating income (loss)	17,481,606	(39,974)	—	(2,444,738)	—	(1,922)	14,994,972

Other income (loss)	1,203,336	1,439	—	(3,617)	—	—	1,201,158

Income (loss) before tax	18,684,942	(38,535)	—	(2,448,355)	—	(1,922)	16,196,130

Tax provision (benefit)	6,880,139	(128,953)	—	(326,181)	—	917	6,425,922

Net income (loss)	$11,804,803	$90,418	$—	$(2,122,174)	$—	$(2,839)	$9,770,208

Total assets December 31, 2000	$20,973,884	$1,508,918	$1,295,091	$13,607,899	$1,166,768	$4,030,841	$42,583,401

December 31, 1999	$27,527,585	$1,300,153	$1,136,184	$16,395,023	$—	$233,451	$46,592,396

      The “Other” segment above includes Legacy Advisory Services, Inc., Legacy Reinsurance Company, and Values Financial Network, Inc. in 2000. In 1999 and 1998, the “Other” segment includes Legacy Advisory Services, Inc. and Legacy Reinsurance Company. Such entities’ operations do not currently factor significantly into management decision making and, accordingly, were not separated for purposes of this disclosure.

19. Concentration of Risk

      At December 31, 2000, LMG was contracted with approximately 20,800 independent insurance producers, of whom approximately 4,800 generated business during 2000. The producers can sell fixed annuity and life insurance products in the District of Columbia and in each of the United States, except Alabama and New York. Sales in California accounted for 13.9% of the Company’s total consolidated revenue during 2000.

      As of December 31, 2000, LMG markets its products on behalf of three unaffiliated insurance carriers: American National, IL Annuity, and Transamerica. The agreements with these carriers generated a significant portion of the Company’s total consolidated revenue at the dates indicated as follows (sales on behalf of Transamerica began in the third quarter of 1998):

	2000	1999	1998

American National	9.8%	10.5%	12.7%

IL Annuity	29.0%	73.5%	79.9%
Transamerica	50.5%	11.3%	1.7%

      However, neither the Marketing nor Administrative Agreements prevent the Company from entering into similar arrangements with other insurance companies. In January 2001, LMG entered into Marketing and Administrative Agreements with John Hancock Life Insurance Company (see Note 19).

      Although LMG markets and administers several annuity and life insurance products on behalf of the Carriers, its revenues are derived primarily from sales and administration of certain annuity product series, as indicated below:

	2000	1999	1998

SelectMarkTM (sold on behalf of Transamerica)	41.7%	9.5%	1.5%

VisionMarkTM (sold on behalf of IL Annuity)	10.2%	56.2%	70.6%

      At December 31, 1999, the Company’s investment portfolio included $12 million in equity securities of Indianapolis Life Group of Companies (“Indianapolis Group”), an affiliate of IL Annuity, which represented 25.8% of the Company’s total assets at December 31, 1999. In the first quarter of 2000, the Indianapolis Group repurchased the equity securities from the Company for $12,546,099, pursuant to the terms of the Investment Agreement.

      All cash deposits at December 31, 2000 were held by a single financial institution, which exceeds federal deposit insurance limits.

20. Subsequent Events

      In January 2001, LMG entered into Marketing and Administrative Agreements with John Hancock. Pursuant to these agreements, LMG will design, market, and administer fixed annuity and life insurance products on behalf of John Hancock. Sales of products on behalf of John Hancock are expected to begin in the second quarter of 2001.

      In March 2001, LMG and American National amended their Marketing and Administrative Agreements by extending the terms to May 15, 2001. The companies are currently negotiating to extend these agreements.

      In February 2001, the Company announced that it was discontinuing the majority of LifeSurance Corporation's operations. Certain employees were terminated and others were transferred to LMG.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

      The Company’s Board of Directors are elected annually at a meeting of Shareholders. The following Directors were elected at the Shareholder Meeting, which was held on August 10, 2000:

Name	Principal Occupation	Director Since

Lynda L. Regan	Ms. Regan, born in 1948, has served as our Chairman and Chief Executive Officer since 1992. She was senior Vice President and Treasurer from 1990 to 1992.	1990

R. Preston Pitts	Mr. Pitts, born in 1951, has served as our President and Secretary since February 1997,	1995

Name	Principal Occupation	Director Since

Chief Operating Officer since April 1998, and Chief Financial Officer from 1994 to July 1997.

Prior to joining us, he owned Pitts Company, a CPA firm specializing in financial services for insurance companies; served as financial officer for United Family Life Insurance Company and American Security Insurance Group, both Fortis-owned companies; and was Audit manager for Ernst & Young.

Name	Principal Occupation	Director Since

Ute Scott-Smith	Ms. Scott-Smith, born in 1960, served as our Senior Vice President from 1990 until her retirement in April 1997.	1997

Donald Ratajczak	Dr. Ratajczak, born in 1942, is Chief Executive Officer and Chairman of the Board of Brainworks Ventures, Inc. Dr. Ratajczak previously served as Director of the Economic Forecasting Center and a Professor of Economics in the School of Business Administration at Georgia State University. Dr. Ratajczak also serves as a Director for Morgan Keegan, Inc., Ruby Tuesday, Inc. and TBC Corporation and as a Trustee of CIM High Yield Fund. He is a member of the American Economic Association and the Economic History Association.	2000

J. Daniel Speight, Jr.	Mr. Speight, born in 1957, is the President, Chief Executive Officer, and a Director of Flag Financial Corporation, a bank holding company. Mr. Speight Served as Chief Executive Officer and a Director of Middle Georgia Bankshares, Inc., from 1989 until its merger with Flag Financial in March 1998 and has served as President, Chief Executive Officer, and a Director of Citizens Bank	2000

Name	Principal Occupation	Director Since

J. Daniel Speight, Jr. (continued)	Towne services, Inc. and previously served as Chairman of The Bankers Bank. He is currently a member of the State Bar of Georgia, past Chairman of the Georgia Bankers Association Community Banking Committee, past president of the Community Bankers Association of Georgia, and past Director of the Independent Bankers Association of America.

Executive Officers

      In addition to the Directors who serve as our executive Officers and who are identified above, the following individuals also serve as executive Officers:

      H. Lynn Stafford served as our Vice President of Operations from 1995 to July 1997 and has served as our Chief Information Systems Officer since August 1997. Prior to that time, he served as Chief Operations Officer for Lincoln Liberty Life Insurance Company and First Delaware Life Insurance Company.

      Gregory C Egger has served as our Officer of Strategic Development since March 2000 and previously served as our Chief Marketing Officer since August 1997. Prior to that time, Mr. Egger was Executive Vice President for American Security Group.

      G. Steven Taylor has served as our Chief Financial Officer since July 2000. Previously, Mr. Taylor was Vice President of Finance for First Colony Life, a division of GE Financial Assurance and also served as Chief Financial Officer of Professional Benefits Insurance Company.

      William J. Hrabik has served our as our Chief Operations Officer since July 2000. Formerly, Mr. Hrabik was Senior Vice President of ARM Financial Group and also served as Vice President at Fortis.

Family Relationships

      Lynda L. Regan, Chairman and Chief Executive Officer of the Company, is married to R. Preston Pitts, President, Chief Operating Officer and Director of the Company.

Item 11. Executive Compensation

Summary Compensation Table

      The following Summary Compensation Table sets forth the compensation of the Company’s Chief Executive Officer and the four most highly compensated executive officers (the “named executive officers”) for services in all capacities to the Company and its subsidiaries during 2000, 1999, and 1998.

		Annual Compensation

Name and Position	Year	Salary	Bonus (1)	Other		All Other Compensation

Lynda L. Regan	2000	$590,847	$—	$4,741	(2)	—

Chief Executive Officer				13,788	(5)

				16,825	(4)

	1999	548,462	192,562	5,000	(2)	—

				21,750	(5)

				16,825	(4)

	1998	435,781	249,612	5,000	(2)	—

				16,824	(4)

R. Preston Pitts	2000	$445,793	$—	$4,639	(2)	—

President and Chief Operating				10,327	(5)

Officer	1999	425,883	157,562	2,105	(2)	—

				$16,540	(5)

	1998	336,211	205,175	5,000	(2)	—

Gregory C Egger	2000	$233,010	$48,154	$5,100	(2)	—

Officer of Strategic Development				5,018	(5)

	1999	243,309	104,154	5,000	(2)	—

				4,572	(5)

	1998	232,788	124,868	5,000	(2)	—

David A. Skup (3)	2000	$118,317	$—	$5,250	(2)	$104,404

Administrative Services				339	(5)

Officer and Chief Financial	1999	183,442	67,987	5,000	(2)	—

Officer				3,231	(5)

	1998	167,254	95,426	5,000	(2)	—

H. Lynn Stafford	2000	$202,575	$—	$5,100	(2)	—

Chief Information Officer				2,935	(5)

	1999	190,521	65,274	5,000	(2)	—

				2,730	(5)

	1998	155,192	109,835	5,000	(2)	—

(1)	Includes bonuses in the year in which they were earned. Bonuses for 2000 for some officers have been estimated and accrued but have not yet been finalized.

(2)	The Company matches contributions made to its 401(k) Plan at a rate of $.50 for every $1.00 deferred, up to 6% of total annual compensation.

(3)	Mr. Skup’s employment was terminated in June, 2000. Amounts included in Other Compensation represent payments in connection with his resignation.

(4)	The Company pays interest on debt related to a split dollar life insurance policy under which Ms. Regan is the beneficiary.

(5)	The Company matches contributions made by certain employees to the Company’s non-qualified deferred compensation plan at a rate of $0.50 for every $1.00 deferred, up to 6% of total annual compensation less amounts already matched under the Company’s 401(k) Plan.

Directors’ Compensation

      The Company provides compensation to outside Directors of $1,500 per meeting, plus an annual retainer of $10,000. Also, outside Directors of the Company are eligible to receive stock options. Currently, Donald Ratajczak, Ute Scott-Smith and J. Daniel Speight, Jr. are the only outside Directors of the Company. The other Directors are otherwise employed by the Company and are not compensated for serving as Directors or attending Board or committee meetings.

Options/SAR Grants in Last Fiscal Year

      The following table sets forth grants of stock options to the named executive officers during the fiscal year ended December 31, 2000. No Stock Appreciation Rights (“SARs”) were granted during the fiscal year ended December 31, 2000.

		Individual				Potential Realizable
		Grants % of				Value at Assumed
	Number of	Total				Annual Rates of Stock
	Securities	Options/SARs				Price Appreciation for
	Underlying	Granted to	Exercise or			Option Term (2)
	Options/SARs	Employees in	Base Price	Expiration
Name	Granted	Fiscal Year(3)	($/Share)(1)	Date		5%($)	10%($)

Lynda L. Regan R. Preston Pitts Gregory C Egger William J. Hrabik H. Lynn Stafford	413,700 86,300 400,000 125,000 150,000 125,000	14.2% 3.0% 13.7% 4.3% 5.1% 4.3%	$1.53 $1.68 $1.53 $1.53 $1.53 $1.53	1/1/2010 1/1/2005 1/1/2010 1/1/2010 1/1/2010 1/1/2010	(5) (4) (5) (5) (5) (5)	$398,066 $ 36,480 $384,884 $120,276 $144,331 $120,276	$1,008,777 $ 80,611 $975,370 $304,803 $365,764 $304,803

(1)	All options set forth in this table were granted at fair market value on the date of the grant, as determined by the Board of Directors of the Company.

(2)	Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compound rates of appreciation (5% and 10%) on the market value of the Common Stock on the date of option grant over the term of the options. These numbers are calculated based on rules promulgated by the SEC and do not reflect the Company’s estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

(3)	Based on options to purchase an aggregate of 2,918,200 shares of Common Stock granted to all employees of the Company in fiscal 2000.

(4)	The dates of exercisability are as follows: (i) 25% on January 1, 2001; (ii) 25% on January 1, 2002; (iii) 25% on January 1, 2003; and (iv) 25% on January 1, 2004.

(5)	The dates of exercisability are as follows: (i) 20% on January 1, 2001; (ii) 20% on January 1, 2002; (iii) 20% on January 1, 2003; (iv) 20% on January 1, 2004; and (v) 20% on January 1, 2005.

Aggregated Options/SAR Exercises in Last Fiscal Year

And Fiscal Year-end Options/SAR Values

      The following table sets forth certain information concerning the exercise of options by each of the named executive officers during fiscal 2000 and the number and value of unexercised options held by each of the named executive officers as of December 31, 2000.

Number of Securities
			Underlying Unexercised	Value of Unexercised in-
	Shares		Options/SARs at Fiscal	the-money Options/SARs
	Acquired on	Value	year End (#)	at Fiscal Year End (1) ($)
Name	Exercise(#)	Realized($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Lynda L. Regan	—	—	241,815/483,185	$78,984/$55,321

R. Preston Pitts	—	—	290,000/535,000	$142,600/$141,900

Gregory C Egger	—	—	213,800/284,200	$130,344/$113,396

William J. Hrabik	—	—	— /150,000	$ — /$12,000

H. Lynn Stafford	—	—	195,000/255,000	$124,600/$103,900

(1)	Calculated based on the difference between the estimated fair market value of the underlying securities on December 31, 2000 and the exercise price of the option.

Compensation Committee Interlocks and Insider Participation

      As noted above, the Company does not have a compensation committee. The compensation of executive officers is determined by the Board of Directors. Lynda L. Regan, who is Chief Executive Officer of the Company, is also Chairman of the Board of Directors and R. Preston Pitts, who is President and Chief Operating Officer, is also a Director. None of the executive officers of the Company serve as a Director or member of the compensation committee of an entity, any of whose executive officers serves as a Director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

      G. Steven Taylor, William J. Hrabik, Donald Ratajczak and J. Daniel Speight, Jr. failed to file Forms 3 upon becoming Section 16(a) reporting persons during 2000. In addition, each of the named executive officers and each of the outside Directors failed to file Forms 4 upon receiving one grant each of stock options during 2000. Finally, Lynda L. Regan and R. Preston Pitts failed to file Forms 4 upon transferring shares of common stock to each of their children during December 2000. All delinquencies were cured in February of 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table shows the number of shares and the percentage of the shares of the Company’s Class A Stock beneficially owned by each of the Directors and executive officers of the Company as of February 28, 2001. No Director or officer owns any Series B Common Stock.

Name	Position	Total		Percent

Lynda L. Regan R. Preston Pitts Ute Scott-Smith Gregory C Egger H. Lynn Stafford	Director, Chairman & Chief Executive Officer Director, President & Chief Operating Officer Director Officer of Strategic Development Chief Information Officer	11,588,997 1,061,937 456,739 214,000 195,000	(1) (2) (3) (4) (5)	44.0% 4.0% 1.7% * *

Directors and officers as a group		13,516,673		51.3%

(1)	Includes 241,815 shares issuable pursuant to stock options that are exercisable within 60 days.

(2)	Includes 290,000 shares issuable pursuant to stock options that are exercisable within 60 days.

(3)	Includes 15,000 shares issuable pursuant to stock options that are exercisable within 60 days.

(4)	Includes 213,000 shares issuable pursuant to stock options that are exercisable within 60 days.

(5)	Includes 195,000 shares issuable pursuant to stock options that are exercisable within 60 days.

*	Indicates that the percentage of the outstanding shares beneficially owned is less than one percent (1%).

Certain Shareholders

      The Company knows of no person who is the beneficial owner of more than five percent of any class of the Company’s outstanding Common Stock other than Lynda L. Regan, Chairman and Chief Executive Officer of the Company, whose ownership is listed above.

Item 13. Certain Relationships and Related Transactions

      Pursuant to a Shareholder’s Agreement with Lynda L. Regan, Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, in the event of the death of Ms. Regan, the Company shall repurchase from Ms. Regan’s estate all of the shares of the Company’s common stock that were owned by Ms. Regan at the time of her death, or that were transferred by her to one or more trusts prior to her death. The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares. The Company has purchased two life insurance policies with a combined face amount of $29.0 million for the purpose of funding this obligation in the event of Ms. Regan’s death.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Index to Exhibits and Financial Statement Schedules:

1. The following financial statements are included in Item 8:

(i)	Independent Accountants Report.

(ii)	Consolidated Balance Sheets as of December 31, 2000 and 1999.

(iii)	Consolidated Income Statements for the years ended December 31, 2000, 1999, and 1998.

(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2000, 1999, and 1998.

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.

(vi)	Notes to Consolidated Financial Statements.

2. Financial statement schedules are omitted because the information is not required or has been included in the financial statements and related notes.

3. The following exhibits are included in response to Item 14(c):

3(a)	Restated Articles of Incorporation.(1)

3(b)(1)	Amended and Restated Bylaws of the Company.(1)
3(b)(2)	Amended and Restated Bylaws of the Company.(6)

4	Certificate of Determination of Preferences of Series C Common Stock of Regan Holding Corp.(2)

5	Opinion of LeBoeuf, Lamb, Green & MacRae, L.L.P. (5)

10(a)	Administrative Services Agreement effective January 1, 1991, as amended, between Allianz Life Insurance Company of North America and the Company.(2)

10(b)(1)	Marketing Agreement effective June 1, 1993, as amended, between American National Insurance Company and the Company.(2)

10(b)(2)	Amendment Three to Marketing Agreement with American National Insurance Company.(3)

10(b)(3)	Amendment Four to Marketing Agreement with American National Insurance Company.(3)

10(b)(4)	Amendment Five to Marketing Agreement with American National Insurance Company.(4)

(1)	Incorporated herein by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1994.

(2)	Incorporated herein by reference from the Company’s quarterly Form 10-Q for the three months and nine months ended September 30, 1996.

(3)	Incorporated herein by reference from the Company’s quarterly Form 10-Q for the three months and six months ended June 30, 1998.

(4)	Incorporated herein by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1998.

(5)	Incorporated herein by reference from the Company’s Form S-1/A Amendment No. 2., dated February 11, 1999.

(6)	Incorporated herein by reference from the Company’s quarterly Form 10-Q for the three months and nine months ended September 30, 2000.

10(b)(5)	Amendment Six to Marketing Agreement with American National Insurance Company (5)

10(b)(6)	Amendment Seven to Marketing Agreement with American National Insurance Company.(2)

10(b)(7)	Amendment Eight to Marketing Agreement with American National Insurance Company.(3)

10(b)(8)	Amendment Nine to Marketing Agreement with American National Insurance Company.(3)

10(b)(9)	Amendment Ten to Marketing Agreement with American National Insurance Company.(4)

10(b)(10)	Amendment Eleven to Marketing Agreement with American National Insurance Company.(9)

10(b)(11)	Amendment Twelve to Marketing Agreement with American National Insurance Company.(9)

10(b)(12)	Amendment Thirteen to Marketing Agreement with American National Insurance Company. (10)

10(b)(13)	Amendment Fourteen to Marketing Agreement with American National Insurance Company. (11)

10(b)(14)	Amendment Sixteen to Marketing Agreement with American National Insurance Company. (12)

10(b)(15)	Amendment Seventeen to Marketing Agreement with American National Insurance Company. (13)

10(b)(16)	Amendment Eighteen to Marketing Agreement with American National Insurance Company. (13)

10(b)(17)	Amendment Nineteen to Marketing Agreement with American National Insurance Company.

10(c)(1)	Insurance Processing Agreement effective June 1, 1993, as amended, between American National Insurance Company and the Company.(1)

10(c)(2)	Amendment to Insurance Processing Agreement with American National Insurance Company.(2)

10(c)(3)	Amendment Two to Insurance Processing Agreement with American National Insurance Company.(3)

10(c)(4)	Amendment Three to Insurance Processing Agreement with American National Insurance Company.(4)

10(c)(5)	Amendment Four to Insurance Processing Agreement with American National Insurance Company.(5)

10(c)(6)	Amendment Five to Insurance Processing Agreement with American National Insurance Company.(5)

10(c)(7)	Amendment Six to Insurance Processing Agreement with American National Insurance Company.(6)

10(c)(8)	Amendment Seven to Insurance Processing Agreement with American National Insurance Company.(7)

10(c)(9)	Amendment Eight to Insurance Processing Agreement with American National Insurance Company.(7)

10(c)(10)	Amendment Nine to Insurance Processing Agreement with American National Insurance Company.(8)

1)	Incorporated herein by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1994.

2)	Incorporated herein by reference from the Company’s quarterly Form 10-Q for the three months ended March 31, 1998.

3)	Incorporated herein by reference from the Company’s quarterly Form 10-Q for the three months and six months ended June 30, 1998.

4)	Incorporated herein by reference from the Company’s quarterly Form 10-Q for the three months and nine months ended September 30, 1998.

5)	Incorporated herein by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1998.

6)	Incorporated herein by reference from the Company’s quarterly Form 10-Q for the three months ended March 31, 1999.

7)	Incorporated herein by reference from the Company’s quarterly Form 10-Q for the three months and six months ended June 30, 1999.

8)	Incorporated herein by reference from the Company’s quarterly Form 10-Q for the three months and nine months ended September 30, 1999.

9)	Incorporated herein by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1999.

10)	Incorporated herein by reference from the Company’s quarterly Form 10-Q for the three months ended March 31, 2000.

11)	Incorporated herein by reference from the Company’s quarterly report on Form 10-Q for the three months and six months ended June 30, 2000.

12)	Incorporated herein by reference from the Company’s quarterly Form 10-Q for the three months and nine months ended September 30, 2000.

13)	Incorporated herein by reference from the Company’s Form S-1 Post Effective Amendment No. 1, dated February 2, 2001.

10(c)(11)	Amendment Ten to Insurance Processing Agreement with American National Insurance Company.(7)

10(c)(12)	Amendment Eleven to Insurance Processing Agreement with American National Insurance Company.(7)

10(c)(13)	Amendment Twelve to Insurance Processing Agreement with American National Insurance Company. (8)

10(c)(14)	Amendment Thirteen to Insurance Processing Agreement with American National Insurance Company. (10)

10(c)(15)	Amendment Fifteen to Insurance Processing Agreement with American National Insurance Company.(11)

10(c)(16)	Amendment Sixteen to Insurance Processing Agreement with American National Insurance Company. (9)

10(c)(17)	Amendment Seventeen to Insurance Processing Agreement with American National Insurance Company. (9)

10(c)(18)	Amendment Eighteen to Insurance Processing Agreement with American National Insurance Company.

10(d)	Form of Producer Agreement.(1)

10(e)	Lease Agreement dated September 26, 1996, for 1179 North McDowell Blvd., Petaluma, California 94954.(3)

10(f)	Settlement Agreement dated June 18, 1993, among the State of Georgia as receiver for and on behalf of Old Colony Life Insurance Company, other related parties and the Company.(1)

10(g)	401(K) Profit Sharing Plan & Trust dated July 1, 1994.(1)

10(h)	Marketing Agreement effective January 1, 1996 between IL Annuity and Insurance Company and the Company.(2)

10(i)	Insurance Processing Agreement effective January 1, 1996 between IL Annuity and Insurance Company and the Company.(2)

10(j)	Marketing Agreement effective January 1, 1996 between Indianapolis Life Insurance Company and the Company.(2)

10(k)	Insurance Processing Agreement effective January 1, 1996 between Indianapolis Life Insurance Company and the Company.(2)

10(l)	Marketing Agreement effective May 29, 1998 between Transamerica Life Insurance and Annuity Company and Legacy Marketing Group.(4)

10(m)(1)	Administrative Services Agreement effective May 29, 1998 between Transamerica Life Insurance and Annuity Company and Legacy Marketing Group, as amended.(4)

10(m)(2)	Amendment to the Administrative Services Agreement with Transamerica Life Insurance and Annuity Company.(7)

10(m)(3)	Amendment Two to the Administrative Services Agreement with Transamerica Life Insurance and Annuity Company.(7)

10(n)(1)	Lease Agreement dated October 27, 1998 for 2090 Marina Avenue, Petaluma, California(5)

10(n)(2)	Agreement of purchase and sale, dated March 8, 1999, by and among Regan Holding Corp., North McDowell Investments and Jane Crocker.(6)

10(n)(3)	Business Loan Agreement, dated May 6, 1999, by and between Regan Holding Corp. and National Bank of the Redwoods.(6)

10(n)(4)	Promissory Note, dated May 6, 1999, by and between Regan Holding Corp. and National Bank of the Redwoods.(6)

10(o)	Producer Stock Award and Stock Option Plan, as amended.(12)

10(p)	1998 Stock Option Plan, as amended.(12)

21(a)	Subsidiaries of the Company.(2)

21(b)	Subsidiaries of the Company.

(1)	Incorporated herein by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1994.

(2)	Incorporated herein by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1995.

(3)	Incorporated herein by reference from the Company’s quarterly Form 10-Q for the three months and nine months ended September 30, 1996.

(4)	Incorporated herein by reference from the Company’s Form 8-K, dated June 1, 1998.

(5)	Incorporated herein by reference from the Company’s quarterly Form 10-Q for the three months and nine months ended September 30, 1998.

(6)	Incorporated herein by reference from the Company’s quarterly Form 10-Q for the three months ended March 31, 1999.

(7)	Incorporated herein by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1999.

(8)	Incorporated herein by reference from the Company’s quarterly Form 10-Q for the three months ended March 31, 2000.

(9)	Incorporated herein by reference from the Company’s Form S-1 Post Effective Amendment No. 1, dated February 2, 2001.

(10)	Incorporated herein by reference from the Company’s quarterly Form 10-Q for the three months and six months ended June 30, 2000.

(11)	Incorporated herein by reference from the Company’s quarterly Form 10-Q for the three months and nine months ended September 30, 2000.

(12)	Incorporated herein by reference from the Company’s Form S-1/A Amendment No. 2, dated February 11, 1999.

(b) Reports on Form 8-K filed during the quarter ended December 31, 2000.

No reports on Form 8-K were filed during the quarter ended December 31, 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      REGAN HOLDING CORP.

By: /s/ R. PRESTON PITTS	Date: March 30, 2001

R. Preston Pitts

President and Chief Operating Officer

By: /s/ G. STEVEN TAYLOR	Date: March 30, 2001

G. Steven Taylor

Chief Financial Officer

      Pursuant to the requirements of the securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ LYNDA L. REGAN	Date: March 30, 2001

Lynda L. Regan

Chairman

By: /s/ R. PRESTON PITTS	Date: March 30, 2001

R. Preston Pitts

Director

By: /s/ DONALD RATAJCZAK	Date: March 30, 2001

Donald Ratajczak

Director

By: /s/ UTE SCOTT-SMITH	Date: March 30, 2001

Ute Scott-Smith

Director

By: /s/ J. DANIEL SPEIGHT, JR	Date: March 30, 2001

J. Daniel Speight, Jr.

Director