Form 10-Q
period 2001-03-31
REGAN HOLDING CORP
filed 2001-05-21
CIK 870069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________.

Commission file number 0-4366

Regan Holding Corp.
(Exact name of registrant as specified in its charter)

California	68-0211359

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2090 Marina Avenue, Petaluma, California	94954
(Address of principal executive offices)	(ZIP Code)

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

Yes	X	No

Applicable Only To Corporate Issuers:

Indicate the number of shares outstanding of the registrant’s common stock, as of April 30, 2001:

Common Stock-Series A	25,411,000

Common Stock-Series B	584,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2001	December 31, 2000

	(Unaudited)	(Restated)
Assets

Cash and cash equivalents	$1,815,000	$1,882,000

Investments	5,967,000	10,355,000

Accounts receivable	2,013,000	1,918,000

Note receivable	5,750,000	5,750,000

Prepaid expenses	1,436,000	1,293,000

Income taxes receivable	4,228,000	3,661,000

Deferred income taxes — current	445,000	398,000

Total current assets	21,654,000	25,257,000

Net fixed assets	12,797,000	12,368,000

Deferred income taxes — non current	1,451,000	1,373,000

Equity in and advances to investee	411,000	782,000

Intangible assets	1,557,000	1,604,000

Other assets	1,415,000	1,576,000

Total non current assets	17,631,000	17,703,000

Total Assets	$39,285,000	$42,960,000

Liabilities, Redeemable Common Stock,

And Shareholders’ Equity

Liabilities

Accounts payable and accrued liabilities	$7,527,000	$7,918,000

Margin loan payable	—	2,265,000

Other current liabilities	245,000	215,000

Total current liabilities	7,772,000	10,398,000

Deferred compensation payable	3,048,000	2,997,000

Other liabilities	605,000	581,000

Total non current liabilities	3,653,000	3,578,000

Total Liabilities	11,425,000	13,976,000

Commitments and contingencies (Note 5)	—	—

Redeemable common stock, Series A and B	11,231,000	11,237,000

Shareholders’ equity

Preferred stock, no par value: Authorized: 100,000,000 shares No shares issued or outstanding	—	—

Series A common stock, no par value:

Authorized: 45,000,000 shares, Issued and outstanding: 20,903,000 and 20,870,000 shares at March 31, 2001 and December 31, 2000, respectively	3,596,000	3,596,000

Common stock committed	150,000	100,000

Paid-in capital from retirement of common stock	928,000	928,000

Paid-in capital from non-employee stock options	5,390,000	5,390,000

Retained earnings	6,987,000	8,244,000

Accumulated other comprehensive loss, net	(422,000)	(511,000)

Total shareholders’ equity	16,629,000	17,747,000

Total liabilities, redeemable common stock and shareholders’ equity	$39,285,000	$42,960,000

See accompanying notes to condensed consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Income Statements
(Unaudited)

	For the Three Months Ended
	March 31,

	2001	2000

Revenue		(Restated)

Marketing allowances	$5,273,000	$4,174,000

Commission revenue	3,906,000	3,604,000

Administrative fees	2,514,000	2,223,000

Other income	64,000	203,000

Total revenue	11,757,000	10,204,000

Expenses

Salaries and related benefits	6,900,000	6,251,000

Sales promotion and support	1,472,000	1,615,000

Professional fees	1,893,000	1,047,000

Occupancy	989,000	759,000

Depreciation and amortization	961,000	598,000

Stationery and supplies	154,000	209,000

Courier and postage	266,000	207,000

Travel and entertainment	206,000	150,000

Leased equipment	415,000	362,000

Insurance	84,000	148,000

Other	126,000	117,000

Total expenses	13,466,000	11,463,000

Operating loss	(1,709,000)	(1,259,000)

Other income (loss)

Investment income, net	123,000	253,000

Interest expense	(21,000)	(89,000)

Losses from equity investment	(401,000)	—

Losses on disposals of fixed assets	—	(187,000)

Total other income (loss), net	(299,000)	(23,000)

Loss before income taxes, and before cumulative effect of accounting change	(2,008,000)	(1,282,000)

Benefit from income taxes	751,000	461,000

Net loss before cumulative effect of accounting change	(1,257,000)	(821,000)

Cumulative effect of accounting change, net of tax	—	(226,000)

Net loss	$(1,257,000)	$(1,047,000)

Basic and diluted loss per share:

Loss available to common shareholders before cumulative effect of accounting change	$(.05)	$(.03)

Cumulative effect of accounting change	—	(.01)

Net loss available for common shareholders	$(.05)	$(.04)

Weighted average shares outstanding:

Basic	25,963,000	26,345,000

Diluted	25,963,000	26,345,000

See accompanying notes to condensed consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A		Common	Paid in Capital
	Common Stock		Stock	from Retirement of
	Shares	Amount	Committed	Common Stock

Balance January 1, 2001	20,870,000	$3,596,000	$100,000	$928,000

Comprehensive loss:

Net loss for the three months ended March 31, 2001

Gross unrealized gains on investments

Less: reclassification adjustment for losses included in net loss

Deferred taxes on net unrealized gains

Total comprehensive

losses

Common stock committed	33,000		50,000

Non-employee stock option expense

Balance March 31, 2001

(Unaudited)	20,903,000	$3,596,000	$150,000	$928,000

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Paid in Capital		Accumulated Other
	from Non-employee	Retained	Comprehensive
	Options	Earnings	Loss	Total

	(Restated)	(Restated)		(Restated)
Balance January 1, 2001	$5,390,000	$8,244,000	$(511,000)	$17,747,000

Comprehensive loss:

Net loss for the three months ended March 31, 2001		(1,257,000)		(1,257,000)

Gross unrealized gains on investments			255,000	255,000

Less: reclassification adjustment for losses included in net loss			(107,000)	(107,000)

Deferred taxes on net unrealized gains			(59,000)	(59,000)

Total comprehensive

losses				(1,168,000)

Common stock committed				50,000

Balance March 31, 2001

(Unaudited)	$5,390,000	$6,987,000	$(422,000)	$16,629,000

See accompanying notes to condensed consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,

	2001	2000

Cash flows from operating activities:		(Restated)

Net loss	$(1,257,000)	$(1,047,000)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization of fixed assets	914,000	583,000

Losses from equity investee	401,000	—

Amortization of intangible assets	47,000	15,000

Common stock awarded to producers	50,000	—

Producer stock option expense	—	250,000

Amortization/accretion of investments	—	(1,000)

Realized losses on sales of investments	107,000	9,000

Losses on disposal of fixed assets	—	(187,000)

Changes in operating assets and liabilities Accounts receivable	(95,000)	631,000

Prepaid expenses	(143,000)	(551,000)

Income taxes receivable and payable	(567,000)	585,000

Deferred tax assets	(184,000)	(195,000)

Accounts payable and accrued liabilities	(391,000)	(350,000)

Deferred compensation payable	51,000	559,000

Other operating assets and liabilities	213,000	(201,000)

Net cash provided by (used in) operating activities	(854,000)	100,000

Cash flows from investing activities:

Purchases of investments	(469,000)	(5,730,000)

Proceeds from sales and maturities of investments	4,898,000	14,488,000

Purchases of fixed assets	(1,341,000)	(1,334,000)

Equity in and advances to investee	(30,000)	—

Net cash provided by investing activities	3,058,000	7,424,000

Cash flows from financing activities:

Payments toward loan payable	—	(4,000)

Proceeds from margin loan	500,000	1,000,000

Payments toward margin loan	(2,765,000)	(4,125,000)

Return of building loan reserve	—	379,000

Proceeds from stock option exercises	—	17,000

Repurchases of redeemable common stock	(6,000)	(94,000)

Voluntary repurchases of common stock	—	(13,000)

Net cash used in financing activities	(2,271,000)	(2,840,000)

Net increase (decrease) in cash and cash equivalents	(67,000)	4,684,000

Cash and cash equivalents, beginning of period	1,882,000	1,095,000

Cash and cash equivalents, end of period	$1,815,000	$5,779,000

See accompanying notes to condensed consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

The accompanying Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Regan Holding Corp. (the “Company”) and its wholly owned subsidiaries, Legacy Marketing Group (“Legacy Marketing”), Legacy Financial Services, Inc. (“Legacy Financial”), LifeSurance Corporation, Imagent Online, LLC (“Imagent”), Values Financial Network, Inc. (“VFN”), Legacy Advisory Services, Inc., and Legacy Reinsurance Company. All intercompany transactions have been eliminated.

The statements are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position and results of operations. The Condensed Consolidated Balance Sheet data at December 31, 2000 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year. Users of these Condensed Consolidated Financial Statements are encouraged to refer to the Annual Report on Form 10-K for the year ended December 31, 2000 for additional disclosure.

2.	Restatement of Financial Results and Cumulative Effect of Accounting Change

Stock Option Expense - During the quarter ended March 31, 2000, the Company recorded stock option expense of $1,384,000 related to 2,133,000 stock options granted to non-employees in January 2000. The number of options granted was based on the non-employees’ sales performance during 1999. In addition, the Company granted 1,516,000 options to non-employees in January 2001, which were based on performance during 2000. Upon re-evaluation of this accounting during the first quarter of 2001, the Company’s management determined that this expense should have been recorded during the calendar year preceding the grant date, based on the non-employees’ performance and the current fair value of options earned at each interim reporting date. As a result, the accompanying Condensed Consolidated Income Statement for the quarter ended March 31, 2000 has been restated to reflect sales promotion and support expense of $250,000 related to stock options granted in January 2001, but earned by non-employees during the first quarter of 2000. In addition, the quarter ended March 31, 2000 has been restated to reflect a $1,384,000 decrease in sales promotion and support expense to reverse stock option expense related to options granted in January 2000 but earned by non-employees in 1999. To date, there is no plan to grant options to non-employees based on sales performance during the year ended December 31, 2001. Accordingly, no related stock option expense was recorded during the quarter ended March 31, 2001.

Revenue Recognition - Effective January 1, 2000, the Company adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Under the Marketing Agreement with American National Insurance Company (“American National”), the Company is obligated to repay to American National an annual amount equal to 0.1% of specified premium levels to the extent that such premiums are below the minimum production requirement of $500 million during each twelve month period ended September 30th (the “Premium Deficiency”). As a result, the Company changed its revenue recognition policy to recognize commission revenue net of 0.1% of the Premium Deficiency, assuming no additional premiums will be sold under the American National Marketing Agreement. Prior to December 31, 1999, the Company recorded revenue throughout the twelve month period net of 0.1% of the projected annual Premium Deficiency. The cumulative effect of this change in accounting principle resulted in an increase in the net loss of $226,000, net of a tax benefit of $149,000, during the quarter ended March 31, 2000. In addition, commission revenue increased by $53,000 during the three months ended March 31, 2000. The Form 10-Q for the three months ended March 31, 2000 as originally filed did not include the effect of adopting SAB 101. Accordingly, the impact of adoption has been included in the first quarter 2000 results in the accompanying Condensed Consolidated Income Statement.

The effects of the restatement of the stock option expense and the change in accounting principle, along with certain reclassifications, on the Company’s Consolidated Financial Statements for the period ending March 31, 2000 are as follows:

Income statement data:

	Three Months Ended
	March 31, 2000:
	As originally reported	As restated

Total revenue	$10,151,000	$10,204,000
Total expenses	12,686,000	11,463,000
Other income (loss)	66,000	(23,000)

Loss before income taxes and cumulative effect of accounting change	(2,469,000)	(1,282,000)
Benefit from Income taxes	(943,000)	(461,000)

Net loss before cumulative effect of accounting change	(1,526,000)	(821,000)
Cumulative effect of accounting change, net of tax	—	(226,000)

Net loss	$(1,526,000)	$(1,047,000)

Net loss per share – basic and diluted	$0.06	$0.04

The restatement to correct stock option expense resulted in a decrease in basic and diluted net loss per share of $0.03 and the accounting change resulted in an increase in basic and diluted net loss per share of $0.01 for the quarter ended March 31, 2000.

Balance Sheet Data:

	March 31, 2000:

	As originally reported	As restated

Total assets	$42,923,000	$43,139,000

Total liabilities	$11,447,000	$11,767,000

Redeemable common stock	$11,460,000	$11,460,000

Shareholders’ equity	$20,016,000	$19,912,000

3.	Exit Costs

In February 2001, the Company announced a plan to significantly reduce LifeSurance Corporation’s operations. Four administrative personnel and one seminar instructor were terminated, and two instructors transferred to Legacy Marketing. As a result, during the first quarter of 2001, the Company recorded occupancy expense of $125,000 related to noncancelable lease obligations for vacated office space net of estimated sublease income and related costs, salaries and benefit expense of $32,000 related to employee severance costs, and sales promotion and support expense of $45,000 related to noncancelable seminar facilities obligations. The Company paid the employee severance costs in full during February 2001. As of March 31, 2001, the lease and seminar obligations of $125,000 and $45,000, respectively, remained unpaid and are included in accounts payable and accrued liabilities in the accompanying Condensed Consolidated Balance Sheets.

4.	Equity In and Advances To Investee

In 2000, Imagent purchased a 33.3% ownership interest in, and loaned $1.1 million to, prospectdigital, LLC (“prospectdigital”). Imagent records its share of prospectdigital’s losses equal to its proportionate cash investment in prospectdigital’s equity, or 98.8%. During the first quarter of 2001, Imagent recorded losses of $401,000. In addition, Imagent advanced an additional $30,000 during the first quarter of 2001 and $82,000 during the second quarter of 2001. The amounts invested and advanced through March 31, 2001, net of Imagent’s share of cumulative losses, are reflected in Equity In and Advances To Investee in the accompanying Condensed Consolidated Balance Sheets.

In April 2001, prospectdigital announced a plan to move its operations from Arizona to the Company’s headquarters in Petaluma, California. As a result, four prospectdigital employees were terminated in May 2001.

5.	Commitments and Contingencies

As a professional services firm engaged in marketing and servicing life insurance and annuity products, the Company encounters litigation in the normal course of business. Management is not aware of any material asserted or unasserted litigation that existed at March 31, 2001.

6.	Redeemable Common Stock

The Company is obligated to repurchase certain of its shares of common stock pursuant to various agreements under which the common stock was issued. During the three months ended March 31, 2001, redeemable common stock was redeemed and retired as follows:

	Series A Redeemable		Series B Redeemable		Total Redeemable
	Common Stock		Common Stock		Common Stock

		Carrying		Carrying		Carrying
	Shares	Amount	Shares	Amount	Shares	Amount

Balance January 1, 2001	4,511,000	$9,473,000	584,000	$1,764,000	5,095,000	$11,237,000

Redemptions and retirement of common stock	(3,000)	(6,000)	—	—	(3,000)	(6,000)

Balance March 31, 2001	4,508,000	$9,467,000	584,000	$1,764,000	5,092,000	$11,231,000

7.	Common Stock Committed

During the first quarter of 2001, the Company became obligated to award to a Legacy Marketing producer 33,000 shares of Series A common stock in exchange for achievement of certain milestones in conjunction with a sales incentive program. As of March 31, 2001, these shares had not been issued. To reflect this obligation, the Company recorded sales promotion and support expense in the amount of $50,000 during the first quarter of 2001 and the cumulative balance is reflected as Common Stock Committed in the accompanying Condensed Consolidated Balance Sheets.

8.	Liquidity and Capital Resources

During the first quarter of 2001, the Company experienced net losses of $1.3 million, which, when combined with investing and financing activities, resulted in a significant decrease in working capital during the period. In addition, the Company is obligated to repurchase certain shares of its common stock pursuant to various contractual agreements under which the shares were issued. If the Company’s net losses continue or if requests for repurchase of redeemable common stock increase significantly, a cash shortfall could occur. However, management anticipates that future cash flows from operations, combined with existing cash and investment balances, will provide sufficient funding for the foreseeable future. Further, in the event that a shortfall was to occur, management believes that adequate financing could be obtained to meet the Company’s cash flow needs.

9.	Segment Information

The table below presents information about the Company’s operating segments:

	Legacy	Legacy		Regan
For the three months ended	Marketing	Financial	LifeSurance	Holding
March 31, 2001	Group	Services, Inc.	Corp.	(stand-alone)

Revenue

Marketing allowances	$5,176,000	$97,000	$—	$—

Commission income	3,573,000	333,000	—	—

Administrative fees	2,514,000	—	—	—

Other income	15,000	5,000	22,000	—

Total revenue	11,278,000	435,000	22,000	—

Expenses

Salaries and related benefits	6,051,000	414,000	144,000	—

Sales promotion and support	1,218,000	12,000	94,000	50,000

Professional fees	1,480,000	42,000	2,000	264,000

Other expenses	2,039,000	159,000	185,000	616,000

Total expenses	10,788,000	627,000	425,000	930,000

Operating income (loss)	490,000	(192,000)	(403,000)	(930,000)

Other income (loss)	(18,000)	4,000	—	89,000

Income (loss) before tax	472,000	(188,000)	(403,000)	(841,000)

Tax benefit (provision)	(64,000)	105,000	152,000	171,000

Net income (loss)	$408,000	$(83,000)	$(251,000)	$(670,000)

For the three months ended

March 31, 2000
Revenue	(Restated)			(Restated)

Marketing allowances	$4,141,000	$33,000	$—	$—

Commission income	2,951,000	651,000	—	—

Administrative fees	2,223,000	—	—	—

Other income	7,000	25,000	64,000	107,000

Total revenue	9,322,000	709,000	64,000	107,000

Expenses

Salaries and related benefits	5,723,000	335,000	193,000	—

Sales promotion and support	1,303,000	23,000	37,000	252,000

Professional fees	903,000	13,000	13,000	85,000

Other expenses	1,750,000	59,000	152,000	589,000

Total expenses	9,679,000	430,000	395,000	926,000

Operating income (loss)	(357,000)	279,000	(331,000)	(819,000)

Other income (loss)	204,000	4,000	1,000	(233,000)

Income (loss) before tax	(153,000)	283,000	(330,000)	(1,052,000)

Tax benefit (provision)	189,000	(63,000)	122,000	211,000

Net income (loss) before cumulative

effect of accounting change	36,000	220,000	(208,000)	(841,000)

Cumulative effect of accounting change	(226,000)	—	—	—

Net income (loss)	$(190,000)	$220,000	$(208,000)	$(841,000)

Total assets

March 31, 2001	$17,233,000	$1,201,000	$1,420,000	$14,395,000

December 31, 2000	$20,974,000	$1,509,000	$1,295,000	$13,985,000

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Values
For the three months ended	Imagent	Financial
March 31, 2001	Online, LLC	Network, Inc.	Other	TOTAL

Revenue

Marketing allowances	$—	$—	$—	$5,273,000

Commission income	—	—	—	3,906,000

Administrative fees	—	—	—	2,514,000

Other income	—	4,000	18,000	64,000

Total revenue	—	4,000	18,000	11,757,000

Expenses

Salaries and related benefits	—	291,000	—	6,900,000

Sales promotion and support	—	94,000	4,000	1,472,000

Professional fees	10,000	90,000	5,000	1,893,000

Other expenses	—	195,000	7,000	3,201,000

Total expenses	10,000	670,000	16,000	13,466,000

Operating income (loss)	(10,000)	(666,000)	2,000	(1,709,000)

Other income (loss)	(374,000)	—	—	(299,000)

Income (loss) before tax	(384,000)	(666,000)	2,000	(2,008,000)

Tax benefit (provision)	142,000	246,000	(1,000)	751,000

Net income (loss)	$(242,000)	$(420,000)	$1,000	$(1,257,000)

For the three months ended

March 31, 2000
Revenue				(Restated)

Marketing allowances	$—	$—	$—	$4,174,000

Commission income	—	—	2,000	3,604,000

Administrative fees	—	—	—	2,223,000

Other income	—	—	—	203,000

Total revenue	—	—	2,000	10,204,000

Expenses

Salaries and related benefits	—	—	—	6,251,000

Sales promotion and support	—	—	—	1,615,000

Professional fees	—	—	33,000	1,047,000

Other expenses	—	—	—	2,550,000

Total expenses	—	—	33,000	11,463,000

Operating income (loss)	—	—	(31,000)	(1,259,000)

Other income (loss)	—	—	1,000	(23,000)

Income (loss) before tax	—	—	(30,000)	(1,282,000)

Tax benefit (provision)	—	—	2,000	461,000

Net income (loss) before cumulative

effect of accounting change	—	—	(28,000)	(821,000)
Cumulative effect of accounting change	—	—	—	(226,000)

Net income (loss)	$—	$—	$(28,000)	$(1,047,000)

Total assets

March 31, 2001	$965,000	$3,953,000	$118,000	$39,285,000

December 31, 2000	$1,167,000	$3,811,000	$219,000	$42,960,000

The “Other” segment above includes Legacy Advisory Services, Inc. and Legacy Reinsurance Company. Such entities’ financial results do not currently factor significantly into management decision making and, accordingly, were not separated for purposes of this disclosure.

10.	Carrier and Product Concentration

Through Legacy Marketing, the Company markets and administers fixed annuity and life insurance products on behalf of four unaffiliated insurance carriers (collectively referred to as the “Carriers”): American National, IL Annuity and Insurance Company (“IL Annuity”), Transamerica Life Insurance and Annuity Company (“Transamerica”), and John Hancock Life Insurance Company (“John Hancock”). The agreements with these carriers, except for John Hancock which entered into Marketing and Administrative Agreements with Legacy Marketing in January 2001, generated a significant portion of the Company’s total consolidated revenue at the dates indicated as follows:

	Three Months Ended March 31,
	2001	2000

Transamerica	68.7%	40.8%

IL Annuity	18.6%	37.0%

American National	8.0%	13.0%

Although Legacy Marketing markets and administers several products on behalf of the Carriers, the Company’s consolidated revenue was derived primarily from sales and administration of two fixed annuity product series during the three months ended March 31, 2000 and from sales and administration of one fixed annuity product series during the three months ended March 31, 2001, as follows:

	Three Months Ended March 31,
	2001	2000

SelectMarkTM (sold on behalf of Transamerica)	55.1%	33.8%

VisionMarkTM (sold on behalf of IL Annuity)	3.9%	18.2%

11.	Reclassifications

Certain amounts in the 2000 Condensed Consolidated Financial Statements have been reclassified to conform to the 2001 presentation. Such reclassifications had no impact on net loss or shareholders’ equity.

12.	Subsequent events

In May 2001, LMG and American National amended their Marketing and Administrative Agreements by extending the terms to June 30, 2001.

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

Analysis of Regan Holding Corp. Consolidated

      Results of Operations — The Company experienced consolidated net losses of $1.3 million during the first quarter of 2001, compared to consolidated net losses of $1.1 million during the first quarter of 2000. This fluctuation is primarily due to lower revenue and higher expenses at Legacy Financial Services, Inc. (“Legacy Financial”), recognition of $401,000 of losses related to Imagent Online, LLC’s (“Imagent’s”) investment in prospectdigital, LLC (“prospectdigital”), and start-up costs for Values Financial Network, Inc. (“VFN”), partially offset by Legacy Marketing Group’s (“Legacy Marketing’s”) increased revenue.

Analysis of Legacy Marketing Group

      Results of Operations — During the first quarter of 2001, Legacy Marketing’s net income totaled $408,000, compared to net losses of $190,000 for the same period in 2000. This fluctuation is primarily due to increases in revenue partially offset by increases in expenses, as discussed below.

      Revenue — Legacy Marketing’s major sources of revenue are marketing allowances, commission revenue, and administrative fees from sales and administration of fixed annuity and life insurance products on behalf of four unaffiliated insurance carriers with which the Company contracts (collectively referred to as the “Carriers”): American National Insurance Company (“American National”), IL Annuity and Insurance Company (“IL Annuity”), Transamerica Life Insurance and Annuity Company (“Transamerica”), and John Hancock Life Insurance Company (“John Hancock”). Levels of marketing allowances and commission revenue are directly related to the sales volume of such products. Administrative fees are a function not only of product sales, but also of administration of policies inforce and producer appointments and terminations. Total Legacy Marketing revenue increased $2.0 million, or 21.0%, during the first quarter of 2001 compared to the first quarter of 2000. This increase is primarily attributable to increases in premium placed inforce for the Carriers, as discussed below.

      Legacy Marketing commission revenue and marketing allowances, combined, increased $1.7 million, or 23.4%, during the first quarter of 2001 compared to the first quarter of 2000, primarily due to a 30.0% increase in fixed annuity premium placed inforce for the Carriers. This increase is primarily due to: i) favorable market conditions leading to improved performance of bond investments underlying key products’ crediting rates, ii) a shift to sales of fixed annuity and life insurance products that yield higher commissions, iii) the implementation of marketing programs designed to strengthen relationships with existing producers and attract new producers, and iv) the introduction of new products and sales enhancements. Management expects this trend to continue throughout 2001, however there can be no assurance that increases in sales volume will continue at present levels.

      Administrative fees increased by $291,000, or 13.1%, in the first quarter of 2001 compared to the same period in 2000, primarily due to increases in the number of policies sold and administered during the respective periods and to a continued shift in policies administered to those which generate higher administrative fees.

      The agreements with the Carriers, except for John Hancock which entered into Marketing and Administrative Agreements with Legacy Marketing in January 2001, generated a significant portion of the Company’s total consolidated revenue at the dates indicated as follows:

	Three Months Ended March 31,
	2001	2000

Transamerica	68.7%	40.8%

IL Annuity	18.6%	37.0%

American National	8.0%	13.0%

      Although Legacy Marketing markets and administers several products on behalf of the Carriers, the Company’s consolidated revenue was derived primarily from sales and administration of two fixed annuity product series during the three months ended March 31, 2000 and from sales and administration of one fixed annuity product series during the three months ended March 31, 2001, as follows:

	Three Months Ended March 31,
	2001	2000

SelectMarkTM (sold on behalf of Transamerica)	55.1%	33.8%

VisionMarkTM (sold on behalf of IL Annuity)	3.9%	18.2%

      This shift between Carriers’ products is attributable primarily to favorable acceptance of Transamerica’s annuity products in the marketplace, which is expected to continue for the foreseeable future.

      Expenses — Total Legacy Marketing expenses increased $1.1 million, or 11.5%, during the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This increase is primarily attributable to increases in compensation, professional fees, and depreciation and amortization, as discussed below.

      As a service organization, Legacy Marketing’s primary expenses are salaries and related employee benefits. These expenses increased $328,000, or 5.7%, in the first quarter of 2001 compared to the first quarter of 2000 primarily due to increases in the average number of employees, which were necessary to support increased sales, and from regular annual pay increases. In addition, during the third quarter of 2000, the Company hired several employees at higher salary levels, including one executive officer. Such increases in senior personnel are considered necessary to provide additional leadership and support strategic planning. Accordingly, salaries and benefits expense is expected to continue to be greater in 2001 than in 2000. These increases during the first quarter of 2001 were partially offset by a reduction in compensation expense related to capitalization of internal use software development costs as a result of various information systems projects.

      Professional fees increased $577,000, or 63.9%, in the first quarter of 2001 compared to the first quarter of 2000, primarily due to increased consulting fees related to various information systems enhancement projects and to the use of additional independent contractors in lieu of long-term employee hires made necessary by the tight local job market.

      Depreciation and amortization expense increased $277,000, or 143.5%, in the first quarter of 2001 compared to the first quarter of 2000 primarily due to increases in capitalized internal use software asset balances, which resulted in increased amortization of such assets.

Analysis of Legacy Financial Services, Inc.

      Results of Operations — Legacy Financial had a net loss of $83,000 during the first quarter of 2001 compared to net income of $220,000 during the first quarter of 2000. This shift is primarily attributable to decreases in revenue and increases in expenses, as discussed below.

      Revenue — Legacy Financial’s major source of revenue is commission income, which is generated through sales of variable life and annuity products, mutual funds, and debt and equity securities. Levels of commission income are directly related to the volume of sales of such products. Total Legacy Financial revenue decreased $274,000, or 38.7%, during the first quarter of 2001 compared to the same period in 2000, primarily due to decreases in sales volume resulting from adverse market conditions during the period.

      Expenses — Total Legacy Financial expenses increased $197,000, or 45.8%, during the first quarter of 2001 compared to the first quarter of 2000, primarily due to increases in salaries and benefits, professional fees, and occupancy, which are discussed below.

      As a service organization, Legacy Financial’s operating expenses primarily consist of salaries and related employee benefits. These expenses increased $79,000, or 23.6%, in the first quarter of 2001 compared to the same period in 2000, primarily due to increases in the average number of employees which were necessary to accommodate increases in sales volume during 2000, and to regular annual pay increases.

      Professional fees increased $29,000, or 223.1%, in the first quarter of 2001 compared to the same period in 2000 primarily due to legal fees related to a routine NASD examination and increased accounting fees related to the annual audit.

      Occupancy expenses consist primarily of office building and equipment leasing costs. These expenses increased $75,000, or 468.8%, in the first quarter of 2001 compared to the first quarter of 2000, primarily due to rent expense incurred subsequent to the Company’s sale in December 2000 of the building that houses Legacy Financial’s operations and increases in utilities and repairs associated with increased leased office space.

Analysis of LifeSurance Corporation

      Results of Operations — LifeSurance Corporation recorded net losses of $251,000 during the first quarter of 2001 compared to net losses of $208,000 during the first quarter of 2000. The increase in net losses is primarily due the significant reduction of LifeSurance Corporation’s operations, which was announced in February 2001. Factors leading to this decision included: (i) consistent losses since inception; (ii) declining attendance at seminars; and (iii) anticipated future declines in attendance and increases in costs. Four administrative personnel and one seminar instructor were terminated, and two instructors transferred to Legacy Marketing.

      Revenue — LifeSurance Corporation’s revenue decreased $42,000, or 65.6%, during first quarter of 2001 compared to the first quarter of 2000 due to discontinuance of a majority of LifeSurance Corporation’s operations. Several seminars scheduled for 2001 were cancelled and no future revenues are expected.

      Expenses — During the first quarter of 2001, operating expenses increased $30,000, or 7.6%, compared to the first quarter of 2000, primarily due to increased occupancy and sales promotion expenses, partially offset by decreased salaries and related benefits. Occupancy expense increased $99,000, or 157.1%, primarily due to recognition of $125,000 in exit costs associated with a noncancelable lease obligation. Sales promotion and support expenses increased $57,000, or 154.1%, primarily due to $45,000 in exit costs related to a noncancelable seminar facilities obligation. LifeSurance Corporation also recorded and fully paid $32,000 in employee severance expense during the first quarter of 2001. As a result of the termination of most LifeSurance Corporation employees, salaries and benefits expense decreased $49,000, or 25.4%, during the first quarter of 2001 compared to the same period last year. As of March 31, 2001, the lease and seminar obligations of $125,000 and $45,000, respectively, remained unpaid.

      Analysis of Regan Holding Corp. (stand-alone)

      Results of Operations — Regan Holding Corp. recorded net losses of $670,000 during the first quarter of 2001 compared to net losses of $841,000 during the first quarter of 2000. These decreased losses are primarily attributable to increases in non-operating income, partially offset by decreased operating revenue and increased operating expenses, as discussed below.

      Revenue — Prior to January 2001, Regan Holding Corp.’s revenue consisted solely of rental revenue from unaffiliated tenants in an office building purchased by the Company during 1999. The Company sold the building in December 2000 and, accordingly, no rental income was recognized during the first quarter of 2001, nor is any rental income anticipated in future periods.

      Expenses — Regan Holding Corp.’s expenses increased $4,000, or 0.4%, during the first quarter of 2001 compared to the same period in 2000, primarily due to increased professional fees related to higher fees for the annual audit, partially offset by the absence of non-employee stock option expense.

      Other income — Regan Holding Corp. recorded $89,000 of other income during the first quarter of 2001, comprised solely of interest income from a note receivable related to the Company’s sale of a building in December 2000, compared to other losses of $233,000 during the first quarter of 2000, which consisted of a write off of fixed assets and interest expense related to the building loan payable.

Analysis of Imagent Online, LLC

      Results of Operations — Imagent recorded a net loss of $242,000 during the first quarter of 2001 primarily due to equity investment losses related to its investment in prospectdigital.

      In April 2001, prospectdigital announced a plan to move its operations from Arizona to the Company’s headquarters in Petaluma, California. Four prospectdigital employees were terminated in May 2001. No significant costs are expected as a result of this plan. Losses from prospectdigital are expected to continue throughout 2001, though at decreasing levels during each quarter for the remainder of 2001. However, there can be no assurances that such losses will decline.

Analysis of Values Financial Network, Inc.

      Results of Operations — The Company purchased VFN in December 2000. During the first quarter of 2001, VFN recorded a net loss of $420,000 primarily due to expenses incurred during the entity’s start-up phase. Losses are expected to continue throughout 2001, though at decreasing levels during each quarter for the remainder of 2001. However, there can be no assurances that such losses will decline.

Liquidity and Capital Resources

      The Company’s principal needs for cash are: (i) funding operating expenses, which consist primarily of salaries and benefits, sales promotion and support costs, and professional fees; (ii) purchases of fixed assets, primarily computer hardware and software, to accommodate new employees and support anticipated growth in operations; (iii) funding continued product development and strategic acquisitions; and (iv) as a reserve to cover possible redemptions of certain shares of the Company’s common stock, which are redeemable at the option of shareholders under various agreements with the Company.

      Cash and short-term investment grade securities represented 19.8% of the Company’s total consolidated assets at March 31, 2001, compared with 28.5% at December 31, 2000. This decrease is primarily attributable to a decrease in combined cash and short-term investment balances of $4.5 million at March 31, 2001 compared to December 31, 2000, which is primarily attributable to: (i) $1.3 million paid toward the development and enhancement of internal use software and to purchase computer hardware and software, which was necessary to support new and existing information systems projects and to accommodate increases in sales, (ii) $2.8 million repayment of a margin loan payable to the Company’s investment broker; and (iii) $854,000 in cash used in operations related primarily to funding of VFN.

      During December 2000, the Company sold land and a building in Petaluma, California, for $8.4 million and received net cash proceeds of $5.8 million from the sale. However, in order to comply with the provisions of Section 1031 of the Internal Revenue Code that will allow the Company to defer payment of tax on the gain, the proceeds from the property sale remain in the form a note receivable from a qualified intermediary. Proceeds from the note receivable will be applied toward the purchase of the building which currently houses the Company’s headquarters in Petaluma. For the new building, the Company will pay approximately $10.6 million, in accordance with a purchase option in the existing lease agreement. The Company plans to obtain financing for the difference between the purchase price and the note receivable proceeds.

      During 2000, Imagent entered into an agreement to fund prospectdigital. During the first quarter of 2001, Imagent committed to loan up to $400,000 in additional advances to prospectdigital and has advanced $112,000 to date.

      In 1998, the Company entered into a Shareholder's Agreement with Lynda L. Regan, Chief Executive Officer and Chairman of the Board of Directors. Under the terms of this agreement, in the event of the death of Ms. Regan, the Company is obligated to repurchase from Ms. Regan's estate all of the shares of the Company's common stock that were owned by Ms. Regan at the time of her death or that were transferred by her to one or more trusts prior to her death. The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares, which totaled approximately $26.8 million at April 30, 2001. The Company has purchased two life insurance policies with a combined face amount of $29.0 million for the purpose of funding this obligation in the event of Ms. Regan's death.

      Management intends to continue to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

      Generally, the Company’s cash needs are met through cash provided by operating activities, which decreased significantly in the first quarter of 2001 compared to the first quarter of 2000 due primarily to funding of VFN, which was partially offset by increases in Legacy Marketing revenue. Until Legacy Marketing sales increase sufficiently to entirely offset the subsidiaries’ losses, or until the subsidiaries achieve break-even results, operating activities could generate negative cash flows. In addition, the Company is obligated to repurchase certain shares of its common stock pursuant to various contracts under which the shares were issued. If the Company’s net losses continue, or if requests for repurchases of redeemable common stock increase significantly, a cash shortfall could occur. Management believes that existing cash and investment balances, together with anticipated cash flows from operations, will provide sufficient funding for the foreseeable future. However, in the event that a shortfall was to occur, management believes that adequate financing or equity investment could be obtained to meet the Company’s cash flow needs.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Index to Exhibits

Exhibit 10.1 Amendment Twenty to the Marketing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated May 2001.

Exhibit 10.2 Amendment Nineteen to the Insurance Processing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated May 2001.

Exhibit 11.1 Computation of Loss Per Share —Basic and Diluted

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the current quarter:

Current Report on Form 8-K dated December 27, 2000 and filed January 11, 2001 reporting the Company’s sale of a building was filed pursuant to Item 2 (Acquisition or Disposition of Assets).

Current Report on Form 8-K dated December 8, 2000 and filed February 8, 2001 reporting the Company’s purchase of the assets of Values Financial Network, Inc. was filed pursuant to Item 5 (Other Events).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAN HOLDING CORP.

Date: May 18, 2001	Signature:	/s/ R. Preston Pitts R. Preston Pitts President and Chief Operating Officer

Date: May 18, 2001	Signature:	/s/ G. Steven Taylor G. Steven Taylor Chief Financial Officer