Form 10-K/A
period 1999-12-31
REGAN HOLDING CORP
filed 2001-06-29
CIK 870069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K / A
(Amendment No. 2)

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

Index to Exhibits on Page 39

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

DOCUMENTS INCORPORATED BY REFERENCE

PART I

Restatement of Financial Results

      In connection with a review of Regan Holding Corp.’s (the “Company’s”) stock option program, the Company re-evaluated its accounting for stock options granted to non-employees. As a result, the Company has restated its 1999 and 2000 results (see Note 1 to the Consolidated Financial Statements).

      Financial statement information and related disclosures included in this amended filing (“Amendment No. 2”) reflect, where appropriate, changes as a result of the restatements.

      No other significant modifications have been made to this amended filing, nor has other information presented in this document been updated since the original filing, except for disclosures related to our purchase in June 2001 of the building which houses our headquarters.

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

Update for Amendment No. 2

      In June 2001, the Company purchased the building which houses its headquarters in Petaluma, California, which is described above.

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

Item 6. Selected Consolidated Financial Data

	Year Ended December 31,

	1999	1998	1997	1996	1995

	(Restated) (2)
Selected Income Statement Data:

Total Revenue	$50,030,617	$45,935,164	$21,883,482	$17,508,601	$16,800,554

Net Income	3,635,142	9,770,208	3,150,454	2,714,495	4,858,620

Earnings Per Share-Basic	.11	.37	.12	.10	.18

Earnings Per Share-Diluted	.10	.36	.12	.10	.18

Selected Balance Sheet Data:

Total Assets	$47,143,704	$31,286,013	$19,280,941	$15,424,902	$12,304,801

Total Non-current Liabilities	4,258,492	662,808	281,894	316,741	304,557

Total Long-term Debt	2,256,418	132,285	132,285	132,285	132,285

Total Liabilities	14,904,343	6,364,743	3,621,380	2,519,866	1,762,924

Redeemable Common Stock	11,563,285	11,225,431	11,842,651	12,343,001	12,682,750

Shareholders’ Equity (Deficit)	20,676,076	13,695,839	3,816,910	562,035	(2,140,873)

Cash Dividends Declared	—	—	—	—	—

	Year Ended December 31,

	1999	1998	1997	1996	1995

Selected Operating Data:
Total Premium

Placed Inforce(1)	$1.62 billion	$1.65 billion	$777.3 million	$626.8 million	$620.0 million
Total No. of Policies

Placed Inforce(1)	28,000	31,900	15,060	11,144	12,167

(1)	Inforce premium and policies are actually statistics of the Carriers but represent factors which directly affect the Company’s revenue.
(2)	Refer to Note 1c in the Consolidated Financial Statements.

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

      The table below presents information about the Company’s operating segments for the years ended December 31, 1999, 1998 and 1997:

	Legacy	Legacy
	Marketing	Financial	LifeSurance	Regan Holding
	Group	Services, Inc.	Corp.	(stand-alone)	Other	Total

		(Restated)		(Restated)		(Restated)
Year Ended December 31, 1999

Total revenue	$48,117,700	$1,694,680	$202,694	$12,921	$2,622	$50,030,617

Total expenses	34,291,486	1,554,463	1,599,671	7,612,976	28,602	45,087,198

Operating income (loss)	13,826,214	140,217	(1,396,977)	(7,600,055)	(25,980)	4,943,419

Other income	1,202,854	3,155	839	17,201	4,630	1,228,679

Income (loss) before tax	15,029,068	143,372	(1,396,138)	(7,582,854)	(21,350)	6,172,098

Tax provision (benefit)	5,413,341	(83,000)	(533,636)	(2,255,802)	(3,947)	2,536,956

Net income (loss)	$9,615,727	$226,372	$(862,502)	$(5,327,052)	$(17,403)	$3,635,142

Year Ended December 31, 1998

Total revenue	$45,113,652	$821,512	$—	$—	$—	$45,935,164

Total expenses	27,649,023	861,486	—	2,447,635	1,922	30,960,066

Operating income (loss)	17,464,629	(39,974)	—	(2,447,635)	(1,922)	14,975,098

Other income (loss)	1,220,313	1,439	—	(720)	—	1,221,032

Income (loss) before tax	18,684,942	(38,535)	—	(2,448,355)	(1,922)	16,196,130

Tax provision (benefit)	6,880,139	(128,953)	—	(326,181)	917	6,425,922

Net income (loss)	$11,804,803	$90,418	$—	$(2,122,174)	$(2,839)	$9,770,208

Year Ended December 31, 1997

Total revenue	$21,571,588	$311,894	$—	$—	$—	$21,883,482

Total expenses	15,011,972	653,926	—	1,569,086	613	17,235,597

Operating income (loss)	6,559,616	(342,032)	—	(1,569,086)	(613)	4,647,885

Other income (loss)	715,168	—	—	(17,575)	—	697,593

Income (loss) before tax	7,274,784	(342,032)	—	(1,586,661)	(613)	5,345,478

Tax provision (benefit)	2,420,753	(230,335)	—	4,322	284	2,195,024

Net income (loss)	$4,854,031	$(111,697)	$—	$(1,590,983)	$(897)	$3,150,454

Total assets December 31, 1999	$27,527,585	$1,327,639	$1,136,184	$16,918,845	$233,451	$47,143,704

December 31, 1998	$21,777,580	$823,714	$—	$7,985,393	$699,326	$31,286,013

       “Other” segments above include Legacy Advisory Services, Inc. and Legacy Reinsurance Company. These entities’ operations do not currently represent amounts that are material to our results and, accordingly, were not separated for purposes of this disclosure.

Analysis of Regan Holding Corp. Consolidated

      Results of Operations — Our consolidated net income decreased approximately $6.1 million in 1999, compared to 1998, primarily due to increases in LMG expenses, as discussed below. Consolidated net income increased approximately $6.6 million in 1998, compared to 1997, and is primarily attributable to increases in LMG revenue, as discussed below.

Analysis of Legacy Marketing Group

      Results of Operations — LMG’s net income decreased approximately $2.1 million in 1999 compared to 1998 primarily due to increases in expenses, as discussed below. In 1998, however, LMG’s net income increased approximately $6.9 million compared to 1997 primarily due to increases in revenue, which are discussed below.

      Revenue — LMG’s major sources of income are marketing allowances, commission income and administrative fees from sales and administration of fixed annuity and life insurance products on behalf of the Carriers. Levels of marketing allowances and commission income are directly related to the sales volume of the Policies. Administrative fees are a function not only of product sales, but also of administration of policies inforce and other fee-based services provided by LMG. Total LMG income increased approximately $3.0 million, or 6.7%, in 1999 compared to 1998, and increased approximately $23.5 million, or 109.1%, in 1998 compared to 1997. The increases are primarily attributable to changes in product mix and fluctuations in premium placed inforce for the Carriers, as discussed below.

      LMG marketing allowances and commission revenue, combined, increased approximately $1.1 million, or 3.0%, during 1999 compared to 1998 due to the continued shift in product mix to products that yielded higher marketing allowances and commission income, such as life insurance products. The increase in life insurance premium placed inforce reached $10.9 million in 1999, up 60.6% from $6.8 million in 1998. This increase was offset by the effect of a decrease in overall premium placed inforce for the Carriers of approximately $37.0 million, or 2.3%, primarily due to reduced sales of fixed annuities during the second half of the year. This decrease is primarily attributable to the poor performance of bond investments associated with the annuities’ crediting rates and to lower than anticipated market acceptance of the VisionMark IITM annuity, which was introduced in 1999 to replace the original VisionMarkTM annuity. LMG marketing allowances and commission revenue, combined, increased approximately $20.4 million, or 115.1%, in 1998 compared to 1997 primarily due to increases in the volume of sales by LMG’s distribution network for the Carriers. Premium placed inforce for the Carriers totaled $1.6 billion in 1998, an increase of 112.6% from 1997. Also contributing to the increase from 1997 to 1998 was the shift in product mix to products that yielded higher marketing allowances and commission income.

      Administrative fees increased approximately $2.0 million, or 29.6%, from 1998 to 1999, and increased approximately $3.1 million, or 84.9%, in 1998 compared to 1997, primarily due to increases in the number of Policies sold and administered during the respective periods and to a continued shift in Policies administered to those that generate higher administrative fees.

      In 1999, LMG marketed and administered insurance products for three Carriers, American National, IL Annuity, and Transamerica. In 1999, approximately 10.5%, 73.5%, and 11.3% of LMG’s total consolidated revenue resulted from agreements with American National, IL Annuity, and Transamerica, respectively (LMG did not market or administer products for Transamerica until the third quarter of 1998), compared to approximately 12.7%, 79.9%, and 1.7% in 1998, respectively, and approximately 36.2% and 57.0% with American National and IL Annuity, respectively, in 1997. In addition, during the fourth quarter of 1999, 20.6% of our total consolidated revenue resulted from agreements with Transamerica. These shifts in sales mix from American National to IL Annuity in 1998 from 1997 and the shift from IL Annuity to Transamerica in 1999 from 1998 are attributable to favorable acceptance of the respective Carrier’s products in the marketplace.

      Although LMG markets and administers several fixed annuity and life insurance products on behalf of the Carriers, its revenues are derived primarily from sales and administration of certain fixed annuity products. During 1999, 1998, and 1997, 56.2%, 70.6%, and 52.4% respectively, of our total consolidated revenues resulted from LMG sales of one fixed annuity. However, during the fourth quarter of 1999, 17.8% of our total consolidated revenues resulted from sales of another fixed annuity product primarily due to strong market acceptance of this product. This sales trend is expected to continue for the foreseeable future.

      Expenses — Total LMG expenses increased approximately $6.6 million, or 24.0%, during 1999 compared to 1998, and increased approximately $12.6 million, or 84.2%, during 1998 compared to 1997. These increases are primarily due to increases in compensation, sales promotion and support, and professional fees, as discussed below.

      As a service organization, LMG’s primary expenses are salaries and related employee benefits. These expenses increased approximately $3.9 million, or 23.6%, in 1999 from 1998, and increased $6.6 million, or 65.6%, in 1998 compared to 1997. These increases primarily resulted from increases in the number of employees, which are largely attributable to preparation for, and accommodation of, increases in sales. Salaries and benefits also increased due to increases in bonuses in 1998, which are tied to net income, to the addition of personnel at higher pay levels in both 1999 and 1998, and to normal pay increases for existing employees.

      Sales promotion and support expense consists primarily of costs related to LMG’s annual national sales conventions, various sales and training events, and incentives paid to Producers to stimulate sales. Also included in sales and promotion support expense is the cost of designing and printing sales brochures for use by Producers. It is expected that these expenses will continue to be a major element of LMG’s cost structure, as attendance at the national sales conventions increases, as the number of Producers marketing products for LMG increases, and as new products are introduced. This expense increased approximately $1.2 million, or 22.2%, in 1999 from 1998 and increased approximately $2.9 million, or 120.3%, in 1998 from 1997. These increases are primarily attributable to increased incentives paid to Producers to stimulate sales and increased printing costs related to the introduction of new products and enhancements to existing products.

      Occupancy expense consists primarily of office building and equipment leasing costs. These expenses increased approximately $1.1 million, or 164.9%, in 1999 compared to 1998, and increased approximately $217,000, or 51.5%, in 1998 compared to 1997 primarily due to the leasing of new office space during 1999 and 1998 and to overall increases in telephone, utilities, and other related expenses that correspond with increases in sales and employment, as discussed above.

      Professional fees decreased approximately $749,000, or 33.3%, in 1999 from 1998 and increased approximately $1.8 million, or 400.8%, in 1998 from 1997. These changes from 1998 amounts are primarily due to expenses associated with a $1.1 million settlement of litigation in 1998. Excluding the cost of this settlement, professional fees increased by approximately $355,000 in 1999 from 1998 and increased approximately $695,000 in 1998 from 1997 primarily due to increased consulting fees related to various information systems enhancement projects.

      Depreciation and amortization expenses increased approximately $237,000, or 235.4%, in 1999 compared to 1998 and increased approximately $97,000, or 2,434.5%, in 1998 compared to 1997 primarily due to acquisitions of fixed assets. Such acquisitions were necessary primarily to improve newly leased office space and to accommodate increases in employment, as discussed above.

      Courier and postage, stationery and supplies, equipment, and miscellaneous expenses increased in 1999 compared to 1998 and in 1998 compared to 1997 primarily due to overall increases in the volume of business, increases in employment, and newly leased office space, all of which are discussed above.

Analysis of Legacy Financial Services, Inc.

      Results of Operations — LFS’ net income increased approximately $136,000, or 150.4%, in 1999 compared to 1998. Net income of approximately $90,000 in 1998 represented an approximate $202,000 shift from net losses of approximately $112,000 in 1997. These fluctuations are primarily attributable to increases in revenue, offset by increases in expenses, as discussed below.

      Revenue — LFS’ major source of revenue is commission income, which is generated through sales of variable life and annuity products, mutual funds, and debt and equity securities. Levels of commission income are directly related to the volume of sales of such products. Total LFS revenue increased approximately $873,000, or 106.3%, in 1999 from 1998, and increased approximately $510,000, or 163.4%, in 1998 from 1997. These increases are attributable to increases in the volume of sales by LFS’ distribution network of registered representatives in 1999 and 1998, respectively. Also contributing to increases in commission income were shifts to sales by representative networks from which LFS retains a higher net commission.

      Expenses — Total LFS expenses increased approximately $693,000, or 80.4%, in 1999 from 1998 and increased approximately $208,000, or 31.7%, in 1998 from 1997 primarily due to increases in salaries and related benefits and sales promotion and support. As a service organization, LFS operating expenses consist primarily of salaries and related employee benefits. These expenses increased approximately $315,000, or 47.5%, in 1999 from 1998, and increased approximately $228,000, or 52.4%, in 1998 from 1997, primarily due to increases in the number of employees to accommodate increases in sales volume, the addition of personnel at higher pay levels, and regular annual pay increases. Sales promotion and support expenses increased approximately $269,000 or 474.3% in 1999 from 1998 and approximately $26,000 or 31.5% from 1998 to 1997, primarily due to increased costs related to sales meetings and training activities necessary to support increased sales volume.

Analysis of LifeSurance Corporation

      Results of Operations — In 1998 and 1997, Producer seminar revenue and expenses were reported in LMG’s results and it is impractical to present them separately for comparative purposes in this analysis. In 1999, these operations were reported in LifeSurance Corporation’s results and generated net losses of approximately $900,000.

Analysis of Regan Holding Corp. (stand-alone)

      Results of Operations — Regan Holding Corp. recorded net losses of approximately $5.3 million in 1999 compared to a net loss of approximately $2.1 million during 1998, and approximately $1.6 million during 1997. These increased losses are primarily attributable to increased expenses, partially offset by increased revenues, as discussed below.

      Revenue — Regan Holding Corp’s revenue consists primarily of rental revenue from an office building that was purchased in mid-1999. The building was leased to unaffiliated tenants during the fourth quarter of 1999, which resulted in revenue of approximately $13,000 in 1999 compared to no revenue in 1998 or 1997.

      Expenses — Regan Holding Corp’s expenses increased approximately $5.2 million or 211.0%, in 1999 from 1998 and increased approximately $879,000, or 56.0%, in 1998 from 1997. The increase in 1999 expenses is primarily due to: (i) $4.2 million in stock option expense related to stock options granted to LMG producers during 1999 and 1998; (ii) awards of the Company’s common stock to Producers, which resulted in recognition of approximately $420,000 in related expenses; and (iii) increases in legal and consulting fees related to various parent company strategic planning projects. The increase in 1998 expenses compared to 1997 is primarily due to increased depreciation and occupancy costs. Increased depreciation resulted from acquisition of leasehold improvements and computer hardware that were necessary to improve newly leased office space and to accommodate increases in employment. The increase in occupancy expense is primarily attributable to the addition of leased office space related to the increase in employees.

Liquidity and Capital Resources

     The Company’s ability to mobilize its assets remained strong at December 31, 1999 and 1998, with cash and short-term investment grade securities representing 46.6% and 73.2% of the Company’s total consolidated assets, respectively. At December 31, 1999, the Company’s investment portfolio included a $12 million investment in Indianapolis Life Group of Companies (“Indianapolis Group”), an affiliate of IL Annuity, which represents 25.5% of the Company’s total assets. In the first quarter of 2000, the Indianapolis Group repurchased the equity securities from the Company for approximately $12.5 million, pursuant to the terms of the investment agreement under which the securities were purchased.

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

Update for Amendment No. 2

      In June 2001, the Company purchased the building at its headquarters in Petaluma, California, for approximately $10.6 million. In conjunction with the acquisition, the Company paid cash of approximately $5.9 million by applying proceeds from a note receivable, and entered into a loan payable for approximately $4.7 million. The loan bears interest at an adjusted LIBOR rate plus 3.5%. Interest payments are due monthly until the principal balance is repaid in December 2001. The principal balance may be repaid without penalty or the Company may extend the maturity date of the loan to June 2002. The Company intends to obtain financing with more favorable terms during the third quarter of 2001. However, there can be no assurances that the refinancing will occur, or that the terms will be more favorable.

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

	Original Cost	Fair Value

December 31, 1999	$4,382,927	$3,768,569

December 31, 1998	$5,139,732	$5,014,411

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

As discussed in Note 1(c) to the financial statements, the 1999 financial statements have been restated to reflect revised stock option expense related to the Company's non-employee incentive stock option plan.

Our audits were conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information on pages 34 to 36 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position and results of operations of the individual companies. Accordingly, we do not express an opinion on the financial position and results of operations. However, the consolidating information on pages 34 to 36 has been subjected to the auditing procedures applied to the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

PricewaterhouseCoopers LLP

San Francisco, California

March 23, 2000, except for Note 1(c) and the third paragraph of Note 18, as to which the date is June 20, 2001.

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,

	1999	1998

	(Restated)
Assets

Cash and cash equivalents	$1,094,759	$5,916,731

Investments	20,861,973	16,987,628

Accounts receivable	2,625,867	1,704,265

Prepaid expenses	516,759	768,913

Income taxes receivable	2,893,701	884,089

Deferred income taxes-current	895,841	359,421

Marketing supplies inventory	706,418	385,616

Total current assets	29,595,318	27,006,663

Net fixed assets	12,168,135	2,982,267

Deferred income taxes-non current	2,582,301	904,974

Software licensing fees	779,375	—

Other assets	2,018,575	392,109

Total non-current assets	17,548,386	4,279,350

Total assets	$47,143,704	$31,286,013

Liabilities, redeemable common stock, and shareholders’ equity

Liabilities

Accounts payable	$435,999	$418,821

Accrued sales convention costs	2,248,913	894,713

Accrued liabilities	4,227,137	4,388,401

Margin loan payable	3,088,918	—

Software licensing fees payable	537,500	—

Other current liabilities	107,384	—

Total current liabilities	10,645,851	5,701,935

Loan payable	2,256,418	132,285

Incentive compensation payable	469,720	530,523

Deferred compensation payable	1,364,713	—

Other liabilities	167,641	—

Total non-current liabilities	4,258,492	662,808

Total liabilities	14,904,343	6,364,743

Commitments and Contingencies (Note 10)	—	—

Redeemable common stock, Series A and B	11,563,285	11,225,431

Shareholders’ equity

Preferred stock, no par value:

Authorized: 100,000,000 shares; no shares issued or outstanding	—	—

Series A common stock, no par value:

Authorized: 45,000,000 shares; issued and outstanding: 20,863,520 and 20,530,224 shares at December 31, 1999 and 1998, respectively	3,659,367	3,248,874

Paid-in capital from retirement of common stock	927,640	888,109

Paid-in capital from producer stock options	4,276,000	25,000

Retained earnings	12,385,173	9,587,775

Accumulated other comprehensive income-net	(572,104)	(53,919)

Total shareholders’ equity	20,676,076	13,695,839

Total liabilities, redeemable common stock and shareholders’ equity	$47,143,704	$31,286,013

See accompanying notes to consolidated financial statements

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Statements of Income

	For the Year Ended December 31,

	1999	1998	1997

	(Restated)
Revenue

Marketing allowances	$25,477,344	$26,229,937	$12,386,755

Commissions	15,395,259	12,651,358	5,609,078

Administrative fees	8,637,245	6,664,224	3,603,708

Seminar fees	381,319	263,785	220,406

Other	139,450	125,860	63,535

Total revenue	50,030,617	45,935,164	21,883,482

Expenses

Salaries and related benefits	22,216,897	17,371,780	10,512,259

Sales promotion and support	7,734,997	5,520,798	2,565,200

Producer stock options	4,251,000	—	—

Professional fees	2,373,084	2,617,377	712,129

Occupancy	2,193,632	1,149,787	887,608

Depreciation and amortization	1,754,865	1,323,052	698,556

Equipment	1,019,075	586,164	369,706

Courier and postage	1,008,502	702,612	480,175

Stationery and supplies	954,358	753,397	399,140

Travel and entertainment	707,776	594,224	329,611

Insurance	399,929	169,524	165,028

Miscellaneous	473,083	171,351	116,185

Total expenses	45,087,198	30,960,066	17,235,597

Operating income	4,943,419	14,975,098	4,647,885

Other income

Investment income — net	1,228,679	1,221,032	697,593

Income before income taxes	6,172,098	16,196,130	5,345,478

Provision for income taxes	2,536,956	6,425,922	2,195,024

Net income	$3,635,142	$9,770,208	$3,150,454

Earnings per share

Weighted average shares outstanding — basic	26,393,679	26,543,535	26,895,594

Basic earnings per share	$.11	$.37	$.12

Weighted average shares outstanding — diluted	27,760,140	27,187,436	26,895,594

Diluted earnings per share	$.10	$.36	$.12

See accompanying notes to consolidated financial statements

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

			Paid-in	Paid-in
			Capital from	Capital	Retained	Accumulated
			Retirement of	from	Earnings	Other
	Series A	Common Stock	Common	Producer	(Accumulated	Comprehensive
	Shares	Amount	Stock	Options	Deficit)	Income	Total

Balance				(Restated)	(Restated)		(Restated)

January 1, 1997	20,800,791	$3,532,071	$310,110	$—	$(3,332,887)	$52,741	$562,035

Comprehensive income:

Net income					3,150,454		3,150,454

Net unrealized losses on investments						(93,509)	(93,509)

Less:

Losses included in net income						13,499	13,499

Deferred taxes on net unrealized losses						32,139	32,139

Total comprehensive income							3,102,583

Retirement upon redemption	(186,777)	(149,157)	301,449				152,292

Balance

December 31, 1997	20,614,014	3,382,914	611,559	—	(182,433)	4,870	3,816,910

Comprehensive income:

Net income					9,770,208		9,770,208

Net unrealized losses on investments						(153,304)	(153,304)

Less:

Losses included in net income						54,633	54,633

Deferred taxes on net unrealized losses						39,882	39,882

Total comprehensive income							9,711,419

Retirement upon redemption	(83,790)	(134,040)	276,550				142,510
Producer stock option expense				25,000			25,000

Balance

December 31, 1998	20,530,224	3,248,874	888,109	25,000	9,587,775	(53,919)	13,695,839

Comprehensive income:

Net income					3,635,142		3,635,142

Net unrealized losses on investments						(800,296)	(800,296)

Less:

Gains included in net income						(60,007)	(60,007)

Deferred taxes on net unrealized losses						342,118	342,118

Total comprehensive income							3,116,957

Retirement upon redemption	(69,788)	(81,456)	39,531		(50,488)		(92,413)

Accretion of redeemable common stock to redemption value					(787,256)		(787,256)

Issuance of common stock	403,084	491,949					491,949
Producer stock option expense				4,251,000			4,251,000

Balance
December 31, 1999	20,863,520	$3,659,367	$927,640	$4,276,000	$12,385,173	$(572,104)	$20,676,076

See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended December 31,

	1999	1998	1997

	(Restated)
Cash flows from operating activities:

Net Income	$3,635,142	$9,770,208	$3,150,454

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of fixed assets	1,665,482	1,252,116	632,781

Amortization of intangible assets	89,383	70,936	65,775

Common stock awarded to producers	419,905	—	—

Producer stock option expense	4,251,000	25,000	—

Amortization/accretion of investments	(9,802)	(73,118)	(68,761)

Realized gains (losses) on sales of investments	60,007	(54,633)	(13,499)

Realized loss on sale of fixed assets	—	—	19,603

Changes in operating assets and liabilities:

Accounts receivable	(921,602)	(464,959)	(727,596)

Prepaid expenses	252,154	(195,981)	(210,982)

Income taxes receivable and payable	(2,009,612)	(1,273,650)	569,307

Deferred tax assets	(1,871,629)	47,401	360,375

Marketing supplies inventory	(320,802)	(156,763)	23,126

Software licensing fees	(241,875)	—	—

Accounts payable	17,178	74,750	173,333

Accrued sales convention costs	1,354,200	(331,456)	400,613

Accrued liabilities	(161,264)	3,008,716	172,854

Other operating assets and liabilities	469,959	406,676	50,959

Net cash provided by operating activities	6,677,824	12,105,243	4,598,342

Cash flows from investing activities:

Purchases of investments	(13,461,328)	(15,396,140)	(20,404,456)

Proceeds from sales and maturities of investments	8,676,474	6,129,871	20,667,228

Purchases of fixed assets	(10,851,351)	(1,624,059)	(1,521,320)

Payments for organization costs	—	(17,806)	—

Net cash used in investing activities	(15,636,205)	(10,908,134)	(1,258,548)

Cash flows from financing activities:

Proceeds from loan payable	2,132,500	—	—

Payments toward loan payable	(8,368)	—	—

Proceeds from margin loan	3,500,000	—	—

Payments toward margin loan payable	(455,221)	—	—

Payment for building loan reserve	(562,730)

Payments for redemption of common stock	(541,816)	(474,710)	(348,058)

Proceeds from stock option exercises	72,044	—	—

Net provided by (used in) in financing activities	4,136,409	(474,710)	(348,058)

Net (decrease) increase in cash and cash equivalents	(4,821,972)	722,399	2,991,736

Cash and cash equivalents, beginning of

period	5,916,731	5,194,332	2,202,596

Cash and cash equivalents, end of period	$1,094,759	$5,916,731	$5,194,332

Supplemental cash flow information:

Taxes Paid	$5,835,000	$7,201,000	$1,265,025

Interest Paid	$172,836	$19,873	$18,695

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

  c.  Restatement of Financial Results

      During the year ended December 31, 2000, the Company recorded stock option expense of $1,384,000 related to 2,132,507 stock options granted to non-employees in January 2000 pursuant to Regan Holding Corp.’s Producer Stock Option and Award plan (See Note 12). The number of options granted was based on the non-employees’ sales performance during 1999. In connection with a review of the Company’s stock option program, the Company determined that this expense should have been recorded during the calendar year preceding the grant date, based on the non-employees’ performance and the current fair value of options earned at each interim reporting date. As a result, the Consolidated Statement of Income for the year ended December 31, 1999 has been restated to reflect $1,384,000 in sales promotion and support expense related to the January 2000 stock option grants.

       The effects of the restatement of the stock option expense on the Company’s Consolidated Financial Statements for the period ending December 31, 1999 are as follows:

      Statement of Income Data:

	For the Year Ended
	December 31, 1999

	As
	originally
	reported	As restated

Total revenue	$50,030,617	$50,030,617

Total expenses	43,703,198	45,087,198

Operating income	6,327,419	4,943,419

Other income	1,228,679	1,228,679

Income before income taxes	7,556,098	6,172,098

Provision for income taxes	3,088,264	2,536,956

Net income	$4,467,834	$3,635,142

Basic earnings per share	$.17	$.11

Diluted earnings per share	$.16	$.10

      Balance Sheet Data:

	December 31, 1999

	As
	originally
	reported	As restated

Total assets	$46,592,396	$47,143,704

Total liabilities	$14,904,343	$14,904,343

Redeemable common stock	$11,563,285	$11,563,285

Shareholders’ equity	$20,124,768	$20,676,076

  d.  Revenue Recognition

      Marketing allowances and commissions are recognized when policies become inforce. Administrative fees are recognized on a per transaction basis as services are performed.

  e.  Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand and in banks and short-term investments with an original maturity of 90 days or less. The short-term investments included in cash and cash equivalents are carried at market value.

  f.  Investments

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

  g.  Fixed Assets

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

  h.  Redeemable Common Stock

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

  l.  Reclassifications

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

12.  Stock Options and Stock Awards (Restated)

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

      Producer Option Plan — Under the Regan Holding Corp. Producer Stock Option and Award plan (the “Producer Option Plan”), the Company may grant to LMG producers and LFS registered representatives (both groups are non-employees) non-qualified stock options (the “Producer Options”) to purchase the Company’s common stock. 9,500,000 shares have been reserved for grant under the Producer Option Plan. The Producer Options granted through June 1999 vested ratably over the five years following grant. During the second quarter of 1999, however, the Company waived the Producer Options’ vesting provisions, thereby converting the Producer Options from “variable” to “fixed” options pursuant to guidance proscribed in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as interpreted by Emerging Issues Task Force Issue 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring or in Conjunction With Selling Goods and Services. As a result, the Company recorded $2,867,000 of expense during 1999 representing management’s estimate of the fair value of all Producer Options at the date that the vesting provisions were waived. In addition, in January 2000 the Company granted 2,132,507 stock options to Producers based on the Producer’s sales performance during 1999. As a result, the Company recorded $1,384,000 of sales promotion and support expense during 1999 related to the January 2000 stock option grants. The fair value of all the options was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates ranging from

5.3% to 6.6%, expected volatility ranging from 27.7% to 39.5%, and expected lives ranging from one to six years. A dividend yield assumption was not applicable, as the Company’s stock is not publicly traded nor does the Company pay dividends. All Producer Options granted after June 1999 were immediately vested upon grant. Producer Options generally expire in six years.

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

		Earnings	Earnings
	Net	per Share-	per Share-
	Income	Basic	Diluted

	(Restated)	(Restated)	(Restated)
December 31, 1999

As reported	$3,635,142	$0.11	$0.10

Pro-Forma	$3,423,018	$0.10	$0.09
December 31, 1998

As reported	$9,770,208	$0.37	$0.36

Pro-Forma	$9,727,809	$0.37	$0.36

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

During the first quarter of 2000, the Company granted 2,146,800 options to employees under the Employee Option Plan.

13.  Income Taxes (Restated)

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

      The provisions for federal and state income taxes consist of amounts currently payable and amounts deferred which, for the periods indicated, are shown below:

	For the Year Ended December 31,

	1999	1998	1997

	(Restated)
Current income taxes:

Federal	$3,481,693	$5,002,541	$1,262,317

State	926,890	1,375,980	572,332

Total current	4,408,583	6,378,521	1,834,649

Deferred income taxes:

Federal	(1,523,675)	55,818	405,951

State	(347,952)	(8,417)	(45,576)

Total deferred	(1,871,627)	47,401	360,375

Provision for income taxes	$2,536,956	$6,425,922	$2,195,024

      The Company’s deferred tax assets (liabilities) consist of the following:

	December 31,

	1999	1998

	(Restated)
Alternative minimum tax credit carryforward	$319,236	$373,620

Sales incentive trip accrual	895,841	359,424

Fixed asset depreciation	(703,713)	130,115

Producer stock option expense and deferred compensation	2,412,791	223,165

Capital loss, net of valuation allowance of $23,864 and $0, respectively	—	—

Other	553,987	178,071

Total deferred tax assets	$3,478,142	$1,264,395

      The provisions for income taxes differ from the provisions computed by applying the statutory federal income tax rate (34%) to income before taxes, as follows:

	For the Year Ended December 31,

	1999	1998	1997

	(Restated)
Federal income taxes due at statutory rate (34%)	$2,098,516	$5,566,612	$1,817,462

Increases (reductions) in income taxes resulting from:

State franchise taxes, net of federal income tax benefit	412,218	907,981	375,892

Other	26,222	(48,671)	1,670

Provision for income taxes	$2,536,956	$6,425,922	$2,195,024

As of December 31, 1999, the Company also has, for income tax purposes, $319,236, in alternative minimum tax credits which can be used to reduce income taxes in subsequent years to the extent regular tax exceeds tentative minimum tax. The credits generally have no expiration date.

14.  Earnings per Share (Restated)

      Following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculations. No potentially dilutive securities existed prior to January 1, 1998.

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

	(Restated)		(Restated)
For the year ended December 31, 1999
Basic earnings per share

Income available to common shareholders	$3,635,142
Accretion of redeemable common stock	(787,256)
Income available to common shareholders	2,847,886	26,393,679	$0.11
Effective of dilutive securities

Employee and producer stock options	—	1,366,461

Diluted earnings per share	$2,847,886	27,760,140	$0.10

For the year ended December 31, 1998
Basic earnings per share

Income available to common shareholders	$9,770,208	26,543,535	$0.37
Effective of dilutive securities

Employee and producer stock options	—	643,901

Diluted earnings per share	$9,770,208	27,187,436	$0.36

      Options to purchase 76,900 shares of common stock at $1.39 per share were outstanding during the second half of 1999 and remained outstanding at December 31, 1999, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the year.

15.  Segment Information (Restated)

      The Company has identified its reportable segments based on its method of internal reporting and segregates its business into four primary reportable segments: Legacy Marketing Group, Legacy Financial Services, Inc., LifeSurance Corporation, and Regan Holding (stand-alone). The presentation of the segments has changed compared to previously reported information. In 1998 and 1997, producer seminar revenue and expenses were reported in Legacy Marketing Group’s results and it is impractical to present them separately for comparative purposes in this footnote. In 1999, these operations were reported in LifeSurance Corporation’s results.

       The financial results of the Company’s operating segments are presented on an accrual basis. There are no significant differences between the accounting policies of the segments as compared to the Company’s consolidated financial statements. Intersegment sales are generally accounted for at amounts comparable to sales to unaffiliated customers, and are eliminated in consolidation. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies, as discussed in Note 1. Certain items are maintained on the records of Regan Holding Corp. (stand-alone) and are not allocated to the segments. They primarily include most of the Company’s fixed asset depreciation and amortization, as well as certain stock option and stock award expenses.

      The table below presents information about the Company’s operating segments for the years ended December 31, 1999, 1998 and 1997:

	Legacy	Legacy
	Marketing	Financial	LifeSurance	Regan Holding
	Group	Services, Inc.	Corp.	(stand-alone)	Other	Total

		(Restated)		(Restated)		(Restated)
Year Ended December 31, 1999

Total revenue	$48,117,700	$1,694,680	$202,694	$12,921	$2,622	$50,030,617

Total expenses	34,291,486	1,554,463	1,599,671	7,612,976	28,602	45,087,198

Operating income (loss)	13,826,214	140,217	(1,396,977)	(7,600,055)	(25,980)	4,943,419

Other income	1,202,854	3,155	839	17,201	4,630	1,228,679

Income (loss) before tax	15,029,068	143,372	(1,396,138)	(7,582,854)	(21,350)	6,172,098

Tax provision (benefit)	5,413,341	(83,000)	(533,636)	(2,255,802)	(3,947)	2,536,956

Net income (loss)	$9,615,727	$226,372	$(862,502)	$(5,327,052)	$(17,403)	$3,635,142

Year Ended December 31, 1998

Total revenue	$45,113,652	$821,512	$—	$—	$—	$45,935,164

Total expenses	27,649,023	861,486	—	2,447,635	1,922	30,960,066

Operating income (loss)	17,464,629	(39,974)	—	(2,447,635)	(1,922)	14,975,098

Other income (loss)	1,220,313	1,439	—	(720)	—	1,221,032

Income (loss) before tax	18,684,942	(38,535)	—	(2,448,355)	(1,922)	16,196,130

Tax provision (benefit)	6,880,139	(128,953)	—	(326,181)	917	6,425,922

Net income (loss)	$11,804,803	$90,418	$—	$(2,122,174)	$(2,839)	$9,770,208

Year Ended December 31, 1997

Total revenue	$21,571,588	$311,894	$—	$—	$—	$21,883,482

Total expenses	15,011,972	653,926	—	1,569,086	613	17,235,597

Operating income (loss)	6,559,616	(342,032)	—	(1,569,086)	(613)	4,647,885

Other income (loss)	715,168	—	—	(17,575)	—	697,593

Income (loss) before tax	7,274,784	(342,032)	—	(1,586,661)	(613)	5,345,478

Tax provision (benefit)	2,420,753	(230,335)	—	4,322	284	2,195,024

Net income (loss)	$4,854,031	$(111,697)	$—	$(1,590,983)	$(897)	$3,150,454

Total assets December 31, 1999	$27,527,585	$1,327,639	$1,136,184	$16,918,845	$233,451	$47,143,704

December 31, 1998	$21,777,580	$823,714	$—	$7,985,393	$699,326	$31,286,013

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

      In June 2001, the Company purchased the building at its headquarters in Petaluma, California, for approximately $10.6 million. In conjunction with the acquisition, the Company paid cash of approximately $5.9 million by applying proceeds from a note receivable, and entered into a loan payable for approximately $4.7 million. The loan bears interest at an adjusted LIBOR rate plus 3.5%. Interest payments are due monthly until the principal balance is repaid in December 2001. The principal balance may be repaid without penalty or the Company may extend the maturity date of the loan to June 2002.

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidating Balance Sheet
December 31, 1999

			Legacy		Legacy
	Regan	Legacy	Financial		Advisory	Legacy	Combined
	Holding	Marketing	Services,	LifeSurance	Services,	Reinsurance	December 31,
	Corp.	Group	Inc.	Corporation	Inc.	Company	1999

Assets	(Restated)		(Restated)				(Restated)

Cash and cash equivalents	$450,749	$(138,068)	$416,243	$348,090	$13,115	$4,630	$1,094,759

Investments	—	20,861,973	—	—	—	—	20,861,973

Accounts receivable	448,657	1,551,644	625,708	(146)	4	—	2,625,867

Prepaid expenses	122,033	397,346	78,667	43,713	—	—	641,759

Income taxes receivable (payable)	5,430,529	(3,034,756)	(41,409)	533,624	5,713	—	2,893,701

Intercompany receivable (payable)	(15,962,012)	15,996,961	18,136	—	(28,429)	(24,656)	—

Deferred income taxes— current	—	895,841	—	—	—	—	895,841

Marketing supplies inventory	—	691,559	14,859	—	—	—	706,418

Total current assets	(9,510,044)	37,222,500	1,112,204	925,281	(9,597)	(20,026)	29,720,318

Net fixed assets	8,097,314	3,980,657	—	90,164	—	—	12,168,135

Investment in subsidiaries	35,659,879	—	—	—	—	—	35,659,879

Deferred income taxes— non-current	1,806,833	739,218	36,250	—	—	—	2,582,301

Prepaid software licensing fees	—	779,375	—	—	—	—	779,375

Other assets	562,730	927,796	197,321	120,739	—	209,989	2,018,575

Total non-current assets	46,126,756	6,427,046	233,571	210,903		209,989	53,208,265

Total assets	$36,616,712	$43,649,546	$1,345,775	$1,136,184	$(9,597)	$189,963	$82,928,583

Liabilities

Accounts payable	$42,865	$338,859	$23,059	$31,216	$—	$—	$435,999

Accrued sales convention costs	—	2,248,913	—	—	—	—	2,248,913

Accrued liabilities	354,628	3,111,976	611,744	273,789	—	—	4,352,137

Software licensing fees payable	—	537,500	—	—	—	—	537,500

Other current liabilities	—	107,384	—	—	—	—	107,384

Margin loan payable	—	3,088,918	—	—	—	—	3,088,918

Total current liabilities	397,493	9,433,550	634,803	305,005		—	10,770,851

Loan payable	2,124,133	132,285	—	—	—	—	2,256,418

Incentive compensation payable	—	469,720	—	—	—	—	469,720

Deferred compensation payable	—	1,364,713	—	—	—	—	1,364,713

Other liabilities	—	167,641	—	—	—	—	167,641

Total non-current liabilities	2,124,133	2,134,359	—	—	—	—	4,258,492

Total liabilities	2,521,626	11,567,909	634,803	305,005	—	—	15,029,343

Commitments and contingencies	—	—	—	—	—	—	—

Redeemable common stock	11,563,285	—	—	—	—	—	11,563,285

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Consolidated
		December 31,
	Eliminations	1999

	(Restated)	(Restated)
Assets

Cash and cash equivalents	$—	$1,094,759

Investments	—	20,861,973

Accounts receivable	—	2,625,867

Prepaid expenses	(125,000)	516,759

Income taxes receivable (payable)	—	2,893,701

Intercompany receivable (payable)	—	—

Deferred income taxes—current	—	895,841

Marketing supplies inventory	—	706,418

Total current assets	(125,000)	29,595,318

Net fixed assets	—	12,168,135

Investment in subsidiaries	(35,659,879)	—

Deferred income taxes—non-current	—	2,582,301

Prepaid software licensing fees	—	779,375

Other assets		2,018,575

Total non-current assets	(35,659,879)	17,548,386

Total assets	$(35,784,879)	$47,143,704

Liabilities

Accounts payable	$—	$435,999

Accrued sales convention costs	—	2,248,913

Accrued liabilities	(125,000)	4,227,137

Software licensing fees payable	—	537,500

Other current liabilities	—	107,384

Margin loan payable		3,088,918

Total current liabilities	(125,000)	10,645,851

Loan payable	—	2,256,418

Incentive compensation payable	—	469,720

Deferred compensation payable	—	1,364,713

Other liabilities	—	167,641

Total non-current liabilities	—	4,258,492

Total liabilities	(125,000)	14,904,343

Commitments and contingencies	—	—

Redeemable common stock	—	11,563,285

			Legacy		Legacy
	Regan	Legacy	Financial		Advisory	Legacy	Combined
	Holding	Marketing	Services,	LifeSurance	Services,	Reinsurance	December 31,
	Corp.	Group	Inc.	Corporation	Inc.	Company	1999

	(Restated)		(Restated)				(Restated)
Shareholders’ equity (deficit)

Common stock	3,659,367	100,000	50,000	—	—	100,000	3,909,367

Paid-in capital from retirement of common stock	927,640	510,753	1,650,000	9,277,919	—	100,000	12,466,312

Paid-in capital from producer stock options	4,185,000	—	91,000	—	—	—	4,276,000

Retained earnings (accumulated deficit)	13,759,794	32,042,988	(1,080,028)	(8,446,740)	(9,597)	(10,037)	36,256,380

Accumulated other comprehensive income-net	—	(572,104)	—	—	—	—	(572,104)

Total shareholders’ equity	22,531,801	32,081,637	710,972	831,179	(9,597)	189,963	56,335,955

Total liabilities, redeemable common stock & shareholders’ equity (deficit)	$36,616,712	$43,649,546	$1,345,775	$1,136,184	$(9,597)	$189,963	$82,928,583

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Consolidated
		December 31,
	Eliminations	1999

	(Restated)	(Restated)
Shareholders’ equity (deficit)

Common stock	(250,000)	3,659,367

Paid-in capital from retirement of common stock	(11,538,672)	927,640

Paid-in capital from producer stock options	—	4,276,000

Retained earnings (accumulated deficit)	(23,871,207)	12,385,173

Accumulated other comprehensive income- net	—	(572,104)

Total shareholders’ equity	(35,659,879)	20,676,076

Total liabilities, redeemable common stock & shareholders’ equity (deficit)	$(35,784,879)	$47,143,704

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidating Income Statement
For the Year Ended December 31, 1999

			Legacy		Legacy		Combined
	Regan	Legacy	Financial		Advisory	Legacy	Year Ended
	Holding	Marketing	Services,	LifeSurance	Services,	Reinsurance	December 31,
	Corp.	Group	Inc.	Corporation	Inc.	Company	1999

	(Restated)		(Restated)				(Restated)
Income

Marketing allowances	$—	$25,363,487	$113,857	$—	$—	$—	$25,477,344

Commission income	—	13,900,907	1,491,835	—	2,517	—	15,395,259

Administrative fees	—	8,637,245	—	—	—	—	8,637,245

Intercompany management fee income	1,643,532	213,800	—	—	—	—	1,857,332

Seminar income	—	179,330	—	201,989	—	—	381,319

Other income	12,921	36,731	88,988	705	105	—	139,450

Total Income	1,656,453	48,331,500	1,694,680	202,694	2,622	—	51,887,949

Expenses

Salaries and related benefits	—	20,620,054	979,325	617,518	—	—	22,216,897

Sales promotion and support	449,118	6,602,008	234,422	449,089	360	—	7,734,997

Producer stock options	4,160,000	—	91,000	—	—	—	4,251,000

Professional fees	640,170	1,498,873	63,791	142,151	13,504	14,595	2,373,084

Occupancy	363,750	1,692,601	36,318	100,963	—	—	2,193,632

Depreciation and amortization	1,341,603	337,642	7,723	67,897	—	—	1,754,865

Equipment	354,498	637,097	25,415	2,065	—	—	1,019,075

Courier and postage	20,534	882,157	61,078	44,733	—	—	1,008,502

Stationery and supplies	1,335	882,978	3,489	66,436	120	—	954,358

Travel and entertainment	774	590,044	35,550	81,408	—	—	707,776

Insurance	68,481	336,425	(8,984)	4,007	—	—	399,929

Miscellaneous	212,713	211,607	25,336	23,404	—	23	473,083

Intercompany management fees	—	1,500,000	357,332	—	—	—	1,857,332

Total expenses	7,612,976	35,791,486	1,911,795	1,599,671	13,984	14,618	46,944,530

Income before income from subsidiaries	(5,956,523)	12,540,014	(217,115)	(1,396,977)	(11,362)	(14,618)	4,943,419

Income from subsidiaries	7,318,662	—	—	—	—	—	7,318,662

Operating income	1,362,139	12,540,014	(217,115)	(1,396,977)	(11,362)	(14,618)	12,262,081

Other income

Investment income-net	17,201	1,202,854	3,155	839	—	4,630	1,228,679

Income before income taxes	1,379,340	13,742,868	(213,960)	(1,396,138)	(11,362)	(9,988)	13,490,760

Provision for income taxes	(2,255,802)	5,413,341	(83,000)	(533,636)	(3,997)	50	2,536,956

Net income (loss)	$3,635,142	$8,329,527	$(130,960)	$(862,502)	$(7,365)	$(10,038)	$10,953,804

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Consolidated
		Year Ended
		December 31,
	Eliminations	1999

	(Restated)	(Restated)
Income

Marketing allowances	$—	$25,477,344

Commission income	—	15,395,259

Administrative fees	—	8,637,245

Intercompany management fee income	(1,857,332)	—

Seminar income	—	381,319

Other income	—	139,450

Total Income	(1,857,332)	50,030,617

Expenses

Salaries and related benefits	—	22,216,897

Sales promotion and support	—	7,734,997

Producer stock options	—	4,251,000

Professional fees	—	2,373,084

Occupancy	—	2,193,632

Depreciation and amortization	—	1,754,865

Equipment	—	1,019,075

Courier and postage	—	1,008,502

Stationery and supplies	—	954,358

Travel and entertainment	—	707,776

Insurance	—	399,929

Miscellaneous	—	473,083

Intercompany management fees	(1,857,332)	—

Total expenses	(1,857,332)	45,087,198

Income before income from subsidiaries	—	4,943,419

Income from subsidiaries	(7,318,662)	—

Operating income	(7,318,662)	4,943,419

Other income

Investment income-net	—	1,228,679

Income before income taxes	(7,318,662)	6,172,098

Provision for income taxes	—	2,536,956

Net income (loss)	$(7,318,662)	$3,635,142

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAN HOLDING CORP.

By: /s/ R. PRESTON PITTS	Date: June 29, 2001

R. Preston Pitts President and Chief Operating Officer

INDEX TO EXHIBITS

Item No.	Description	Page

27	Financial Data Schedule	41