Form 10-K/A
period 2000-12-31
REGAN HOLDING CORP
filed 2001-07-02
CIK 870069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
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

DOCUMENTS INCORPORATED BY REFERENCE

PART I

Restatement of Financial Results

      In connection with a review of a Regan Holding Corp.’s (the “Company’s”) stock option program, the Company re-evaluated its accounting for stock options granted to non-employees. As a result, the Company has restated its 1999 and 2000 results (see Note 1 to the Consolidated Financial Statements).

      Financial statement information and related disclosures included in this amended filing (“Amendment”) reflect, where appropriate, changes as a result of the restatements.

       In addition, this Amendment has been updated for disclosures related to our purchase in June 2001 of the building which houses our headquarters. All other significant information is presented as of the original filing date and has not been updated in this Amendment.

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

      See Note 18 to the Company's consolidated financial statements for financial information regarding segment reporting.

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

Update for Amendment

      In June 2001, we purchased the building which houses our headquarters in Petaluma, California, which is described above.

Item 3. Legal Proceedings

      As a professional services firm engaged in marketing and servicing life insurance and annuity products, we encounter litigation in the normal course of business. We are not aware of any material exposure to the Company currently existing as a result of such litigation.

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

Item 6. Selected Consolidated Financial Data

	Year Ended December 31,

	2000	1999	1998	1997	1996

	(Restated)(4)	(Restated)(4)
Selected Income Statement Data:

Total Revenue	$41,712,501	$50,030,617	$45,935,164	$21,883,482	$17,508,601

Net Income (Loss)(2)(3)	$(3,564,399)	$3,635,142	$9,770,208	$3,150,454	$2,714,495

Earnings (Loss) Per Share – Basic:

Before Cumulative Effect of Accounting Change	$(0.15)	$0.11	$0.37	$0.12	$0.10

Cumulative Effect of Accounting Change	(0.01)	—	—	—	—

	$(0.16)	$0.11	$0.37	$0.12	$0.10

Earnings (Loss) Per Share – Diluted:

Before Cumulative Effect of Accounting Change	$(0.15)	$0.10	$0.36	$0.12	$0.10

Cumulative Effect of Accounting Change	(0.01)	—	—	—	—

	$(0.16)	$0.10	$0.36	$0.12	$0.10

Selected Balance Sheet Data:

Total Assets	$42,960,087	$47,143,704	$31,286,013	$19,280,941	$15,424,902

Total Non Current Liabilities	$3,578,271	$4,258,492	$662,808	$281,894	$316,741

Total Long-Term Debt	$—	$2,124,133	$—	$—	$—

Total Liabilities	$13,976,232	$14,904,343	$6,497,028	$3,753,665	$2,652,151

Redeemable Common Stock	$11,236,627	$11,563,285	$11,225,431	$11,842,651	$12,343,001

Shareholders’ Equity	$17,747,228	$20,676,076	$13,695,839	$3,816,910	$562,035

Cash Dividends Declared	—	—	—	—	—

Selected Operating Data:

Total Fixed Premium Placed Inforce(1)	$1.1 billion	$1.6 billion	$1.7 billion	$777.3 million	$626.8 million

Total Fixed Policies Placed Inforce(1)	19,500	28,000	31,900	15,100	11,100

(1)	Inforce premium and policies are actually statistics of the Carriers but represent factors that directly affect our revenue.
(2)	In 1999, the Company changed its method of accounting for the cost of computer software developed or obtained for internal use.
(3)	In 2000, the Company changed its method of recognizing revenue for certain contracts with performance obligation provisions.
(4)	Refer to Note 1c in the Consolidated Financial Statements.

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

Results of Operations

      The table below presents information about our operating segments for the years ended December 31, 2000, 1999 and 1998:

	Legacy	Legacy		Reagan	Imagent
	Marketing	Financial	LifeSurance	Holding	Online,
	Group	Services, Inc.	Corp.	(stand-alone)	LLC	Other	Total

Year Ended December		(Restated)		(Restated)			(Restated)
31, 2000

Total revenue	$37,869,888	$2,753,081	$483,275	$551,236	$—	$55,021	$41,712,501

Total expenses	40,717,946	2,510,377	1,771,095	4,604,270	248,525	459,014	50,311,227

Operating income (loss)	(2,848,058)	242,704	(1,287,820)	(4,053,034)	(248,525)	(403,993)	(8,598,726)

Other income (loss)	860,986	27,395	(83,632)	3,374,250	(674,741)	803	3,505,061

Income (loss) before tax	(1,987,072)	270,099	(1,371,452)	(678,784)	(923,266)	(403,190)	(5,093,665)

Tax provision (benefit)	(1,210,248)	(78,487)	(429,461)	443,763	(343,009)	(137,462)	(1,754,904)

Net income (loss) before cumulative effect of accounting change	(776,824)	348,586	(941,991)	(1,122,547)	(580,257)	(265,728)	(3,338,761)
Cumulative effect of accounting change	(225,638)	—	—	—	—	—	(225,638)

Net income (loss)	$(1,002,462)	$348,586	$(941,991)	$(1,122,547)	$(580,257)	$(265,728)	$(3,564,399)

Year Ended December

31, 1999

Total revenue	$48,117,700	$1,694,680	$202,694	$12,921	$—	$2,622	$50,030,617

Total expenses	34,230,428	1,554,463	1,599,553	7,501,316	—	28,602	44,914,362

Operating income (loss)	13,887,272	140,217	(1,396,859)	(7,488,395)	—	(25,980)	5,116,255

Other income (loss)	1,141,796	3,155	721	(94,459)	—	4,630	1,055,843

Income (loss) before tax	15,029,068	143,372	(1,396,138)	(7,582,854)	—	(21,350)	6,172,098

Tax provision (benefit)	5,413,341	(83,000)	(533,636)	(2,255,802)	—	(3,947)	2,536,956

Net income (loss)	$9,615,727	$226,372	$(862,502)	$(5,327,052)	$—	$(17,403)	$3,635,142

Year Ended December

31, 1998

Total revenue	$45,113,652	$821,512	$—	$—	$—	$—	$45,935,164

Total expenses	27,632,046	861,486	—	2,444,738	—	1,922	30,940,192

Operating income (loss)	17,481,606	(39,974)	—	(2,444,738)	—	(1,922)	14,994,972

Other income (loss)	1,203,336	1,439	—	(3,617)	—	—	1,201,158

Income (loss) before tax	18,684,942	(38,535)	—	(2,448,355)	—	(1,922)	16,196,130

Tax provision (benefit)	6,880,139	(128,953)	—	(326,181)	—	917	6,425,922

Net income (loss)	$11,804,803	$90,418	$—	$(2,122,174)	$—	$(2,839)	$9,770,208

Total assets December 31, 2000	$20,973,884	$1,569,453	$1,295,091	$13,924,050	$1,166,768	$4,030,841	$42,960,087

December 31, 1999	$27,527,585	$1,327,639	$1,136,184	$16,918,845	$—	$233,451	$47,143,704

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

Analysis of Regan Holding Corp. Consolidated

      Results of Operations — The Company experienced consolidated net losses of approximately $3.6 million in 2000, compared to consolidated net income of approximately $3.6 million in 1999. The shift is primarily due to decreases in Legacy Marketing revenues and increases in Legacy Marketing expenses, partially offset by increases in Regan Holding Corp. (stand-alone) other income and consolidated income tax benefits. Net losses in 2000 were also impacted by a $3.6 million gain on sale of a building and recognition of approximately $721,000 of losses related to Imagent’s investment in a start-up company. Consolidated net income decreased approximately $6.1 million in 1999, compared to 1998, primarily due to decreases in Legacy Marketing revenues, decreases in income tax benefits, and increased Legacy Marketing expenses. These fluctuations are discussed below.

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

      Sales promotion and support expense consists primarily of costs related to Legacy Marketing’s annual sales incentive conventions, various sales and training events, and incentives paid to Producers to stimulate sales. Also included in sales and promotion support expense is the cost of designing and printing sales brochures for use by Producers. This expense decreased approximately $1.5 million, or 23.1%, in 2000 from 1999 but increased approximately $1.2 million, or 22.2%, in 1999 from 1998. The decrease in 2000 compared to 1999 is primarily due to decreased commissions paid to Producers related to lower sales of fixed annuities, as discussed above. The increase in 1999 compared to 1998 is primarily due to increased incentives paid to Producers to stimulate sales and increased printing costs related to the introduction of new products and enhancements to existing products. Despite the decrease of sales promotion and support expenses in 2000, it is expected that these costs will continue to be a major element of Legacy Marketing’s cost structure, as attendance at the sales incentive conventions increases, as the number of Producers marketing products for Legacy Marketing increases, and as new products are introduced.

      Equipment expenses increased approximately $183,000, or 28.7%, in 2000 from 1999, and increased approximately $309,000, or 94.1%, in 1999 from 1998 primarily due to increases in leased office space and increases in employment, both of which are discussed above.

Analysis of Legacy Financial Services, Inc.

      Results of Operations — Legacy Financial’s net income increased approximately $122,000, or 54.0%, in 2000 from 1999, and increased approximately $136,000, or 150.4%, in 1999 compared to 1998. These increases are primarily due to increases in revenue, partially offset by increases in expenses, as discussed below.

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

      Expenses — Total Legacy Financial expenses increased approximately $956,000, or 61.5%, in 2000 from 1999 and increased approximately $693,000, or 80.4%, in 1999 from 1998 primarily due to increases in salaries and benefits, sales promotion and support, and occupancy expenses, which are discussed below.

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

      Sales promotion and support expenses increased approximately $337,000, or 103.6%, in 2000 from 1999, and increased approximately $269,000, or 474.3%, in 1999 from 1998, primarily due to increased expenses incurred to stimulate sales and to greater attendance at the annual sales convention.

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

Analysis of Regan Holding Corp. (stand-alone)

      Results of Operations — Regan Holding Corp. recorded net losses of approximately $1.1 million in 2000 compared to net losses of approximately $5.3 million and approximately $2.1 million in 1999 and 1998, respectively. The decreased losses in 2000 compared to 1999 are primarily due to a gain of approximately $3.6 million recognized upon the sale of an office building, as well as increases in revenue and decreases in expenses, which are discussed below. The increased losses in 1999 compared to 1998 are primarily due to increased expenses, as discussed below.

      Revenue – Revenue increased to approximately $551,000 in 2000 from approximately $13,000 in 1999 due to rental revenue from unaffiliated tenants of an office building that was purchased in mid-1999. The Company sold the building in December 2000. As a result, no rental income is anticipated in future periods.

      Expenses — Regan Holding Corp.’s expenses decreased approximately $2.9 million, or 38.6%, in 2000 from 1999, and increased approximately $5.1 million, or 206.8%, in 1999 from 1998. The decrease in 2000 expenses compared to 1999 is primarily due to a decrease in non-employee stock option expenses. The increase in 1999 expenses compared to 1998 is primarily due to: (i) $4.2 million in non-employee stock option expenses; (ii) awards of the Company’s common stock to Wholesalers, which resulted in recognition of approximately $420,000 in related expenses during 1999; and (iii)

increases in legal and consulting fees related to various Company strategic planning projects.

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

      Cash and short-term investment-grade securities represented 28.5% of the Company’s total consolidated assets at December 31, 2000, compared with 46.6% at December 31, 1999. This decrease is primarily due to a decrease in combined cash and short-term investment balances of approximately $9.7 million at December 31, 2000, compared to December 31, 1999, which is attributable to: (i) purchases of fixed assets of approximately $5.6 million related to capitalization of salaries and benefits paid to develop internal use software and purchases to upgrade computer hardware and software; (ii) cash of approximately $2.4 million paid to acquire the assets of Values Financial Network, Inc; (iii) Imagent’s investment in and loan to an insurance-related start-up company for approximately $1.5 million; and (iv) repurchases of the Company’s common stock for approximately $1.0 million. These decreases in cash and investment were partially offset by cash provided by operating activities of approximately $248,000.

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

Update for Amendment

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

As discussed in Note 1, in 2000, the Company changed its method of recognizing revenue for contracts with sales obligation provisions. Additionally, in 1999, the Company changed its method of accounting for the cost of computer software developed or obtained for internal use.

As discussed in Note 1(c) to the financial statements, the 2000 and 1999 financial statements have been restated to reflect revised stock option expense related to the Company’s non-employee incentive stock option plan.

PricewaterhouseCoopers LLP
San Francisco, California
March 26, 2001, except for Note 1(c) and the third paragraph of Note 20, as to which the date is June 20, 2001.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,

	2000	1999

	(Restated)	(Restated)
Assets
Cash and cash equivalents	$1,882,310	$1,094,759
Investments	10,354,507	20,861,973

Accounts receivable	1,918,112	2,625,867

Note receivable	5,750,000	—

Prepaid expenses	1,292,847	1,223,177

Income taxes receivable	3,661,353	2,893,701

Deferred income taxes-current	398,399	895,841

Total current assets	25,257,528	29,595,318

Net fixed assets	12,367,835	13,073,538

Deferred tax assets-non current	1,372,894	2,582,301

Equity in and advances to investee	781,855	—

Intangible assets	1,604,010	120,739

Other assets	1,575,965	1,771,808

Total non current assets	17,702,559	17,548,386

Total assets	$42,960,087	$47,143,704

Liabilities, redeemable common stock, and shareholders’ equity Liabilities

Accounts payable and accrued liabilities	$7,917,943	$7,449,549

Margin loan payable	2,265,354	3,088,918
Other current liabilities	214,664	107,384

Total current liabilities	10,397,961	10,645,851

Loan payable	—	2,124,133

Deferred compensation payable	2,996,777	1,364,713

Other liabilities	581,494	769,646

Total non current liabilities	3,578,271	4,258,492

Total liabilities	13,976,232	14,904,343

Commitments and contingencies (Note 11)	—	—

Redeemable common stock, Series A and B	11,236,627	11,563,285

Shareholders’ equity
Preferred stock, no par value:

Authorized: 100,000,000 shares; no shares issued or outstanding	—	—

Series A common stock, no par value:

Authorized: 45,000,000 shares; issued and outstanding: 20,869,927 and 20,863,520 at December 31, 2000 and 1999, respectively	3,596,496	3,659,367

Common stock committed	100,000	—

Paid-in capital from retirement of common stock	927,676	927,640

Paid-in capital from producer stock options	5,389,999	4,276,000

Retained earnings	8,244,109	12,385,173

Accumulated other comprehensive loss, net	(511,052)	(572,104)

Total shareholders’ equity	17,747,228	20,676,076

Total liabilities, redeemable common stock and shareholders’ equity	$42,960,087	$47,143,704

See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Year Ended December 31,

	2000	1999	1998

	(Restated)	(Restated)
Revenue
Marketing allowances	$17,055,621	$25,477,344	$26,229,937

Commissions	14,314,236	15,395,259	12,651,358

Administrative fees	9,038,987	8,637,245	6,664,224

Seminar fees	498,063	381,319	263,785

Other income	805,594	139,450	125,860

Total revenue	41,712,501	50,030,617	45,935,164

Expenses
Salaries and related benefits	25,738,732	22,216,897	17,371,780

Sales promotion and support	7,496,606	11,985,997	5,520,798

Professional fees	5,503,884	2,373,084	2,617,377

Occupancy	3,226,830	2,193,632	1,149,787

Depreciation and amortization	3,518,209	1,754,865	1,323,052

Equipment	1,539,410	1,019,075	586,164

Courier and postage	885,358	1,008,502	702,612

Stationery and supplies	721,457	954,358	753,397

Travel and entertainment	901,797	707,776	594,224

Insurance	465,046	399,929	169,524

Miscellaneous	313,898	300,247	151,477

Total expenses	50,311,227	44,914,362	30,940,192

Operating income (loss)	(8,598,726)	5,116,255	14,994,972
Other income (loss)
Investment income, net	998,664	1,228,679	1,221,032

Interest expense	(259,738)	(172,836)	(19,874)

Losses from equity investment	(720,645)	—	—

Gain on sale of building	3,573,780	—	—
Losses on disposals of fixed assets	(87,000)	—	—

Total other income, net	3,505,061	1,055,843	1,201,158
Income (loss) before income taxes, and before cumulative effect of accounting change	(5,093,665)	6,172,098	16,196,130
Provision for (benefit from) income taxes	(1,754,904)	2,536,956	6,425,922

Net income (loss) before cumulative effect of accounting change	(3,338,761)	3,635,142	9,770,208

Cumulative effect of accounting change, net of tax	(225,638)	—	—

Net income (loss)	$(3,564,399)	$3,635,142	$9,770,208

Basic earnings (loss) per share:

Earnings (loss) available for common shareholders before cumulative effect of accounting change	$(.15)	$.11	$.37

Cumulative effect of accounting change	(.01)	—	—

Net earnings (loss) available for common shareholders	$(.16)	$.11	$.37

Weighted average shares outstanding	26,238,487	26,393,679	26,543,535

Diluted earnings (loss) per share:

Earnings (loss) available for common shareholders before cumulative effect of accounting change	$(.15)	$.10	$.36

Cumulative effect of accounting change	(.01)	—	—

Net earnings (loss) available for common shareholders	$(.16)	$.10	$.36

Weighted average shares outstanding	26,238,487	27,760,140	27,187,436

See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity

				Paid-in
				Capital from	Paid-in		Accumulated
	Series A Common Stock			Retirement	Capital from	Retained	Other
			Common Stock	of Common	Producer	Earnings	Comprehensive
	Shares	Amount	Committed	Stock	Options	(Accumulated Deficit)	Income (Loss)	Total

					(Restated)	(Restated)		(Restated)

Balance January 1, 1998	20,614,014	$3,382,914	$—	$611,559	$—	$(182,433)	$4,870	$3,816,910

Comprehensive income:

Net income						9,770,208		9,770,208

Net unrealized losses on investments							(153,304)	(153,304)

Less:

Losses included in net income							54,633	54,633

Deferred taxes on net unrealized losses							39,882	39,882

Total comprehensive income								9,711,419

Voluntary repurchases of common stock				(4,714)				(4,714)

Retirement upon mandatory redemption	(83,790)	(134,040)		281,264				147,224

Producer stock option expense					25,000			25,000

Balance December 31, 1998	20,530,224	3,248,874	—	888,109	25,000	9,587,775	(53,919)	13,695,839

Comprehensive income:

Net income						3,635,142		3,635,142

Net unrealized losses on investments							(800,296)	(800,296)

Less:

Gains included in net income							(60,007)	(60,007)

Deferred taxes on net unrealized losses							342,118	342,118

Total comprehensive income								3,116,957

Voluntary repurchases of common stock				1,700		(26,093)		(24,393)

Retirement upon mandatory redemption	(69,788)	(81,456)		37,831		(24,395)		(68,020)

Accretion to redemption value						(787,256)		(787,256)

Issuance of common stock	403,084	491,949						491,949

Producer stock option expense					4,251,000			4,251,000

Balance December 31, 1999	20,863,520	3,659,367	—	927,640	4,276,000	12,385,173	(572,104)	20,676,076

Comprehensive loss:

Net loss						(3,564,399)		(3,564,399)

Net unrealized gains on investments							119,661	119,661

Less:

Losses included in net gains							(18,189)	(18,189)

Deferred taxes on net unrealized gains							(40,420)	(40,420)

Total comprehensive loss								(3,503,347)

Accretion of redeemable common stock to redemption value						(494,698)		(494,698)

Voluntary repurchases of common stock	(86,152)	(88,737)		36		(81,967)		(170,668)

Issuance of common stock	27,200	25,866						25,866

Common stock committed	65,359		100,000					100,000

Producer stock option expense					1,113,999			1,113,999

Balance December 31, 2000	20,869,927	$3,596,496	$100,000	$927,676	$5,389,999	$8,244,109	$(511,052)	$17,747,228

See accompanying notes to consolidated financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended December 31,

	2000	1999	1998

	(Restated)	(Restated)
Cash flows from operating activities:

Net income (loss)	$(3,564,399)	$3,635,142	$9,770,208

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of fixed assets	3,390,232	1,665,482	1,252,116

Gain on sale of building	(3,936,892)	—	—

Losses on equity investee	720,645	—	—

Amortization of intangible assets	120,739	89,383	70,936

Common stock awarded to producers	100,000	419,905	—

Producer stock option expense	1,113,999	4,251,000	25,000

Amortization/accretion of investments	(137,600)	(9,802)	(73,118)

Realized gains (losses) on sales of investments	18,189	60,007	(54,633)

Loss on disposal of fixed assets	87,000	—	—

Changes in operating assets and liabilities:

Accounts receivable	707,755	(921,602)	(464,959)

Prepaid expenses	(200,651)	(68,648)	(195,981)

Income taxes receivable and payable	(767,652)	(2,009,612)	(1,273,650)

Deferred tax assets	1,666,429	(1,871,629)	47,401

Accounts payable and accrued liabilities	(604,289)	1,747,614	2,595,247

Deferred compensation payable	1,632,064	—	—

Other operating assets and liabilities	(97,337)	574,340	406,676

Net cash provided by operating activities	248,232	7,561,580	12,105,243

Cash flows from investing activities:

Purchases of investments	(7,686,772)	(13,461,328)	(15,396,140)

Proceeds from sales and maturities of investments	18,415,121	8,676,474	6,129,871

Proceeds from building sale	8,400,000	—	—

Transfer building sale proceeds to qualified intermediary	(5,750,000)	—	—

Purchases of fixed assets	(5,634,830)	(11,735,108)	(1,624,059)

Acquisition of VFN assets	(2,350,566)	—	—

Equity in and advances to investee	(1,502,500)	—	—

Payments for organization costs	—	—	(17,806)

Net cash provided by (used in) investing activities	3,890,453	(16,519,962)	(10,908,134)

Cash flows from financing activities:

Proceeds from loan payable	2,100,000	2,132,500	—

Payments toward loan payable	(4,224,133)	(8,368)	—

Proceeds from margin loan	2,500,000	3,500,000	—

Payments toward margin loan	(3,323,564)	(455,220)	—

Payment for building loan reserve	—	(562,730)	—

Return of building loan reserve	562,730

Repurchases of redeemable common stock	(821,356)	—	(474,710)

Voluntary repurchases of common stock	(170,677)	(541,816)	—

Proceeds from stock option exercises	25,866	72,044	—

Net provided by (used in) in financing activities	(3,351,134)	4,136,410	(474,710)

Net (decrease) increase in cash and cash equivalents	787,551	(4,821,972)	722,399
Cash and cash equivalents, beginning of period	1,094,759	5,916,731	5,194,332

Cash and cash equivalents, end of period	$1,882,310	$1,094,759	$5,916,731

Supplemental cash flow information:

Taxes Paid	$—	$5,835,000	$7,201,000

Interest Paid	$224,141	$172,836	$19,873

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

      Prior to February 2001, LifeSurance Corporation, a wholly owned subsidiary, conducted educational programs that provided continuing education credits for producers at various locations throughout the United States. Producers paid attendance fees to attend the seminars and purchased educational materials that could be used as tools in promoting life insurance and annuity policies and estate planning concepts. The seminars and educational materials were marketed under the business name Wealth Transfer Educational Systems. In February 2001, the Company announced that is was discontinuing a majority of LifeSurance Corporation’s operations (see Note 20).

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

c. Restatement of Financial Results

      During the year ended December 31, 2000, the Company recorded stock option expense of $1,384,000 related to 2,132,507 stock options granted to non-employees in January 2000 pursuant to Regan Holding Corp.’s Producer Stock Option and Award plan (see Note 14). The number of options granted was based on the non-employees’ sales performance during 1999. In addition, the Company granted 1,515,924 stock options to non-employees in January 2001, which were based on performance during 2000. In connection with a review of the Company’s stock option program, the Company determined that this expense should have been recorded during the calendar year preceding the grant date, based on the non-employees’ performance and the current fair value of options earned at each interim reporting date. As a result, the accompanying Consolidated Statement of Operations for the year ended December 31, 2000 has been restated to reflect: i) additional sales promotion and support expense of $945,633 related to stock options granted in January 2001, but earned by non-employees during 2000; and ii) a decrease of $1,384,000 in sales promotion and support expense to reverse stock option expense related to options granted in January 2000 but earned by non-employees in 1999. In addition, the Consolidated Statement of Operations for the year ended December 31, 1999 has been restated to reflect $1,384,000 in sales promotion and support expense related to the January 2000 stock option grants.

The effects of the restatement of the stock option expense on the Company’s Consolidated Financial Statements for the period ending December 31, 2000 and 1999 are as follows:

Statement of Operations Data:

		For the Year Ended December 31,

	2000		1999

	As originally reported	As restated	As originally reported	As restated

Total revenue	$41,712,501	$41,712,501	$50,030,617	$50,030,617

Total expenses	50,749,594	50,311,227	43,530,362	44,914,362

Operating income (loss)	(9,037,093)	(8,598,726)	6,500,255	5,116,255

Other income, net	3,505,061	3,505,061	1,055,843	1,055,843

Income (loss) before income taxes, and before cumulative effect of accounting change	(5,532,032)	(5,093,665)	7,556,098	6,172,098

Provision for

(benefit from) income taxes	(1,929,527)	(1,754,904)	3,088,264	2,536,956

Net income (loss) before cumulative effect of accounting change	(3,602,505)	(3,338,761)	4,467,834	3,635,142

Cumulative effect of accounting change, net of tax	(225,638)	(225,638)	—	—

Net income (loss)	$(3,828,143)	$(3,564,399)	$4,467,834	$3,635,142

Basic earnings

(loss) per share	$(.17)	$(.16)	$.14	$.11

Diluted earnings

(loss) per share	$(.17)	$(.16)	$.13	$.10

Balance Sheet Data:

	December 31,

	2000		1999

	As originally reported	As restated	As originally reported	As restated

Total assets	$42,583,401	$42,960,087	$46,592,396	$47,143,704

Total liabilities	$13,976,231	$13,976,232	$14,904,343	$14,904,343

Redeemable common stock	$11,236,627	$11,236,627	$11,563,285	$11,563,285

Shareholders’ equity	$17,370,543	$17,747,228	$20,124,768	$20,676,076

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

f. Investments

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

h. Intangible Assets

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

i. Redeemable Common Stock

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

j. Sales Promotion and Support Costs

      Sales promotion and support costs are expensed as incurred, except for sales brochures and other marketing materials, which are included in inventory at cost until used.

k. Income Taxes

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

l. Earnings Per Share

      The basic and diluted earnings per share calculations are based on the weighted average number of common shares outstanding, including shares of redeemable common stock. The diluted earnings per share calculation includes the effect of stock options to the extent that the options have a dilutive effect on earnings per share.

m. Reclassifications

      Certain 1999 and 1998 balances have been reclassified to conform with the 2000 presentation. Such reclassifications had no effect on net income (loss) or shareholders’ equity.

n. Accounting pronouncements to be adopted subsequent to December 31, 2000

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

      Producer Option Plan — Under the Regan Holding Corp. Producer Stock Option and Award plan (the “Producer Option Plan”), the Company may grant to LMG producers and LFS registered representatives non-qualified stock options (the “Producer Options”) to purchase the Company’s common stock. A total of 9,500,000 shares have been reserved for grant under the Producer Option Plan. The Producer Options granted through June 1999 vested ratably over five years following the grant. During the second quarter of 1999, however, the Company waived the Producer Options’ vesting provisions, thereby converting the Producer Options from “variable” to “fixed” options. As a result, the Company recorded $2,867,000 of expense during 1999 representing management’s estimate of the fair value of the Producer Options at the date that the vesting provisions were modified. In addition, in January 2000 the Company granted 2,132,507 stock options to Producers based on the Producers’ sales performance during 1999. As a result, the Company recorded $1,384,000 of sales promotion and support expense during 1999 related to the January 2000 stock option grants. The fair value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 5.3% to 6.6%, expected volatility ranging from 27.7% to 39.5%, and expected lives ranging from one to six years. A dividend yield assumption was not applicable, as the Company’s stock is not publicly traded nor does the Company pay dividends.

      In 2000, the Company recorded $945,633 of sales promotion and support expense related to 1,515,924 stock options granted to Producers in January 2001 based on sales performance during 2000. In addition, during 2000 the Company recorded $168,366 of sales promotion and support expense related to 185,276 options granted in 2000 that were not subject to any qualification criteria in advance of the grant. The fair value of all the options was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates ranging from 5.0% to 6.5%, expected volatility ranging from 28.3% to 34.2% and expected lives ranging from six to ten years. All Producer Options were immediately vested upon grant, and generally expire in six years.

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

		Net income (loss)		Net income (loss)
		available to		available to
		common		common
		shareholders		shareholders after
		before cumulative	Cumulative effect	cumulative effect
		effect of	of accounting	of accounting
		accounting change	change	change

December 31, 2000		(Restated)		(Restated)

Net income (loss)	As reported	$(3,338,761)	$(225,638)	$(3,564,399)

	Pro-forma	$(3,817,187)	$(225,638)	$(4,042,825)

Basic earnings (loss) per share:	As reported	$(0.15)	$(0.01)	$(0.16)

	Pro-forma	$(0.16)	$(0.01)	$(0.17)

Diluted earnings (loss) per share:	As reported	$(0.15)	$(0.01)	$(0.16)

	Pro-forma	$(0.16)	$(0.01)	$(0.17)

December 31, 1999

Net income (loss)	As reported	$3,635,142	$—	$3,635,142

	Pro-forma	$3,423,018	$—	$3,423,018

Basic earnings per share:	As reported	$0.11	$—	$0.11

	Pro-forma	$0.10	$—	$0.10

Diluted earnings per share:	As reported	$0.10	$—	$0.10

	Pro-forma	$0.09	$—	$0.09

December 31, 1998

Net income (loss)	As reported	$9,770,208	$—	$9,770,208

	Pro-forma	$9,727,809	$—	$9,727,809

Basic earnings per share:	As reported	$0.37	$—	$0.37

	Pro-forma	$0.37	$—	$0.37

Diluted earnings per share:	As reported	$0.36	$—	$0.36

	Pro-forma	$0.36	$—	$0.36

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

      The provisions for federal and state income taxes consist of amounts currently (receivable) payable and amounts deferred which, for the periods indicated, are shown below:

	For the Year Ended December 31,

	2000	1999	1998

	(Restated)	(Restated)
Current income taxes:

Federal	$(3,418,128)	$3,481,693	$5,002,541

State	(3,204)	926,890	1,375,980

Total current	(3,421,332)	4,408,583	6,378,521

Deferred income taxes:

Federal	1,712,349	(1,523,675)	55,818

State	(45,921)	(347,952)	(8,417)

Total deferred	1,666,428	(1,871,627)	47,401

Provision for (benefit from) income taxes	$(1,754,904)	$2,536,956	$6,425,922

      The Company’s deferred tax assets (liabilities) consist of the following:

	December 31,

	2000	1999

	(Restated)	(Restated)
Producer stock option expense	$2,131,173	$1,685,480
Producer deferred compensation	1,234,790	727,311

Accrued sales convention costs	470,135	895,841

State net operating loss carryforward, net of federal taxes	330,880	—

Alternative minimum tax credit carryforward	303,593	319,236

Capital loss, net of valuation allowance of $0 and $23,864, respectively	27,292	—

Other	677,243	553,987

Subtotal deferred tax assets	5,175,106	4,181,855

Fixed asset depreciation	(1,868,260)	(703,713)
Deferred gain on building sale	(1,463,817)	—

Other	(71,736)	—

Subtotal deferred tax liabilities	(3,403,813)	(703,713)

Deferred tax assets, net	1,771,293	3,478,142

Less: current portion	(398,399)	(895,841)

Deferred tax assets, net — non current portion	$1,372,894	$2,582,301

      The provisions for income taxes differ from the provisions computed by applying the statutory federal income tax rate (34%) to income before taxes, as follows:

	For the Year Ended December 31,

	2000	1999	1998

	(Restated)	(Restated)
Federal income taxes due (benefit earned) at statutory rate (34%)	$(1,709,984)	$2,098,516	$5,566,612

Increases (reductions) in income taxes resulting from:

State franchise taxes, net of federal income tax benefit	(27,104)	412,218	907,981
Other	(17,816)	26,222	(48,671)

Provision for (benefit from) income taxes	$(1,754,904)	$2,536,956	$6,425,922

      As of December 31, 2000, the Company has state net operating loss carryforwards of $5,671,185 which expire on December 31, 2010. The Company also has, for state income tax purposes, $303,593 in alternative minimum tax credits which can be used to reduce income taxes in subsequent years to the extent regular tax exceeds tentative minimum tax. The credits have no expiration date.

16. Earnings per Share (Restated)

      Following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share calculations:

	Income (loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2000	(Restated)		(Restated)

Basic earnings (loss) per share

Income (loss) before cumulative effect of accounting change	$(3,338,761)

Accretion of redeemable common stock	(494,698)

Income (loss) available to common shareholders before cumulative effect of accounting change	(3,833,459)	26,238,487	$(0.15)
Cumulative effect of accounting change	(225,638)	—	$(0.01)

Income (loss) available to common shareholders	(4,059,097)	26,238,487	$(0.16)

Effect of dilutive securities - employee and producer stock options (1)	—	—

Diluted earnings (loss) per share	$(4,059,097)	26,238,487	$(0.16)

For the year ended December 31, 1999

Basic earnings (loss) per share Income (loss)	$3,635,142

Accretion of redeemable common stock	(787,256)

Income (loss) available to common shareholders	2,847,886	26,393,679	$0.11

Effect of dilutive securities - employee and producer stock options	—	1,366,461

Diluted (loss) earnings per share	$2,847,886	27,760,140	$0.10

For the year ended December 31, 1998

Basic earnings per share

Income available to common shareholders	$9,770,208	26,543,535	$0.37

Effect of dilutive securities -
employee and producer stock options	—	643,901

Diluted earnings per share	$9,770,208	27,187,436	$0.36

(1)	The diluted share base for the year ended December 31, 2000 excludes incremental shares of 2,254,977 related to employee and non-employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company’s net losses incurred during 2000.

      Options to purchase 86,300 and 76,900 shares of common stock at $1.53 and $1.39 per share, respectively, were outstanding at December 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the year.

17. Liquidity and Capital Resources

      During the year ended December 31, 2000, the Company recorded net losses of approximately $3.6 million, which, when combined with investing and financing activities, resulted in a significant decrease in working capital during the period. In addition, the Company is obligated to repurchase certain shares of its common stock pursuant to various contractual agreements under which the shares were issued. If the Company’s net losses continue or if requests for repurchase of redeemable common stock increase significantly, a cash shortfall could occur. However, management anticipates that future cash flows from operations, combined with existing cash and investment balances, will provide sufficient funding for the foreseeable future. Further, in the event that a shortfall were to occur, management believes that adequate financing could be obtained to meet the Company’s cash flow needs.

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

      The table below presents information about the Company’s operating segments for the years ended December 31, 2000, 1999, and 1998:

	Legacy	Legacy		Reagan	Imagent
	Marketing	Financial	LifeSurance	Holding	Online,
	Group	Services, Inc.	Corp.	(stand-alone)	LLC	Other	Total

Year Ended December		(Restated)		(Restated)			(Restated)
31, 2000

Total revenue	$37,869,888	$2,753,081	$483,275	$551,236	$—	$55,021	$41,712,501

Total expenses	40,717,946	2,510,377	1,771,095	4,604,270	248,525	459,014	50,311,227

Operating income (loss)	(2,848,058)	242,704	(1,287,820)	(4,053,034)	(248,525)	(403,993)	(8,598,726)

Other income (loss)	860,986	27,395	(83,632)	3,374,250	(674,741)	803	3,505,061

Income (loss) before tax	(1,987,072)	270,099	(1,371,452)	(678,784)	(923,266)	(403,190)	(5,093,665)

Tax provision (benefit)	(1,210,248)	(78,487)	(429,461)	443,763	(343,009)	(137,462)	(1,754,904)

Net income (loss) before cumulative effect of accounting change	(776,824)	348,586	(941,991)	(1,122,547)	(580,257)	(265,728)	(3,338,761)
Cumulative effect of accounting change	(225,638)	—	—	—	—	—	(225,638)

Net income (loss)	$(1,002,462)	$348,586	$(941,991)	$(1,122,547)	$(580,257)	$(265,728)	$(3,564,399)

Year Ended December

31, 1999

Total revenue	$48,117,700	$1,694,680	$202,694	$12,921	$—	$2,622	$50,030,617

Total expenses	34,230,428	1,554,463	1,599,553	7,501,316	—	28,602	44,914,362

Operating income (loss)	13,887,272	140,217	(1,396,859)	(7,488,395)	—	(25,980)	5,116,255

Other income (loss)	1,141,796	3,155	721	(94,459)	—	4,630	1,055,843

Income (loss) before tax	15,029,068	143,372	(1,396,138)	(7,582,854)	—	(21,350)	6,172,098

Tax provision (benefit)	5,413,341	(83,000)	(533,636)	(2,255,802)	—	(3,947)	2,536,956

Net income (loss)	$9,615,727	$226,372	$(862,502)	$(5,327,052)	$—	$(17,403)	$3,635,142

Year Ended December

31, 1998

Total revenue	$45,113,652	$821,512	$—	$—	$—	$—	$45,935,164

Total expenses	27,632,046	861,486	—	2,444,738	—	1,922	30,940,192

Operating income (loss)	17,481,606	(39,974)	—	(2,444,738)	—	(1,922)	14,994,972

Other income (loss)	1,203,336	1,439	—	(3,617)	—	—	1,201,158

Income (loss) before tax	18,684,942	(38,535)	—	(2,448,355)	—	(1,922)	16,196,130

Tax provision (benefit)	6,880,139	(128,953)	—	(326,181)	—	917	6,425,922

Net income (loss)	$11,804,803	$90,418	$—	$(2,122,174)	$—	$(2,839)	$9,770,208

Total assets December 31, 2000	$20,973,884	$1,569,453	$1,295,091	$13,924,050	$1,166,768	$4,030,841	$42,960,087

December 31, 1999	$27,527,585	$1,327,639	$1,136,184	$16,918,845	$—	$233,451	$47,143,704

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

      However, neither the Marketing nor Administrative Agreements prevent the Company from entering into similar arrangements with other insurance companies. In January 2001, LMG entered into Marketing and Administrative Agreements with John Hancock Life Insurance Company (see Note 20).

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