Form 10-Q
period 2001-06-30
REGAN HOLDING CORP
filed 2001-08-14
CIK 870069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________.

Commission file number 0-4366

Regan Holding Corp.
(Exact name of registrant as specified in its charter)

California	68-0211359

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2090 Marina Avenue, Petaluma, California	94954

(Address of principal executive offices)	(ZIP Code)

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

Yes      X      No

Applicable Only To Corporate Issuers:

      Indicate the number of shares outstanding of the registrant’s common stock, as of July 15, 2001:

Common Stock-Series A	25,384,000

Common Stock-Series B	584,000

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2001	December 31, 2000

	(Unaudited)
Assets

Cash and cash equivalents	$6,167,000	$1,882,000

Investments	3,717,000	10,355,000

Accounts receivable	2,024,000	1,918,000

Note receivable	—	5,750,000

Prepaid expenses	972,000	1,293,000

Income taxes receivable	3,237,000	3,661,000

Deferred tax assets–current	689,000	398,000

Total current assets	16,806,000	25,257,000

Net fixed assets	23,074,000	12,368,000

Deferred tax assets – non current	1,686,000	1,373,000

Equity in and advances to investee	413,000	782,000

Intangible assets	1,460,000	1,604,000

Other assets	1,452,000	1,576,000

Total non current assets	28,085,000	17,703,000

Total Assets	$44,891,000	$42,960,000

Liabilities, Redeemable Common Stock, and Shareholders’ Equity Liabilities

Accounts payable and accrued liabilities	$6,993,000	$7,918,000

Margin loan payable	—	2,265,000

Other current liabilities	330,000	215,000

Loan payable	4,750,000	—

Total current liabilities	12,073,000	10,398,000

Deferred compensation payable	3,732,000	2,997,000

Other liabilities	326,000	581,000

Total non current liabilities	4,058,000	3,578,000

Total Liabilities	16,131,000	13,976,000

Commitments and Contingencies (Note 7)	—	—

Redeemable Common Stock, Series A and B	11,444,000	11,237,000

Shareholders’ Equity

Preferred stock, no par value: Authorized: 100,000,000 shares

No shares issued or outstanding	—	—

Series A common stock, no par value:

Authorized: 45,000,000 shares, Issued and outstanding:

20,903,000 shares and 20,870,000 shares at June 30, 2001 and December 31, 2000, respectively	3,596,000	3,596,000

Common stock committed	150,000	100,000

Paid-in capital from retirement of common stock	928,000	928,000

Paid-in capital from non-employee stock options	5,470,000	5,390,000

Retained earnings	7,462,000	8,244,000

Accumulated other comprehensive loss, net	(290,000)	(511,000)

Total Shareholders’ Equity	17,316,000	17,747,000

Total Liabilities, Redeemable Common Stock, and Shareholders’ Equity	$44,891,000	$42,960,000

See accompanying notes to Condensed Consolidated Financial Statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

		(Restated)		(Restated)
Revenue

Marketing allowances	$7,026,000	$4,362,000	$12,298,000	$8,536,000

Commission revenue	4,737,000	3,767,000	8,627,000	7,371,000

Administrative fees	2,939,000	2,243,000	5,453,000	4,466,000

Other income	84,000	332,000	148,000	535,000

Total revenue	14,786,000	10,704,000	26,526,000	20,908,000

Expenses

Salaries and related benefits	7,014,000	6,102,000	13,762,000	12,210,000

Sales promotion and support	1,625,000	2,066,000	3,104,000	3,681,000

Occupancy	854,000	782,000	1,828,000	1,542,000

Professional fees	1,302,000	1,561,000	3,312,000	2,752,000

Depreciation and amortization	1,418,000	722,000	2,378,000	1,319,000

Supplies and postage	346,000	392,000	782,000	806,000

Leased equipment	314,000	394,000	731,000	757,000

Travel and entertainment	182,000	244,000	389,000	393,000

Insurance	157,000	108,000	240,000	256,000

Miscellaneous	88,000	56,000	225,000	174,000

Total expenses	13,300,000	12,427,000	26,751,000	23,890,000

Operating income (loss)	1,486,000	(1,723,000)	(225,000)	(2,982,000)

Other income (loss)

Investment Income, net	162,000	313,000	287,000	566,000

Interest expense	(16,000)	(61,000)	(36,000)	(150,000)

Losses on disposals of fixed assets	(340,000)	(172,000)	(341,000)	(359,000)

Losses from equity investment	(123,000)	(54,000)	(524,000)	(54,000)

Total other income (loss), net	(317,000)	26,000	(614,000)	3,000

Income (Loss) before income taxes, and before cumulative effect of accounting change	1,169,000	(1,697,000)	(839,000)	(2,979,000)

Provision for (Benefit from) income taxes	425,000	(666,000)	(326,000)	(1,126,000)

Net income (loss) before cumulative effect of accounting change	744,000	(1,031,000)	(513,000)	(1,853,000)

Cumulative effect of accounting change, net of tax	—	—	—	(226,000)

Net income (loss)	$744,000	$(1,031,000)	$(513,000)	$(2,079,000)

Basic earnings (loss) per share:

Earnings (loss) available for common shareholders before cumulative effect of accounting change	$0.02	$(0.04)	$(0.03)	$(0.07)

Cumulative effect of accounting change	—		—	(0.01)

Net earnings (loss) available for common shareholders	$0.02	$(0.04)	$(0.03)	$(0.08)

Weighted average shares outstanding	25,994,000	26,297,000	25,964,000	26,321,000

Diluted earnings (loss) per share:

Earnings (loss) available for common shareholders before cumulative effect of accounting change	$0.02	$(0.04)	$(0.03)	$(0.07)

Cumulative effect of accounting change	—		—	(0.01)

Net earnings (loss) available for common shareholders	$0.02	$(0.04)	$(0.03)	$(0.08)

Weighted average shares outstanding	29,030,000	26,297,000	25,964,000	26,321,000

See accompanying notes to Condensed Consolidated Financial Statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

				Paid-in
				Capital from
			Common	Retirement
	Series A Common Stock		Stock	of Common
	Shares	Amount	Committed	Stock

Balance January 1, 2001	20,870,000	$3,596,000	$100,000	$928,000

Comprehensive loss:

Net loss for the six months ended June 30, 2001

Gross unrealized gains on investments

Less: reclassification adjustment for losses included in net loss

Deferred taxes on net unrealized gains

Total comprehensive losses

Accretion of redeemable common stock to redemption value
Common stock committed	33,000		50,000
Non-employee stock option expense

Balance June 30, 2001 (unaudited)	20,903,000	$3,596,000	$150,000	$928,000

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Paid-in		Accumulated
	Capital from		Other
	Non-employee	Retained	Comprehensive
	Options	Earnings	Gain (Loss)	Total

Balance January 1, 2001	$5,390,000	$8,244,000	$(511,000)	$17,747,000

Comprehensive loss:

Net loss for the six months ended June 30, 2001		(513,000)		(513,000)

Gross unrealized gains on investments			461,000	461,000

Less: reclassification adjustment for losses included in net loss			(93,000)	(93,000)

Deferred taxes on net unrealized gains			(147,000)	(147,000)

Total comprehensive losses				(292,000)

Accretion of redeemable common stock to redemption value		(269,000)		(269,000)

Common stock committed				50,000

Non-employee stock option expense	80,000			80,000

Balance June 30, 2001 (unaudited)	$5,470,000	$7,462,000	$(290,000)	$17,316,000

See accompanying notes to Condensed Consolidated Financial Statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,

	2001	2000

		(Restated)
Cash flows from operating activities:

Net loss	$(513,000)	$(2,079,000)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:

Depreciation and amortization of fixed assets	2,288,000	1,290,000

Amortization of Intangibles	90,000	29,000

Losses from equity investee	524,000	54,000

Common stock awarded to producers	50,000	100,000

Producer stock option expense	80,000	652,000

Amortization/accretion of investments	—	(65,000)

Realized loss on sales of investments	93,000	9,000

Loss on disposal of fixed assets	341,000	359,000

Changes in operating assets and liabilities:

Accounts receivable	(106,000)	317,000

Prepaid expenses	321,000	(291,000)

Income taxes receivable and payable	424,000	465,000

Deferred tax assets	(750,000)	(743,000)

Accounts payable and accrued liabilities	(925,000)	(576,000)

Other operating assets and liabilities	771,000	(102,000)

Net cash provided by (used in) operating activities	2,688,000	(581,000)

Cash flows from investing activities:

Purchases of investments	(1,036,000)	(6,829,000)

Proceeds from sales and maturities of investments	7,948,000	14,988,000

Purchases of fixed assets	(13,333,000)	(3,332,000)

Proceeds from qualified intermediary used for building purchase	5,750,000	—

Advances to equity investee	(155,000)	—

Net cash provided by (used in) investing activities	(826,000)	4,827,000

Cash flows from financing activities:

Proceeds from loans payable	4,750,000	2,100,000

Payments toward loan payable	—	(2,124,000)

Proceeds from stock option exercises	—	17,000

Proceeds from margin loan	500,000	1,000,000

Payments toward margin loan	(2,765,000)	(4,125,000)

Purchases of redeemable common stock	(62,000)	(190,000)

Return of building loan reserve	—	379,000

Payments for redemption and retirement of common stock	—	(50,000)

Net cash provided by (used in) financing activities	2,423,000	(2,993,000)

Net increase in cash and cash equivalents	4,285,000	1,253,000

Cash and cash equivalents, beginning of period	1,882,000	1,095,000

Cash and cash equivalents, end of period	$6,167,000	$2,348,000

See accompanying notes to Condensed Consolidated Financial Statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

The statements are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position and results of operations. The Condensed Consolidated Balance Sheet data at December 31, 2000 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Users of these Condensed Consolidated Financial Statements are encouraged to refer to the Annual Report on Form 10-K/A for the year ended December 31, 2000 for additional disclosure. The results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

2.	Restatement of Financial Results and Cumulative Effect of Accounting Change

Stock Option Expense – During the six months ended June 30, 2000, the Company originally recorded stock option expense of $1,384,000 related to 2,132,507 stock options granted to independent insurance producers (“Producers”) in January 2000 pursuant to Regan Holding Corp.’s Producer Stock Option and Award plan. The number of options granted was based on the Producers’ sales performance during 1999. In addition, the Company granted 1,515,924 options to Producers in January 2001, which were based on performance during 2000. In connection with a review of the Company’s stock option program, the Company determined that the expense related to the options granted in 2001 should have been recorded during the year ended December 31, 2000, based on the Producers’ performance and the current fair value of options earned at each interim reporting date. As a result, the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2000 have been restated to reflect $234,000 and $484,000, respectively, of Producer stock option expense related to the January 2001 stock option grants which were earned by Producers during the first half of 2000, and to reflect a $1,384,000 decrease in Producer stock option expense to reverse stock option expense related to options granted in January 2000 which were earned by Producers in 1999.

Revenue Recognition - Effective January 1, 2000, the Company adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Under the Marketing Agreement with American National Insurance Company (“American National”), the Company is obligated to repay to American National an annual amount equal to 0.1% of specified premium levels to the extent that such premiums are below the minimum production requirement of $500 million during each twelve month period ended September 30th (the “Premium Deficiency”). As a result, the Company changed its revenue recognition policy to recognize commission revenue net of 0.1% of the Premium Deficiency, assuming no additional premiums will be sold under the American National Marketing Agreement. Prior to December 31, 1999, the Company recorded revenue throughout the twelve month period net of 0.1% of the projected annual Premium Deficiency. The cumulative effect of this change in accounting principle resulted in an increase in the Company's consolidated net loss of $226,000, or $.01 per share, net of tax benefit of $149,000, for the six months ended June 30, 2000. In addition, commission revenue increased by $53,000 and $109,000 during the three months and six months ended June 30, 2000, respectively. The Form 10-Q for the six months ended June 30, 2000, as originally filed, did not include the effect of adopting SAB 101. Accordingly, the impact of adoption has been included in the 2000 results in the accompanying Condensed Consolidated Statements of Operations.

The effects of the restatement of the stock option expense and the adoption of SAB 101 on the Company’s Condensed Consolidated Financial Statements for the three months and six months ending June 30, 2000 are as follows:

Statement of Operations Data:

	For the three months ended June 30,		For the six months ended June 30,
	2000		2000

	As originally		As originally
	reported	As restated	reported	As restated

Total revenue	$10,648,000	$10,704,000	$20,799,000	$20,908,000

Total expenses	12,254,000	12,427,000	24,940,000	23,890,000

Operating loss	(1,606,000)	(1,723,000)	(4,141,000)	(2,982,000)

Other income, net	87,000	26,000	153,000	3,000

Loss before income taxes and cumulative effect of accounting change	(1,519,000)	(1,697,000)	(3,988,000)	(2,979,000)

Benefit from income taxes	(593,000)	(666,000)	(1,536,000)	(1,126,000)

Net loss before cumulative effect of accounting change	(926,000)	(1,031,000)	(2,452,000)	(1,853,000)
Cumulative effect of accounting change, net of tax	—	—	—	(226,000)

Net loss	$(926,000)	$(1,031,000)	$(2,452,000)	$(2,079,000)

Basic loss per share	$(0.04)	$(0.04)	$(0.09)	$(0.08)

Diluted loss per share	$(0.03)	$(0.04)	$(0.09)	$(0.08)

The restatement to correct stock option expense resulted in a decrease in basic and diluted net loss per share of $0.02 and the adoption of SAB 101 resulted in an increase in basic and diluted net loss per share of $0.01 for the six months ended June 30, 2000.

Balance Sheet Data:

	June 30, 2000

	As
	originally
	reported	As restated

Total assets	$42,511,000	$42,802,000

Total liabilities	$11,892,000	$12,158,000

Redeemable common stock	$11,354,000	$11,354,000

Shareholders’ equity	$19,265,000	$19,290,000

3.	Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations which supercedes Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company’s management anticipates that the implementation of SFAS 141 will not have a material effect on its consolidated results of operations or financial position.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. The provisions of SFAS 142 will be applied starting January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to SFAS 142. The Company’s management is currently assessing SFAS 142 and has not yet determined the impact that adoption will have on its consolidated results of operations or financial position.

4.	Equity In and Advances to Investee

In 2000, Imagent purchased a 33.3% ownership interest in, and loaned $1.1 million to, prospectdigital, LLC (“prospectdigital”). In addition, Imagent advanced an additional $155,000 during the first six months of 2001 and $49,000 during July of 2001. Imagent records its share of prospectdigital’s losses equal to its proportionate cash investment in prospectdigital’s equity, or 98.8%. During the six months ended June 30, 2001, Imagent recorded losses of $524,000. The amounts invested and advanced through June 30, 2001, net of Imagent’s share of cumulative losses, are reflected in Equity In and Advances To Investee in the accompanying Condensed Consolidated Balance Sheets.

During the second quarter of 2001, prospectdigital operations moved from Arizona to the Company’s headquarters in Petaluma, California and to Nashville, Tennessee. As a result, four prospectdigital employees were terminated.

5.	Exit Costs

During the first quarter of 2001, the Company announced a plan to significantly reduce LifeSurance Corporation’s operations. Five nonmanagement employees were terminated, and one manager and one nonmanagement employee were transferred to Legacy Marketing. As a result, during the first quarter of 2001, the Company recorded: (i) occupancy expense of $125,000 related to noncancelable lease obligations for vacated office space, net of estimated sublease income and related costs, (ii) salaries and benefit expense of $32,000 related to employee severance costs, and (iii) sales promotion and support expense of $45,000 related to noncancelable seminar facilities obligations. The Company paid the employee severance obligation during February 2001 and paid the noncancelable facilities obligation during June 2001. In addition, lease payments of $33,000 made during the second quarter of 2001 reduced the noncancelable office lease liability to $92,000 at June 30, 2001. This remaining liability is included in accounts payable and accrued liabilities in the accompanying Condensed Consolidated Balance Sheets.

6.	Building Purchase and Loan Payable

In June 2001, the Company purchased the office building which houses its headquarters and the corresponding parcel of land in Petaluma, California, for approximately $10.6 million. In conjunction with the acquisition, the Company paid cash of approximately $5.9 million by applying proceeds from a note receivable, and entered into a loan agreement for approximately $4.7 million. The note receivable arose from a building sale in December 2000 and was held by a qualified exchange intermediary in order to defer payment of income taxes on the gain recorded on the sale. The loan bears interest at a rate equal to LIBOR, as adjusted on a monthly basis, plus 3.5% per annum. Interest is due and payable monthly. The unpaid principal balance is due and payable in

December 2001, provided that the principal balance may be prepaid without penalty and the Company may extend the maturity date of the loan to June 2002. As of June 30, 2001, no payments have been made toward the principal balance of the loan. Accordingly, the entire balance of the loan is reflected in Loan Payable in the accompanying Condensed Consolidated Balance Sheets at June 30, 2001.

7.	Commitments and Contingencies

As a professional services firm engaged in marketing and servicing life insurance and annuity products, the Company encounters litigation in the normal course of business. Management is not aware of any asserted or unasserted litigation that existed at June 30, 2001 that are likely to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

8.	Redeemable Common Stock

The Company is obligated to repurchase certain of its shares of common stock pursuant to various agreements under which the common stock was issued. During the six months ended June 30, 2001, redeemable common stock was redeemed and retired as follows:

	Series A Redeemable		Series B Redeemable		Total Redeemable
	Common Stock		Common Stock		Common Stock
		Carrying		Carrying		Carrying
	Shares	Amount	Shares	Amount	Shares	Amount
Balance January 1, 2001	4,511,000	$9,473,000	584,000	$1,764,000	5,095,000	$11,237,000

Accretion to redemption value	—	269,000	—	—	—	269,000
Redemptions and retirement of common stock	(30,000)	(62,000)	—	—	(30,000)	(62,000)

Balance June 30, 2001	4,481,000	$9,680,000	584,000	$1,764,000	5,065,000	$11,444,000

9.	Common Stock Committed

During the six months ended June 30, 2001, the Company became obligated to award to a Legacy Marketing producer 33,000 shares of Series A common stock in exchange for achievement of certain milestones in conjunction with a sales incentive program. As of June 30, 2001, these shares had not been issued. To reflect this obligation, the Company recorded sales promotion and support expense in the amount of $50,000 during the six months ended June 30, 2001 and the cumulative balance is reflected as Common Stock Committed in the accompanying Condensed Consolidated Balance Sheets.

10.	Losses on Disposals of Fixed Assets

The Company recorded pre-tax non-operating losses of $340,000 and $341,000 during the three months and six months ended June 30, 2001, respectively, related to the write off of capitalized internal use software costs deemed to have no future benefit to the Company.

11.	Earnings per Share

	Income/(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount

For the three months ended June 30, 2001

Basic earnings per share	$744,000

Accretion of redeemable common stock	(269,000)

Income available to common shareholders	475,000	25,994,000	$0.02

Effect of dilutive securities — employee and producer stock options	—	3,036,000

Diluted earnings per share	$475,000	29,030,000	$0.02

For the three months ended June 30, 2000

Loss available to common shareholders	$(1,031,000)	26,297,000	$(0.04)

Effect of dilutive securities — employee and producer stock options	—	—

Diluted loss per share	$(1,031,000)	26,297,000	$(0.04)

For the six months ended June 30, 2001

Basic loss per share	$(513,000)

Accretion of redeemable common stock	(269,000)

Loss available to common shareholders	(782,000)	25,964,000	$(0.03)

Effect of dilutive securities — employee and producer stock options	—	—

Diluted loss per share	$(782,000)	25,964,000	$(0.03)

For the six months ended June 30, 2000

Loss before cumulative effect of accounting change	$(1,853,000)	26,321,000	$(0.07)

Cumulative effect of accounting change	(226,000)	—	$(0.01)

Loss available to common shareholders	(2,079,000)	26,321,000	$(0.08)

Effect of dilutive securities — employee and producer stock options	—	—

Diluted loss per share	$(2,079,000)	26,321,000	$(0.08)

The diluted share base for the six months ended June 30, 2001 excludes incremental shares of 3,039,000 shares and the diluted share base for the three months and six months ended June 30, 2000 excludes incremental shares of 2,284,000 and 2,301,000, respectively, related to employee and non-employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's net losses incurred during the respective periods.

12.	Liquidity and Capital Resources

During the second quarter of 2001, the Company earned consolidated net income of $744,000. However, during the six months ended June 30, 2001, the Company experienced consolidated net losses of $513,000. The year-to-date net losses, when combined with investing and financing activities, resulted in a significant decrease in working capital during the period. In addition, the Company is obligated to repurchase certain shares of its common stock pursuant to various contractual agreements under which the shares were issued. If the Company experiences continued net losses or if requests for repurchase of redeemable common stock increase significantly, a cash shortfall could occur. However, management anticipates that cash flows from operations, combined with existing cash and investment balances, will provide sufficient funding for the foreseeable future. Further, in the event that a shortfall was to occur, management believes that adequate financing could be obtained to meet the Company’s cash flow needs.

13.	Segment Information

The table below presents information about the Company’s operating segments:

	Legacy	Legacy	Regan		Values
For the three months ended	Marketing	Financial	Holding Corp.	Imagent	Financial
June 30, 2001	Group	Services, Inc.	(stand-alone)	Online, LLC	Network, Inc.	Other	Total

Revenue

Marketing allowances	$6,954,000	$72,000	$—	$—	$—	$—	$7,026,000

Commission income	4,301,000	404,000	—	—	—	32,000	4,737,000

Administrative fees	2,939,000	—	—	—	—	—	2,939,000

Other income	8,000	31,000	10,000	—	3,000	32,000	84,000

Total revenue	14,202,000	507,000	10,000	—	3,000	64,000	14,786,000

Expenses

Salaries and related benefits	6,304,000	455,000	—	—	252,000	3,000	7,014,000

Sales promotion and support	1,510,000	28,000	80,000	—	(2,000)	9,000	1,625,000

Professional fees	879,000	8,000	189,000	—	226,000	—	1,302,000

Other expenses	2,379,000	163,000	583,000	2,000	220,000	12,000	3,359,000

Total expenses	11,072,000	654,000	852,000	2,000	696,000	24,000	13,300,000

Operating income (loss)	3,130,000	(147,000)	(842,000)	(2,000)	(693,000)	40,000	1,486,000

Other income (loss)	(254,000)	4,000	35,000	(102,000)	—	—	(317,000)

Income (loss) before tax	2,876,000	(143,000)	(807,000)	(104,000)	(693,000)	40,000	1,169,000

Tax benefit (provision)	(1,030,000)	111,000	140,000	52,000	292,000	10,000	(425,000)

Net income (loss)	$1,846,000	$(32,000)	$(667,000)	$(52,000)	$(401,000)	$50,000	$744,000

For the three months ended

June 30, 2000

Revenue

Marketing allowances	$4,279,000	$83,000	$—	$—	$—	$—	$4,362,000

Commission income	3,198,000	567,000	—	—	—	2,000	3,767,000

Administrative fees	2,243,000	—	—	—	—	—	2,243,000

Other income	4,000	21,000	147,000	—	—	160,000	332,000

Total revenue	9,724,000	671,000	147,000	—	—	162,000	10,704,000

Expenses

Salaries and related benefits	5,584,000	340,000	—	—	—	178,000	6,102,000

Sales promotion and support	1,201,000	58,000	502,000	—	—	305,000	2,066,000

Professional fees	1,184,000	32,000	174,000	103,000	—	68,000	1,561,000

Other expenses	1,675,000	75,000	707,000	—	—	241,000	2,698,000

Total expenses	9,644,000	505,000	1,383,000	103,000	—	792,000	12,427,000

Operating income (loss)	80,000	166,000	(1,236,000)	(103,000)	—	(630,000)	(1,723,000)

Other income (loss)	296,000	10,000	(228,000)	(54,000)	—	2,000	26,000

Income (loss) before tax	376,000	176,000	(1,464,000)	(157,000)	—	(628,000)	(1,697,000)

Tax benefit (provision)	(14,000)	(21,000)	462,000	—	—	239,000	666,000

Net income (loss)	$362,000	$155,000	$(1,002,000)	$(157,000)	$—	$(389,000)	$(1,031,000)

For the six months ended

June 30, 2001

Revenue

Marketing allowances	$12,130,000	$168,000	$—	$—	$—	$—	$12,298,000

Commission income	7,874,000	723,000	—	—	—	30,000	8,627,000

Administrative fees	5,453,000	—	—	—	—	—	5,453,000

Other income	23,000	49,000	—	—	8,000	68,000	148,000

Total revenue	25,480,000	940,000	—	—	8,000	98,000	26,526,000

Expenses

Salaries and related benefits	12,202,000	870,000	—	—	543,000	147,000	13,762,000

Sales promotion and support	2,728,000	37,000	130,000	—	82,000	127,000	3,104,000

Professional fees	2,500,000	37,000	444,000	10,000	315,000	6,000	3,312,000

Other expenses	4,430,000	313,000	1,197,000	2,000	425,000	206,000	6,573,000

Total expenses	21,860,000	1,257,000	1,771,000	12,000	1,365,000	486,000	26,751,000

Operating income (loss)	3,620,000	(317,000)	(1,771,000)	(12,000)	(1,357,000)	(388,000)	(225,000)

Other income (loss)	(268,000)	7,000	123,000	(476,000)	—	—	(614,000)

Income (loss) before tax	3,352,000	(310,000)	(1,648,000)	(488,000)	(1,357,000)	(388,000)	(839,000)

Tax benefit (provision)	(1,094,000)	216,000	310,000	194,000	539,000	161,000	326,000

Net income (loss)	$2,258,000	$(94,000)	$(1,338,000)	$(294,000)	$(818,000)	$(227,000)	$(513,000)

	Legacy	Legacy	Regan		Values
For the six months ended	Marketing	Financial	Holding Corp.	Imagent	Financial
June 30, 2000	Group	Services, Inc.	(stand-alone)	Online, LLC	Network, Inc.	Other	Total

Revenue

Marketing allowances	$8,419,000	$117,000	$—	$—	$—	$—	$8,536,000

Commission income	6,149,000	1,218,000	—	—	—	4,000	7,371,000

Administrative fees	4,466,000	—	—	—	—	—	4,466,000

Other income	11,000	46,000	254,000	—	—	224,000	535,000

Total revenue	19,045,000	1,381,000	254,000	—	—	228,000	20,908,000

Expenses

Salaries and related benefits	11,164,000	675,000	—	—	—	371,000	12,210,000

Sales promotion and support	2,504,000	81,000	754,000	—	—	342,000	3,681,000

Professional fees	2,230,000	45,000	260,000	103,000	—	114,000	2,752,000

Other expenses	3,426,000	134,000	1,295,000	—	—	392,000	5,247,000

Total expenses	19,324,000	935,000	2,309,000	103,000	—	1,219,000	23,890,000

Operating income (loss)	(279,000)	446,000	(2,055,000)	(103,000)	—	(991,000)	(2,982,000)

Other income (loss)	500,000	13,000	(461,000)	(54,000)	—	5,000	3,000

Income (loss) before tax	221,000	459,000	(2,516,000)	(157,000)	—	(986,000)	(2,979,000)

Tax benefit (provision)	175,000	(84,000)	673,000	—	—	362,000	1,126,000

Net income (loss) before cumulative effect of accounting change	396,000	375,000	(1,843,000)	(157,000)	—	(624,000)	(1,853,000)

Cumulative effect of accounting change	(226,000)	—	—	—	—	—	(226,000)

Net income (loss)	$170,000	$375,000	$(1,843,000)	$(157,000)	$—	$(624,000)	$(2,079,000)

Total assets

June 30, 2001	$18,501,000	$1,182,000	$18,716,000	$1,040,000	$3,974,000	$1,478,000	$44,891,000

December 31, 2000	$20,974,000	$1,569,000	$13,924,000	$1,167,000	$3,811,000	$1,515,000	$42,960,000

The “Other” segment above includes LifeSurance Corporation, Legacy Advisory Services, Inc. and Legacy Reinsurance Company. Such entities’ financial results do not currently factor significantly into management decision making and, accordingly, were not separated for purposes of this disclosure.

14.	Carrier and Product Concentration

Through Legacy Marketing, the Company markets and administers fixed annuity and life insurance products on behalf of four unaffiliated insurance carriers (collectively referred to as the “Carriers”): American National, IL Annuity and Insurance Company (“IL Annuity”), Transamerica Life Insurance and Annuity Company (“Transamerica”), and John Hancock Life Insurance Company (“John Hancock”). The agreements with these carriers, except for John Hancock which entered into Marketing and Administrative Agreements with Legacy Marketing in January 2001, generated a significant portion of the Company’s total consolidated revenue for the periods indicated as follows:

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Transamerica	72.5%	46.6%	70.8%	43.7%

IL Annuity	16.4%	30.7%	17.4%	33.7%

American National	5.8%	13.3%	6.8%	13.4%

Although Legacy Marketing markets and administers several products on behalf of the Carriers, the Company’s consolidated revenue was derived primarily from sales and administration of two fixed annuity product series for the periods indicated as follows:

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000
SelectMark™ (sold on behalf of Transamerica)	72.3%	42.9%	70.4%	40.2%

VisionMark™ (sold on behalf of IL Annuity)	15.8%	10.4%	16.1%	14.2%

15.	Reclassifications

Certain amounts in the 2000 Condensed Consolidated Financial Statements have been reclassified to conform to the 2001 presentation. Such reclassifications had no impact on net loss or shareholders’ equity.

16.	Subsequent events

In July 2001, LMG and American National amended their Marketing and Administrative Agreements in order to extend the terms to August 31, 2001.

In August 2001, LMG and Transamerica amended their Marketing and Administrative Agreements in order to reflect new products and product enhancements.

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

Analysis of Regan Holding Corp. Consolidated

      The Company experienced consolidated net income of $744,000 during the second quarter of 2001, compared to consolidated net losses of $1.0 million during the second quarter of 2000. For the six months ended June 30, 2001, the Company experienced net losses of $513,000, compared with net losses of $2.1 million for the same period in 2000. These shifts are primarily due to increases in Legacy Marketing Group (“Legacy Marketing”) revenues, partially offset by higher expenses, as discussed below.

Analysis of Legacy Marketing Group

      During the second quarter of 2001, Legacy Marketing’s net income totaled $1.8 million, which represented a $1.5 million increase from the second quarter of 2000. For the six months ended June 30, 2001, Legacy Marketing earned net income of $2.3 million, representing a $2.1 million increase from the same period in 2000. These increases are primarily due to increases in revenue, partially offset by increases in expenses, as discussed below.

      Legacy Marketing’s major sources of revenue are marketing allowances, commission revenue, and administrative fees from sales and administration of fixed annuity and life insurance products on behalf of four unaffiliated insurance carriers with which the Company contracts : American National Insurance Company (“American National”), IL Annuity and Insurance Company (“IL Annuity”), Transamerica Life Insurance and Annuity Company (“Transamerica”), and John Hancock Life Insurance Company (“John Hancock”), collectively referred to as the “Carriers.” Levels of marketing allowances and commission revenue are directly related to the sales volume of such products. Administrative fees are a function not only of product sales, but also of administration of policies inforce and producer appointments and terminations. Total Legacy Marketing revenue increased $4.5 million, or 46.1%, in the second quarter of 2001 compared to the second quarter of 2000, and increased $6.4 million, or 33.8%, during the six months ended June 30, 2001 compared to the six months ended June 30, 2000. These increases are primarily attributable to increases in premium placed inforce for the Carriers, as discussed below.

      Legacy Marketing commission revenue and marketing allowances, combined, increased $3.8 million, or 50.5%, during the second quarter of 2001 compared to the second quarter of 2000, primarily due to an increase in fixed annuity premium placed inforce for the Carriers of $209.2 million, or 78.0%. During the six months ended June 30, 2001, such income increased $5.4 million, or 37.3%, compared to the same period in 2000, due to an increase in premium of $279.3 million, or 52.1%. The increases in premium placed inforce are primarily due to: (i) favorable market conditions leading to improved performance of bond investments underlying key products’ crediting rates, (ii) the implementation of marketing programs designed to strengthen relationships with existing producers and attract new producers, and (iii) the introduction of new products and enhancement of existing products. Commission revenue and marketing allowances did not increase at a rate comparable to the increase in premium placed inforce primarily due to a shift to sales of fixed annuity products that yield lower commissions. Management expects increases in revenue to continue throughout 2001; however, there can be no assurance that increases in sales volume will continue or that such increases will continue at present levels.

      Administrative fees increased by $696,000, or 31.0%, during the second quarter of 2001 compared to the same period in 2000, and increased $987,000, or 22.1%, during the six months ended June 30, 2001 compared to the six months ended June 30, 2000, primarily due to increases in the number of policies sold and administered during the respective periods.

      The agreements with the Carriers, except for John Hancock which entered into Marketing and Administrative Agreements with Legacy Marketing in January 2001, generated a significant portion of the Company’s total consolidated revenue for the periods indicated as follows:

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Transamerica	72.5%	46.6%	70.8%	43.7%

IL Annuity	16.4%	30.7%	17.4%	33.7%

American National	5.8%	13.3%	6.8%	13.4%

      Although Legacy Marketing markets and administers several products on behalf of the Carriers, the Company’s consolidated revenue was derived primarily from sales and administration of two fixed annuity product series for the periods indicated as follows:

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000
SelectMark™ (sold on behalf of Transamerica)	72.3%	42.9%	70.4%	40.2%

VisionMark™ (sold on behalf of IL Annuity)	15.8%	10.4%	16.1%	14.2%

      This shift between Carrier’s products is attributable primarily to favorable acceptance of Transamerica’s annuity products in the marketplace, which is expected to continue for the foreseeable future.

      Total Legacy Marketing expenses increased $1.4 million, or 14.8%, during the three months ended June 30, 2001 compared to the three months ended June 30, 2000, and increased $2.5 million, or 13.1%, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. These increases are primarily attributable to increases in compensation, sales promotion and support, and depreciation and amortization, as discussed below.

      As a service organization, Legacy Marketing’s primary expenses are salaries and related employee benefits. These expenses increased $720,000, or 12.9%, in the second quarter of 2001 compared to the second quarter of 2000. For the six months ended June 30, 2001 salaries and related benefits increased $1.0 million, or 9.3%, compared to the same period in 2000. Such increases are primarily due to regular annual pay increases and the addition of employees at higher salary levels, including one executive officer. The increases in senior personnel are considered necessary to provide additional leadership to employees and to support strategic planning. Accordingly, salaries and benefits expense is expected to continue to be greater in 2001 than in 2000.

      Sales promotion and support expense is comprised primarily of costs related to Legacy Marketing’s annual sales conventions, incentives paid to producers to stimulate sales, and advertising expeditures. This expense increased $309,000, or 25.7%, in the second quarter of 2001 compared to the same period in 2000, and increased $224,000, or 9.0%, during the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Such increases are primarily due to increased costs incurred for the annual sales convention and increased advertising activities.

      Depreciation and amortization expense increased $687,000, or 308.1%, in the second quarter of 2001 compared to the same period in 2000. For the six months ended June 30, 2001, depreciation and amortization expense increased $964,000, or 232.3%. Such increases are primarily due to increases in capitalized internal use software development costs, which resulted in increased amortization of such assets.

Analysis of Legacy Financial Services, Inc.

      Legacy Financial Services, Inc. (“Legacy Financial”) experienced net losses of $32,000 during the second quarter of 2001 compared to net income of $155,000 during the second quarter of 2000. For the six months ended June 30, 2001, Legacy Financial showed net losses of $94,000 compared to net income of $375,000 during the same period in 2000. This shift is primarily attributable to decreases in revenue and increases in expenses, as discussed below.

      Legacy Financial’s major source of revenue is commission income, which is generated through sales of variable life and annuity products, mutual funds, and debt and equity securities. Levels of commission income are directly related to the volume of sales of such products. Total Legacy Financial revenue decreased $164,000, or 24.4%, during the three months ended June 30, 2001 compared to the same period in 2000. For the six months ended June 30, 2001, total revenue decreased $441,000, or 31.9%, compared to the same period in 2000. Such decreases are primarily due to decreases in sales volume resulting from adverse market conditions during the first half of 2001.

      Total Legacy Financial expenses increased $149,000, or 29.5%, during the second quarter of 2001 compared to the first quarter of 2000. For the six months ended June 30, 2001, expenses increased $322,000, or 34.4%, compared to the six months ended June 30, 3000. The increases in expenses are primarily due to increases in salaries and benefits and occupancy, which are discussed below.

      As a service organization, Legacy Financial’s operating expenses primarily consist of salaries and related employee benefits. These expenses increased $115,000, or 33.8%, during the three months ended June 30, 2001 compared to the same period in 2000, and increased $195,000, or 28.9%, during the first half of 2001 compared to the first half of 2000. Such increases are primarily due to increases in the number of employees, which were necessary to accommodate increases in sales volume during 2000, and to regular annual pay increases.

      Occupancy expenses consist primarily of office building lease costs, utilities, telephone and related expenses. These expenses increased $82,000, or 410.0%, during the second quarter of 2001 compared to the second quarter of 2000. For the six months ended June 30, 2001, occupancy expenses increased $134,000, or 362.2%, compared to the six months ended June 30, 2000. These increases are primarily due to increased rent expense, resulting from the Company’s sale in December 2000 of the building that houses Legacy Financial’s operations and the subsequent office lease payments made by Legacy Financial to the new building owner.

Analysis of Regan Holding Corp. (stand-alone)

      Regan Holding Corp. recorded net losses of $667,000 during the second quarter of 2001 compared to net losses of $1.0 million during the second quarter of 2000. For the six months ended June 30, 2001, Regan Holding Corp. experienced net losses of $1.3 million, compared to net losses of $1.8 million during the same period in 2000. These decreased losses are primarily attributable to increases in non-operating income and decreases in operating expenses, partially offset by decreases in operating revenue, as discussed below.

      Prior to January 2001, Regan Holding Corp.’s revenue consisted solely of rental revenue from unaffiliated tenants in an office building purchased by the Company during 1999. The Company sold the building in December 2000 and, accordingly, no rental income was recognized during the first half of 2001, nor is any rental income anticipated in future periods.

      Regan Holding Corp.’s expenses decreased $531,000, or 38.4%, during the second quarter of 2001 compared to the same period in 2000, and decreased $538,000, or 23.3%, during the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Such decreases are primarily due to a decrease in the number of non-employee stock options granted and lower depreciation and amortization expenses due to the sale of the building, as discussed above. The overall decrease in expenses was partially offset by increased professional fees related to higher fees for the annual audit and increased legal fees associated with regulatory filings.

      Regan Holding Corp. recorded $35,000 of other income during the second quarter of 2001, compared to other losses of $228,000 during the second quarter of 2000. For the six months ended June 30, 2001, Regan Holding Corp. recorded $123,000 of other income, compared to other losses of $461,000 during the same period in 2000. This shift is primarily due to recognition of interest income earned during the first half of 2001 from a note receivable related to the Company’s sale of a building in December 2000. During the first half of 2000, the Company recorded losses related to the write off of fixed assets. No such losses were incurred during the same period in 2001.

Analysis of Imagent Online, LLC

      Imagent Online, LLC (“Imagent”) recorded a net loss of $52,000 during the second quarter of 2001, compared to a net loss of $157,000 during the same period in 2000. The reduced losses are primarily due to professional fees incurred during 2000 related to the development of a business plan. No such fees were incurred during 2001. For the six months ended June 30, 2001, Imagent recorded a net loss of $294,000 compared a net loss of $157,000 during the six months ended June 30, 2000. The increased losses during the first half of 2001 are primarily due to equity investment losses from Imagent’s investment in prospectdigital, LLC (“prospectdigital”).

      In the second quarter of 2001, prospectdigital moved its operations from Arizona to the Company’s headquarters in Petaluma, California, and to Nashville, Tennessee. As a result, four prospectdigital employees were terminated and one employee transferred to Values Financial Network, Inc. Losses from prospectdigital are expected to continue throughout 2001, though at significantly lower levels during each quarter for the remainder of 2001.

Analysis of Values Financial Network, Inc.

      The Company purchased Values Financial Network, Inc. (“VFN”) in December 2000. During the three months and six months ended June 30, 2001, VFN recorded losses of $401,000 and $818,000, respectively, primarily due to expenses incurred during the entity’s start-up phase.

      During the second quarter of 2001, three VFN employees were laid off in order to reduce costs. Losses are expected to continue throughout 2001, though at decreasing levels during each quarter.

Analysis of Other Segments

      Other segments consists of LifeSurance Corporation, Legacy Advisory Services, Inc. and Legacy Reinsurance Company. Combined net income from these entities totaled $50,000 for the second quarter of 2001, compared to net losses of $389,000 during the same period in 2000. For the six months ended June 30, 2001, combined losses totaled $227,000 compared to losses of $624,000 during the six months ended June 30, 2000. This shift is primarily due to decreased expenses resulting from the discontinuance of a majority of LifeSurance Corporation’s operations during the first quarter of 2001. This trend is expected to continue for the remainder of 2001.

Liquidity and Capital Resources

      The Company’s principal needs for cash are: (i) funding operating expenses, which consist primarily of salaries and benefits, sales promotion and support costs, and professional fees; (ii) purchases of fixed assets, primarily computer hardware and software, to accommodate new employees and support anticipated growth in operations; (iii) funding continued product development and strategic acquisitions; and, (iv) as a reserve to cover possible redemptions of certain shares of the Company’s common stock, which are redeemable at the option of shareholders under various agreements with the Company.

      Cash and short-term investment grade securities represented 22.0% of the Company’s total consolidated assets at June 30, 2001, compared with 28.5% at December 31, 2000. This decrease is primarily attributable to a decrease in combined cash and short-term investment balances of $2.4 million at June 30, 2001 compared to December 31, 2000, which is primarily attributable to: (i) $2.6 million paid toward the development and enhancement of internal use software and the purchase of computer hardware and software, which were necessary to support new and existing information systems projects and to accommodate increases in sales, (ii) $2.3 million net repayment of a margin loan payable to the Company’s investment broker; partially offset by, (iii) $2.7 million in cash generated from operating activities.

      During December 2000, the Company sold land and a building in Petaluma, California, for $8.4 million and received net cash proceeds of $5.8 million from the sale. In order to comply with the provisions of Section 1031 of the Internal Revenue Code that allowed the Company to defer payment of tax on the gain, the proceeds from the property sale remained in the form a note receivable from a qualified intermediary. Proceeds from the note receivable were applied toward the purchase of the building which currently houses the Company’s headquarters in Petaluma. For the new building, the Company paid approximately $10.6 million, in accordance with a purchase option in the existing lease agreement. The Company obtained temporary financing (the “bridge loan”) for the $4.8 million difference between the purchase price and the note receivable proceeds. The bridge loan bears interest at a rate equal to LIBOR, as adjusted on a monthly basis, plus 3.5% per annum. Interest is due and payable monthly. Unpaid principal is due and payable in December 2001, provided that the principal balance may be prepaid without penalty and the Company may extend the maturity date of the loan to June 2002. Management is working to obtain long-term financing to replace the bridge loan.

      During 2000, Imagent committed to loan up to $400,000 in additional advances to prospectdigital. Pursuant to this arrangement, Imagent advanced $155,000 during the six months ended June 30, 2001.

      Management intends to continue to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

      Generally, the Company’s cash needs are met through cash provided by operating activities, which increased significantly during the first six months of 2001 compared to the same period in 2000 due primarily to increases in Legacy Marketing revenue. However, during certain periods in 2001 Legacy Marketing net income was not sufficient to entirely offset other subsidiaries’ losses. In addition, the Company is obligated to repurchase certain shares of its common stock pursuant to various contracts under which the shares were issued. If the Company’s consolidated net losses resume, or if requests for repurchase of redeemable common stock increase significantly, a cash shortfall could occur. Management believes that existing cash and investment balances, together with cash flows from operations, will provide sufficient funding for the foreseeable future. However, in the event that a shortfall was to occur, management believes that adequate financing or equity investment could be obtained to meet the Company’s cash flow needs.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations which supercedes Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company’s management anticipates that the implementation of SFAS 141 will not have a material effect on its consolidated results of operations or financial position.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. The provisions of SFAS 142 will be applied starting January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to SFAS 142. The Company’s management is currently assessing SFAS 142 and has not yet determined the impact that adoption will have on its consolidated results of operations or financial position.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Index to Exhibits

Exhibit 10.1 Exhibit 10.2 Exhibit 10.3 Exhibit 10.4	Amendment Twenty One to the Marketing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated July 2001.
Amendment Twenty to the Insurance Processing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated July 2001.
Amendment Two to the Marketing Agreement by and between Legacy Marketing Group and Transamerica Life Insurance and Annuity Company, dated August 2001.*
Amendment Three to the Administrative Services Agreement by and between Legacy Marketing Group and Transamerica Life Insurance and Annuity Company, dated August 2001.*

*	Certain confidential commercial and financial information has been omitted from the indicated exhibits, but filed under separate cover with the Securities and Exchange Commission.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter of 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAN HOLDING CORP.

Date: August 7, 2001	Signature:	/s/ R. Preston Pitts R. Preston Pitts, President and Chief Operating Officer

Date: August 7, 2001	Signature:	/s/ G. Steven Taylor G. Steven Taylor, Chief Financial Officer