Form 10-Q/A
period 1999-06-30
REGAN HOLDING CORP
filed 2001-10-04
CIK 870069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 2)

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

      Indicate the number of shares outstanding of the registrant’s common stock, as of July 31, 1999:

Common Stock-Series A	25,767,260

Common Stock-Series B	598,416

Restatement of Financial Results

      In connection with a review of Regan Holding Corp.’s (the “Company’s”) stock option program, the Company re-evaluated its accounting for stock options granted to independent insurance producers. As a result, the Company has restated its 1999 and 2000 results (see Note 2 to the Consolidated Financial Statements).

      Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements.

      All other information is presented as of the original filing date and has not been updated in this amended filing.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets	June 30, 1999	December 31, 1998

	(Unaudited and Restated)
Assets

Cash and cash equivalents	$5,100,195	$5,916,731

Investments	20,500,087	16,987,628

Accounts receivable	2,483,262	1,704,265

Prepaid expenses	1,448,286	768,913

Income taxes receivable	—	884,089

Deferred income taxes-current	651,903	359,421

Marketing supplies inventory	617,099	385,616

Total current assets	30,800,832	27,006,663

Net fixed assets	7,989,777	2,982,267

Deferred income taxes-non current	2,380,599	904,974

Prepaid software licensing fees	687,656	—

Other assets	426,037	392,109

Total non-current assets	11,484,069	4,279,350

Total assets	$42,284,901	$31,286,013

Liabilities, redeemable common stock, and shareholders’ equity

Liabilities

Accounts payable	$304,628	$418,821

Accrued sales convention costs	1,599,919	894,713

Accrued liabilities	3,802,807	4,388,401

Software licensing fees payable	600,000	—

Income taxes payable	599,409	—

Total current liabilities	6,906,763	5,701,935

Loans payable	2,263,383	132,285

Incentive compensation payable	476,450	530,523

Deferred compensation payable	526,890	—

Total non-current liabilities	3,266,723	662,808

Total liabilities	10,173,486	6,364,743

Commitments and contingencies	—	—

Redeemable common stock, Series A and B	10,899,863	11,225,431

Shareholders’ equity

Preferred stock, no par value:

Authorized: 100,000,000 shares No shares issued or outstanding	—	—

Series A common stock, no par value:

Authorized: 45,000,000 shares Issued and outstanding: 20,805,034 and 20,530,224 shares at June 30, 1999 and December 31, 1998, respectively	3,599,625	3,248,874

Paid-in capital from retirement of common stock	870,858	888,109

Paid-in capital from producer stock options	2,749,156	25,000

Retained earnings	14,287,485	9,587,775

Accumulated other comprehensive loss-net	(295,572)	(53,919)

Total shareholders’ equity	21,211,552	13,695,839

Total liabilities, redeemable common stock and shareholders’ equity	$42,284,901	$31,286,013

See accompanying notes to Consolidated Financial Statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	1999	1998	1999	1998

	(Restated)		(Restated)
Revenue

Marketing allowances	$8,200,700	$7,299,358	$16,076,790	$11,679,636

Commission income	4,758,236	3,453,208	8,799,224	5,593,692

Administrative fees	2,344,173	1,725,134	4,632,416	3,074,350

Investment income	353,804	286,061	552,462	501,104

Other income	103,218	98,000	287,320	157,238

Total revenue	15,760,131	12,861,761	30,348,212	21,006,020

Expenses

Salaries and related benefits	5,893,568	4,236,744	11,450,881	7,723,470

Sales promotion and support	1,799,408	940,070	3,816,241	1,954,927

Producer stock options	2,643,156	6,250	2,724,156	12,500

Professional fees	442,819	293,493	828,792	574,402

Litigation settlement	—	1,104,401	—	1,104,401

Depreciation and amortization	246,909	224,133	809,177	429,000

Occupancy	386,185	232,870	768,143	471,490

Courier and postage	280,506	150,372	525,334	313,128

Equipment	260,358	146,712	439,392	255,385

Stationery and supplies	176,260	203,410	354,281	328,200

Travel and entertainment	157,383	158,580	250,831	243,382

Insurance	121,367	45,084	209,484	84,641

Miscellaneous	71,973	62,376	124,987	100,083

Total expenses	12,479,892	7,804,495	22,301,699	13,595,009

Income from operations	3,280,239	5,057,266	8,046,513	7,411,011

Provision for income taxes	1,374,277	2,038,123	3,346,803	2,985,952

Net income	$1,905,962	$3,019,143	$4,699,710	$4,425,059

Earnings per share

Weighted average shares outstanding- basic	26,437,347	26,592,383	26,418,217	26,643,344

Basic earnings per share	$.07	$.11	$.18	$.17

Weighted average shares outstanding- diluted	27,314,729	26,592,383	27,280,434	26,643,344

Diluted earnings per share	$.07	$.11	$.17	$.17

See accompanying notes to Consolidated Financial Statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity
(Unaudited)

			Paid-in
			Capital from	Paid-in		Accumulated
			Retirement of	Capital from		Other
	Series A Common Stock		Common	Producer	Retained	Comprehensive
	Shares	Amount	Stock	Options	Earnings	Income (Loss)	Total
				(Restated)	(Restated)		(Restated)

Balance

January 1, 1999	20,530,224	$3,248,874	$888,109	$25,000	$9,587,775	$(53,919)	$13,695,839

Comprehensive Income:

Net income for the six months ended June 30, 1999					4,699,710		4,699,710

Net unrealized gains on investments						(400,685)	(400,685)

Deferred tax on net unrealized gains						159,032	159,032

Total Comprehensive

Income							4,458,057

Redemption and retirement of common stock	(26,454)	(26,454)	(17,251)				(43,705)

Stock awarded to producers	291,264	369,905					369,905

Exercise of stock options	10,000	7,300					7,300

Producer stock option expense				2,724,156			2,724,156

Balance June 30, 1999	20,805,034	$3,599,625	$870,858	$2,749,156	$14,287,485	$(295,572)	$21,211,552

See accompanying notes to Consolidated Financial Statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	June 30,

	1999	1998

	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$4,699,710	$4,425,059

Adjustments to reconcile net income to cash provided by operating activities:

Depreciation and amortization of fixed assets	773,543	394,424

Amortization of intangible assets	35,634	34,578

Common stock awarded to producers	369,905	—

Producer stock option expense	2,724,156	12,500

Amortization/accretion of investments	(17,866)	(28,075)

Realized gains on sales of investments	87,652	—

Changes in assets and liabilities:
Net change in accounts receivable	(778,997)	(1,237,002)

Net change in prepaid expenses	(679,373)	(26,612)

Net change in income taxes receivable and payable	1,483,498	313,162

Net change in deferred tax assets	(1,609,075)	196,453

Net change in marketing supplies inventory	(231,483)	(47,177)

Net change in prepaid and deferred software licensing fees	(87,656)	—

Net change in accounts payable	(114,193)	(78,440)

Net change in accrued sales convention costs	705,206	(53,263)

Net change in accrued liabilities	(585,594)	2,570,300

Net change in other assets and liabilities	403,255	69,287

Net cash provided by operating activities	7,178,322	6,545,194

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of investments	(12,955,988)	(5,873,148)

Proceeds from sales and maturities of investments	8,973,058	1,416,606

Purchases of fixed assets	(5,781,053)	(679,001)

Net cash used in investing activities	(9,763,983)	(5,135,543)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from note payable	2,132,500	—

Payment toward note payable	(1,402)	—

Redemption and retirement of common stock	(369,273)	(192,935)

Proceeds from stock option exercises	7,300	—

Net cash provided by (used in) financing activities	1,769,125	(192,935)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(816,536)	1,216,716

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,916,731	5,194,332

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,100,195	$6,411,048

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

2.   Restatement of Financial Results

During the year ended December 31, 2000, the Company originally recorded stock option expense of $1,384,000 related to 2,132,507 stock options granted to independent insurance producers (“Producers”) in January 2000 pursuant to Regan Holding Corp.’s Producer Stock Option and Award plan. The number of options granted was based on the Producers’ sales performance during 1999. In connection with a review of the Company’s stock option program, the Company determined that this expense should have been recorded during the year ended December 31, 1999, based on the Producers’ performance and the current fair value of options earned at each interim reporting date. As a result, the Consolidated Statements of Income for the three months and six months ended June 30, 1999 have been restated to reflect $702,156 of Producer stock option expense related to the January 2000 stock option grants which were earned by Producers during the first half of 1999. The Producer stock option expenses have been recorded during the second quarter of 1999, when the Company waived the options’ vesting provisions (see Note 7).

The effects of the restatement of the stock option expense on the Company’s Consolidated Financial Statements for the three months and six months ended June 30, 1999 are as follows:

Statement of Income Data:

	For the Three Months Ended		For the Six Months Ended
	June 30, 1999		June 30, 1999

	As originally		As originally
	reported	As restated	reported	As restated

Total revenue	$15,760,131	$15,760,131	$30,348,212	$30,348,212

Total expenses	11,777,736	12,479,892	21,599,543	22,301,699

Income from operations	3,982,395	3,280,239	8,748,669	8,046,513

Provision for income taxes	1,660,378	1,374,277	3,632,904	3,346,803

Net income	$2,322,017	$1,905,962	$5,115,765	$4,699,710

Basic earnings per share	$.09	$.07	$.19	$.18

Diluted earnings per share	$.09	$.07	$.19	$.17

Balance Sheet Data:

	June 30, 1999

	As
	originally
	reported	As restated

Total assets	$41,998,800	$42,284,901

Total liabilities	$10,173,486	$10,173,486

Redeemable common stock	$10,899,863	$10,899,863

Shareholders’ equity	$20,925,451	$21,211,552

3.   Building Purchase and Loan

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

Aggregate principal payments for the five years subsequent to June 30, 1999 are as follows:

Year	Principal

Six months ended December 31, 1999	$12,763

Year ended December 31, 2000	27,166

Year ended December 31, 2001	29,509

Year ended December 31, 2002	32,053

Year ended December 31, 2003	34,817

Thereafter	1,994,114

4.   Deferred Compensation Payable

During 1999, $432,380 in commissions were deferred by producers under the Regan Holding Corp. Producer Commission Deferral Plan and $83,528 in compensation was deferred by key employees under the Regan Holding Corp. Key Employee Deferred Compensation Plan. Such amounts have been recorded as a liability in the accompanying financial statements, plus Company matching contributions of $5,398 and accumulated earnings of $5,584.

5.   Software Licensing Fees

In March, 1999, LMG entered into a license agreement with The Leverage Group, Inc. (the “Agreement”), pursuant to which LMG has the non-exclusive right to use certain computer software programs in administering policies on behalf of the carriers with whom the Company contracts. For this right, LMG incurred an initial licensing fee of $800,000, of which $200,000 was paid in April, 1999 and two installments of $300,000 each become payable in September, 1999 and March, 2000. In addition, LMG agreed to pay monthly licensing charges of $8,333 per month, increasing each year to $22,667 per month during the eighth year, plus cost of living adjustments each year. The term of the Agreement extends through March 2007, but may be terminated by LMG with six months written notice after March

2004. The $800,000 initial licensing fee has been recorded as Prepaid Software Licensing Fees, net of the current portion of $101,875 and net of amortization. The unpaid portion of the initial licensing fee payable, equal to $600,000, has been recorded as Software Licensing Fees Payable. The monthly licensing fees are being expensed as incurred.

6.   Redeemable Common Stock

The Company is obligated to repurchase certain of its shares of common stock pursuant to various agreements under which the stock was issued. During the six months ended June 30, 1999, redeemable common stock was redeemed and retired as follows:

	Series A Redeemable		Series B Redeemable		Total Redeemable
	Common Stock		Common Stock		Common Stock

		Carrying		Carrying		Carrying
	Shares	Amount	Shares	Amount	Shares	Amount

Balance January 1, 1999	5,171,447	$9,428,047	599,128	$1,797,384	5,770,575	$11,225,431

Redemption and retirement of common stock	(195,840)	(323,432)	(712)	(2,136)	(196,552)	(325,568)

Balance June 30, 1999	4,975,607	$9,104,615	598,416	$1,795,248	5,574,023	$10,899,863

7.   Stock Option Expense (Restated)

During the second quarter of 1999, the Company recorded $2,022,000 of expense related to stock options that were granted to Producers in 1998 and 1999. This charge was a result of the Company’s decision to waive the options’ vesting provisions, thereby converting the options from “variable” options to “fixed” options pursuant to guidance prescribed in Statement of Financial Accounting Standards No. 123, as interpreted by Emerging Issues Task Force Issue 96-18. This charge reflects a re-measurement of the options based upon management’s best estimate of the fair value of the options at the date the vesting provisions were waived. In addition, in January 2000 the Company granted 2,132,507 stock options to Producers based on the Producers’ sales performance during 1999. As a result, the Company recorded $702,156 of Producer stock option expense during the first half of 1999 related to the January 2000 grants which were earned by Producers during the first half of 1999. The Producer stock option expenses were recorded beginning in the second quarter of 1999, when the Company waived the options’ vesting provisions. The fair value of all the options was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates ranging from 4.82% to 6.59%; expected volatility ranging from 22.84% to 28.33%; and expected lives ranging from 1 to 6 years. A dividend yield assumption was not applicable, as the Company’s stock is not publicly traded nor does the Company pay dividends.

8.   Recent Accounting Pronouncements—Internal Use Software Cost

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 provides guidance on determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The adoption of SOP 98-1 did not have a material impact on the consolidated results of operations or consolidated financial position of the Company during the six months ended June 30, 1999.

9.   Amendments to Marketing and Processing Agreements

In August, 1999, LMG and American National amended the terms of the Marketing Agreement and the Insurance Processing Agreement to extend the terms to October 1, 1999. LMG and American National are in the process of negotiating a five year extension.

10. Reclassifications

Certain amounts in the 1998 financial statements have been reclassified to conform with 1999 classifications. Such reclassifications had no impact on net income or retained earnings.

11. Segment information (Restated)

The table below presents information about the Company’s operating segments:

	Legacy	Legacy
	Marketing	Financial		Reconciling
	Group	Services, Inc.	Other	Items	Total

			(Restated)		(Restated)
Net income (loss) for the three months ended June 30:

1999	$3,799,007	$(49,335)	$1,761,961	$(3,605,671)	$1,905,962

1998	$3,127,663	$(47,229)	$3,019,697	$(3,080,988)	$3,019,143

Net income (loss) for the six months ended June 30:

1999	$7,337,209	$(135,299)	$4,412,076	$(6,914,276)	$4,699,710

1998	$4,671,447	$(134,412)	$4,424,501	$(4,536,477)	$4,425,059

Total assets at:

June 30, 1999	$43,888,220	$971,060	$31,068,739	$(33,643,118)	$42,284,901

December 31, 1998	$30,087,878	$816,741	$27,110,236	$(26,728,842)	$31,286,013

“Other” items above include Regan Holding Corp. (stand-alone) and its remaining subsidiaries, LifeSurance Corporation, Legacy Advisory Services, Inc., and Legacy Reinsurance Company. Such entities operations do not currently factor significantly into management decision making and, accordingly, were not separated for purpose of this disclosure. “Reconciling Items” consist solely of eliminations of inter-company amounts such as investment in, and income from, subsidiaries.

Item 2. Management’s Discussion and Analysis of Results of Operations and
Financial Condition

      Except for historical information contained herein, certain of the matters discussed in this Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” involve certain risks and uncertainties. All forecasts and projections in this report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available. Actual results could differ materially.

Results of Operations

      Summary—The Company’s net income for the quarter ended June 30, 1999 decreased approximately $1.1 million, or 36.9%, from the corresponding quarter in 1998 and increased approximately $275,000, or 6.2%, during the six months ended June 30, 1999, compared with the corresponding period in 1998. The increase in the six month period and the decrease in the three month period are due primarily to increases in revenue, net of increases in non-employee stock option expense, as discussed below.

      Income—The Company’s major sources of income are marketing allowances, commission overrides and administrative fees from sales and administration of annuity and life insurance products on behalf of the three insurance companies for which the Company markets and administers policies (the “Carriers”). Levels of marketing allowances and commission overrides are directly related to, and increase with, the volume of sales of such products. Administrative fees are a function not only of product sales, but also administration of policies inforce and producer appointments. Total income increased $2.9 million, or 22.5%, during the three months ended June 30, 1999, compared to the three months ended June 30, 1998. For the six months ended June 30, 1999, total income increased $9.3 million, or 44.5%, over the corresponding six month period in 1998.

      Marketing allowances and commission income, combined, increased approximately $2.2 million, or 20.5%, in the second quarter of 1999, compared to the second quarter of 1998. Such allowances and commissions increased approximately $7.6 million, or 44.0%, for the six months ended June 30, 1999 compared with the six months ended June 30, 1998. These increases are due primarily to increases in the volume of sales by the Company’s distribution network on behalf of the Carriers. Premium placed inforce for the Carriers totaled approximately $529.9 million and $1.0 billion during the three months and six months ended June 30, 1999, respectively, compared to $452.5 million and $730.8 million during the same periods in 1998, representing increases of 17.1% and 40.5%. Also contributing to increases in income during the first six months of 1999 was a shift in sales mix to sales of products which yield higher marketing allowances and commission income.

      Although premium placed inforce, and the resulting Company’s revenues, increased between periods, preliminary marketing statistics indicate that third quarter premium and revenue will increase less than in prior quarters or may even decrease. This trend is attributed to higher interest rates negatively affecting bond values which, in turn, lowers the annuity policies’ crediting rates. Management believes that this downward trend is temporary; however, no assurance can be given.

      Approximately 22.8% of the Company’s revenue during the three months ended June 30, 1999 and 36.6% during the six months ended June 30, 1999 was generated by LMG through sales of the VisionMark™ Annuity on behalf of IL Annuity. The current reinsurance carrier, Transamerica, has informed LMG that it will not reinsure this product beyond September 30, 1999. Management is currently working to replace the VisionMark™ product with the VisionMark II™, which will be reinsured by Reinsurance Group of America and which has been approved for sale in several states. However, approximately 15.3% of the Company’s revenue during the three months ended June 30, 1999 and 15.4% during the six months ended June 30, 1999 was generated by sales of the VisionMark™ in Texas and Washington where the VisionMark II™ is not yet approved for sale. Management believes that the VisionMark II™ will be approved in Texas and Washington before September 30, 1999 or that reinsurance of the VisionMark™ will be extended until state approval is obtained. However, if neither of these events occur, the Company’s revenue could be adversely affected beginning the fourth quarter of 1999.

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

      During the three months ended June 30, 1999, 10.5%, 73.8% and 9.8% of the Company’s total revenue resulted from agreements with American National, IL Annuity, and Transamerica respectively, compared to 14.0% and 80.7% from American National and IL Annuity, respectively, during the three months ended June 30, 1998. During the six months ended June 30, 1999, 8.5%, 76.8%, and 9.4% of the Company’s total revenue resulted from agreements with American National, IL Annuity, and Transamerica, respectively, compared with 14.3% and 78.9% from American National and IL Annuity, respectively, during the six months ended June 30, 1998. Sales and administration of Transamerica products did not begin until the third quarter of 1998.

      Expenses—Total expenses increased approximately $4.7 million, or 59.9%, during the three months ended June 30, 1999 compared to the three months ended June 30, 1998 and $8.7 million, or 64.0%, during the six months ended June 30, 1999 compared to the corresponding six months of 1998. These increases are attributable primarily to increases in compensation, sales promotion and support and stock option expenses, as discussed below.

      As a service organization, the Company’s primary expenses are salaries and related employee benefits, which increased approximately $1.7 million, or 39.1%, during the three months ended June 30, 1999 compared to the same period in 1998, and approximately $3.7 million, or 48.3%, in the first six months of 1999 compared to the same period in 1998. This increase resulted primarily from an increase in the average number of full-time equivalent employees, which rose to 418 during the quarter ended June 30, 1999, compared with 265 during the quarter ended June 30, 1998. This increase in employment was necessary to accommodate increases in sales volume, as discussed above. Such increases in employment were primarily in operations at lower pay levels. Therefore, salaries and employee benefits did not increase as significantly as the increase in the number of employees.

      Sales promotion and support expense consists primarily of costs relating to the Company’s annual national sales conventions, incentives paid to higher-level independent insurance producers (“Producers”) for recruitment and development of additional Producers, and costs relating to various sales meetings and training activities. Also included in sales promotion and support expense is the cost of designing and printing sales brochures for use by Producers. It is expected that these expenses will continue to be a major element of the Company’s cost structure, as attendance at the national sales conventions increases, as the number of Producers marketing products for the Company increases, and as new products are introduced. This expense increased approximately $859,000, or 91.4%, for the quarter ended June 30, 1999 compared with the quarter ended June 30, 1998, and approximately $1.9 million, or 95.2%, in the first six months of 1999, compared to the same period in 1998. These increases are due primarily to awards of the Company’s common stock and additional commissions to wholesalers who recruited and developed Producers who reached certain sales milestones.

      During the second quarter of 1999, the Company recorded $2,022,000 of stock option expense related to stock options that were granted to Producers in 1998 and 1999. This charge was a result of the Company’s decision to waive the options’ vesting provisions, thereby converting the options from “variable” options to “fixed” options pursuant to guidance prescribed in Statement of Financial Accounting Standards No. 123, as interpreted by Emerging Issues Task Force Issue 96-18. In addition, in January 2000 the Company granted 2,132,507 stock options to Producers based on the Producers’ sales performance during 1999. As a result, the Company recorded $702,156 of Producer stock option expense during the first half of 1999 related to the January 2000 grants which were earned by Producers during the first half of 1999. The Producer stock option expenses were recorded beginning in the second quarter of 1999, when the Company waived the options’ vesting provisions.

      Professional fees increased approximately $149,000, or 50.9%, during the three months ended June 30, 1999 compared with the corresponding period in 1998, and approximately $254,000, or 44.3%, for the six months ended June 30, 1999 compared with the corresponding period in 1998. These increases are primarily the result of consulting fees related to various information systems projects.

      In order to avoid protracted future litigation, the Company’s principal subsidiary, LMG, together with American National, entered into an agreement to settle a lawsuit filed in Jefferson County, Alabama, LMG’s net cost of the settlement, approximately $1.1 million, was recorded as an expense during the second quarter of 1998. No such settlement occurred during 1999.

      Occupancy expense increased approximately $153,000, or 65.8%, during the second quarter of 1999 compared to the second quarter of 1998, and $297,000, or 62.9%, for the six month period ended June 30, 1999, due primarily to maintenance costs related to additional leased space in Petaluma, California and Rome, Georgia.

Liquidity and Capital Resources

      Included in investments at March 31, 1999 is $12.0 million representing an equity investment in Indianapolis Life Group of Companies (“Indianapolis Group”), an affiliate of IL Annuity. Management expects that this investment will be returned to LMG during late 1999 pursuant to the terms of the Investment and Funding Agreement between LMG, Indianapolis Group and other parties. If, however, certain events which trigger the return of the investment by year end do not occur, these funds could be invested in Indianapolis Group for up to eight years at a yield to equal that earned by the Indianapolis Group on this investment portfolio.

      On May 7, 1999, the Company and its subsidiaries purchased for $4.3 million the building in Petaluma, California, in which the Company’s headquarters were previously located. In conjunction with the building acquisition, the Company paid $2.2 million of the purchase price in cash and entered into a loan payable for the remaining $2.1 million. The loan has a ten year term and is payable in monthly installments plus one balloon payment of approximately $1.8 million, due on May 10, 2009. The loan bears interest at 0.5% per annum above the Prime Rate, as published in the West Coast Edition of The Wall Street Journal. The loan is fully guaranteed by each of the Company’s subsidiaries. In addition, the loan agreement contains certain covenants with which the company must comply, including restrictions on indebtedness or investments outside the ordinary cause of business and restrictions on dividends or other changes in the Company’s capital structure. Pursuant to the loan agreement, the Company was required to place approximately $650,000 in reserve to cover loan payments in the event of default and to provide for certain repair costs. Management believes that cash and investments on hand, plus cash generated by ongoing operating activities, are adequate to meet the Company’s needs for cash, both on a long-term and a short-term basis.

Year 2000

      As the year 2000 approaches, a critical business issue has emerged regarding how existing application software and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to only accommodate a two digit date position which represents the year (e.g. ‘95 is stored in the system and represents the year 1995). As a result, the year 1999 (i.e.’99) could be the maximum date value these systems will be able to accurately process. Management has developed and fully implemented a plan to insure that the Company will be year 2000 compliant. This plan consisted of the following four stages: (i) conducting an inventory of all hardware, software and support systems; (ii) assessing whether such hardware, software and support systems are year 2000 compliant; (iii) correcting or replacing any non-compliant hardware, software and support systems; and (iv) testing to ensure that all corrections or replacements made pursuant to the third phase of the plan are functioning properly. The four stages of the Company’s year 2000 plan have been completed for mission-critical systems. Management is of the opinion that there are no significant barriers to being able to conduct normal business operations during the transition to year 2000 and beyond.

      The Company is also working closely with significant customers and vendors to ensure that their systems will be fully year 2000 compliant. However, there can be no assurance that potential interruptions due to year 2000 would not have a material adverse effect on the Company’s business, financial condition, results of operations and business prospects.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Index to Exhibits

Exhibit 10.1	Amendment Eight to the Marketing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated June 1999.*
Exhibit 10.2	Amendment Seven to the Insurance Processing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated June, 1999.*
Exhibit 10.3	Amendment Nine to the Marketing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated August, 1999.*
Exhibit 10.4	Amendment Eight to the Insurance Processing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated August, 1999.*
Exhibit 11.1	Computation of Earnings Per Share-Basic (Restated)
Exhibit 11.2	Computation of Earnings Per Share-Diluted (Restated)
Exhibit 27	Financial Data Schedule*

(b)	Reports on Form 8-K

A report on Form 8-K was filed in April, 1999 to report that, on March 31, 1999, Legacy Marketing Group, a wholly-owned subsidiary of the registrant, acquired 15.4 shares of common stock of Indianapolis Life Group of Companies, Inc. for a total purchase price of $12.0 million.

(*)  Filed with original filing on September 14, 1999.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAN HOLDING CORP.

Date:	September 20, 2001	Signature:	/s/ R. Preston Pitts

R. Preston Pitts, President & Chief Operating Officer