Form 10-Q/A
period 1999-09-30
REGAN HOLDING CORP
filed 2001-10-04
CIK 870069

United States

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

PART I.

FINANCIAL INFORMATION

Item  1. Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 1999	December 31, 1998

	(Unaudited and Restated)
Assets

Cash and cash equivalents	$2,172,979	$5,916,731

Investments	20,537,119	16,987,628

Accounts receivable	2,184,708	1,704,265

Prepaid expenses	1,014,678	768,913

Income taxes receivable	1,676,243	884,089

Deferred income taxes – current	744,024	359,421

Marketing supplies inventory	714,906	385,616

Total Current Assets	29,044,657	27,006,663

Fixed assets — net	10,838,740	2,982,267

Deferred income taxes – non current	2,814,592	904,974

Software licensing fees	764,064	—

Other assets	1,287,097	392,109

Total Non-Current Assets	15,704,493	4,279,350

Total Assets	$44,749,150	$31,286,013

Liabilities, Redeemable Common Stock, and Shareholders’ Equity
Liabilities

Accounts payable	$374,978	$418,821

Accrued sales convention costs	1,826,005	894,713

Accrued liabilities	3,628,899	4,388,401

Software licensing fees payable	492,500	—

Margin loan payable	1,683,548	—

Total Current Liabilities	8,005,930	5,701,935

Loans payable	2,259,589	132,285

Incentive compensation payable	498,880	530,523

Deferred compensation payable	903,253	—

Total Non-Current Liabilities	3,661,722	662,808

Total Liabilities	11,667,652	6,364,743

Commitments and Contingencies	—	—

Redeemable Common Stock, Series A and B	10,864,710	11,225,431

Shareholders’ Equity

Preferred stock, no par value:
Authorized: 100,000,000 shares

No shares issued or outstanding	—	—

Series A common stock, no par value:

Authorized: 45,000,000 shares Issued and outstanding: 20,809,070 and 20,530,224 shares at September 30, 1999 and December 31, 1998, respectively	3,602,609	3,248,874

Paid-in capital from retirement of common stock	871,540	888,109

Paid-in capital from producer stock options	3,873,212	25,000

Retained earnings	14,384,894	9,587,775

Accumulated other comprehensive loss – net	(515,467)	(53,919)

Total Shareholders’ Equity	22,216,788	13,695,839

Total Liabilities, Redeemable Common Stock and Shareholders’ Equity	$44,749,150	$31,286,013

See accompanying notes to Consolidated Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

	(Restated)		(Restated)
Revenue:

Marketing allowances	$5,369,512	$7,619,535	$21,446,302	$19,299,171

Commissions	3,421,286	3,586,450	12,220,510	9,180,142

Administrative fees	2,041,769	1,798,173	6,674,185	4,872,523

Other operating revenue	174,926	37,567	462,246	194,805

Total Revenue	11,007,493	13,041,725	40,803,243	33,546,641

Expenses:

Salaries and related benefits	5,439,391	4,777,738	16,890,272	12,501,208

Sales promotion and support	1,706,676	2,008,943	5,522,917	3,963,870

Producer stock options	1,124,056	6,250	3,848,212	18,750

Litigation settlement (Note 3)	—	—	—	1,104,404

Professional fees	645,895	332,168	1,474,687	906,570

Occupancy	515,791	334,254	1,283,934	805,744

Depreciation and amortization	326,451	295,422	1,135,628	724,422

Stationery and supplies	338,968	232,491	693,249	560,691

Courier and postage	245,576	202,118	770,910	515,246

Travel and entertainment	260,466	204,122	511,297	447,504

Equipment	330,145	176,769	769,537	432,154

Insurance	104,070	38,850	313,554	123,491

Other expenses	214,635	33,119	339,622	133,199

Total Expenses	11,252,120	8,642,244	33,553,819	22,237,253

Operating Income (Loss)	(244,627)	4,399,481	7,249,424	11,309,388
Other Income

Investment income — net	316,459	332,228	868,921	833,332

Income Before Income Tax	71,832	4,731,709	8,118,345	12,142,720

Provision For (Benefit From) Income Taxes	(25,577)	1,864,576	3,321,226	4,850,528

Net Income	$97,409	$2,867,133	$4,797,119	$7,292,192

Earnings Per Share:

Weighted average shares — basic	26,375,095	26,600,241	26,403,061	26,703,920

Basic earnings per share	$—	$.11	$.18	$.27

Weighted average shares — diluted	27,724,135	27,263,913	27,759,434	27,090,580

Diluted earnings per share	$—	$.11	$.17	$.27

See accompanying notes to Consolidated Financial Statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Paid-in Capital
	Series A Common Stock		from	Paid-in Capital
			Retirement of	from
	Shares	Amount	Common Stock	Producer Options

				(Restated)
Balance January 1, 1999	20,530,224	$3,248,874	$888,109	$25,000

Comprehensive Income:

Net income for the nine months ended September 30, 1999

Unrealized losses on investments

Realized losses on sales of investments

Deferred tax on net unrealized losses

Total Comprehensive Income

Redemption and retirement of common stock	(69,788)	(81,455)	(16,569)

Stock awarded to producers	330,634	419,905

Exercise of stock options	18,000	15,285

Producer stock option expense				3,848,212

Balance September 30, 1999	20,809,070	$3,602,609	$871,540	$3,873,212

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total

	(Restated)		(Restated)
Balance January 1, 1999	$9,587,775	$(53,919)	$13,695,839

Comprehensive Income:

Net income for the nine months ended September 30, 1999	4,797,119		4,797,119

Unrealized losses on investments		(855,582)	(855,582)

Realized losses on sales of investments		89,628	89,628

Deferred tax on net unrealized losses		304,406	304,406

Total Comprehensive Income			4,335,571

Redemption and retirement of common stock			(98,024)

Stock awarded to producers			419,905

Exercise of stock options			15,285

Producer stock option expense			3,848,212

Balance September 30, 1999	$14,384,894	$(515,467)	$22,216,788

See accompanying notes to Consolidated Financial Statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,

	1999	1998

	(Restated)
Cash flows from operating activities:

Net income	$4,797,119	$7,292,192

Adjustments to reconcile net income to cash provided by operating activities:

Depreciation and amortization of fixed assets	1,081,636	671,665

Amortization of intangible assets	53,992	52,757

Common stock awarded to producers	419,905	—

Producer stock option expense	3,848,212	18,750

Amortization/accretion of investments	(13,561)	(46,765)

Realized losses (gains) on sales of investments	89,628	(14,463)

Changes in assets and liabilities:

Net change in accounts receivable	(480,443)	(660,476)

Net change in prepaid expenses	(245,765)	(25,472)

Net change in income taxes receivable	(792,154)	461,373

Net change in deferred income taxes	(1,989,815)	(342,182)

Net change in marketing supplies inventory	(329,290)	(171,075)

Net change in software licensing fees	(271,564)	—

Net change in accounts payable	(43,843)	42,782

Net change in accrued sales convention costs	931,292	955,810

Net change in accrued liabilities	(759,502)	3,221,252

Net change in other assets and liabilities	572,630	265,551

Net cash provided by operating activities	6,868,477	11,721,699

Cash flows from investing activities:

Purchases of investments	(13,045,133)	(10,049,466)

Proceeds from sales and maturities of investments	8,653,621	2,802,196

Purchases of fixed assets	(8,938,109)	(1,300,432)

Payments for organization costs	—	(17,806)

Net cash used in investing activities	(13,329,621)	(8,565,508)

Cash flows from financing activities:

Proceeds from notes payable	4,132,500	—

Repayments of notes payable	(321,648)	—

Payment for building loan reserve	(650,000)	—

Payments for redemption and retirement of common stock	(458,745)	(266,537)

Proceeds from stock option exercises	15,285	—

Net cash provided by (used in) financing activities	2,717,392	(266,537)

Increase (decrease) in cash and cash equivalents	(3,743,752)	2,889,654

Cash and cash equivalents, beginning of period	5,916,731	5,194,332

Cash and cash equivalents, end of period	$2,172,979	$8,083,986

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

2.   Restatement of Financial Results

     During the year ended December 31, 2000, the Company originally recorded stock option expense of $1,384,000 related to 2,132,507 stock options granted to independent insurance producers (“Producers”) in January 2000 pursuant to Regan Holding Corp.’s Producer Stock Option and Award plan. The number of options granted was based on the Producers’ sales performance during 1999. In connection with a review of the Company’s stock option program, the Company determined that this expense should have been recorded during the year ended December 31, 1999, based on the Producers’ performance and the current fair value of options earned at each interim reporting date. As a result, the Consolidated Statements of Income for the three months and nine months ended September 30, 1999 have been restated to reflect $279,056 and $981,212, respectively, in Producer stock option expense related to the January 2000 stock option grants which were earned by Producers during the first three quarters of 1999. The Producers stock option expenses were recorded beginning in the second quarter of 1999, when the Company waived the options’ vesting provisions (see Note 9).

     The effects of the restatement of the stock option expense on the Company’s Consolidated Financial Statements for the three months and nine months ended September 30, 1999 are as follows:

      Statement of Income Data:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 1999		September 30, 1999

	As originally		As originally
	reported	As restated	reported	As restated

Total Revenue	$11,007,493	$11,007,493	$40,803,243	$40,803,243

Total Expenses	10,973,064	11,252,120	32,572,607	33,553,819

Income (Loss) From Operations	34,429	(244,627)	8,230,636	7,249,424

Other Income	316,459	316,459	868,921	868,921

Income Before Income Tax	350,888	71,832	9,099,557	8,118,345

Provision For (Benefit From) Income Taxes	88,113	(25,577)	3,721,017	3,321,226

Net Income	$262,775	$97,409	$5,378,540	$4,797,119

Basic earnings per share	$.01	$—	$.20	$.18

Diluted earnings per share	$.01	$—	$.19	$.17

     Balance Sheet Data:

	September 30, 1999

	As
	originally
	reported	As restated

Total Assets	$44,349,359	$44,749,150

Total Liabilities	$11,667,652	$11,667,652

Redeemable Common Stock	$10,864,710	$10,864,710

Shareholders’ Equity	$21,816,997	$22,216,788

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

4.  Internal Use Software

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

5.  Software Licensing Fees

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

7.  Deferred Compensation Payable

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

9.  Stock Option Expense (Restated)

      During the second quarter of 1999, the Company recorded $2,022,000 of expense related to stock options that were granted to Producers in 1998 and 1999. During the third quarter of 1999, this expense was increased by $845,000 for changes in estimates related to the Company’s estimated fair value of the options. These charges were a result of the Company’s decision to waive the options’ vesting provisions, thereby converting the options from “variable” options to “fixed” options pursuant to guidance prescribed in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as interpreted by Emerging Issues Task Force Issue 96-18. These charges reflect a re-measurement of the options based upon management’s best estimate of the fair value of the options at the date the vesting provisions were waived. In addition, in January 2000 the Company granted 2,132,507 stock options to Producers based on the Producers’ sales performance during 1999. As a result, during the three months and nine months ended September 30, 1999, the Company recorded $279,056 and $981,212, respectively, in Producer stock option expense related to the January 2000 grants which were earned by Producers during the first three quarters of 1999. The Producer stock option expenses were recorded beginning in the second quarter of 1999, when the Company waived the options’ vesting provisions. The fair value of all the options was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates ranging from 5.29% to 6.59%, expected volatility ranging from 27.71% to 39.51%; and expected lives ranging from 1 to 6 years. A dividend yield assumption was not applicable, as the Company’s stock is not publicly traded nor does the Company pay dividends.

10.  Amendments to Marketing and Insurance Processing Agreements

      In October 1999, LMG and American National amended the terms of the Marketing Agreement and the Insurance Processing Agreement to extend the terms to January 31, 2000. In addition, the Insurance Processing Agreement was amended with respect to various policy administration matters. LMG and American National are in the process of negotiating a five year extension for both agreements.

REGAN HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Segment Information (Restated)

      The table below presents information about the Company’s operating segments:

	Legacy	Legacy
	Marketing	Financial
	Group	Services, Inc.	Other	Total

			(Restated)	(Restated)
Nine months ended September 30, 1999:

Total revenue	$39,413,147	$1,170,701	$219,395	$40,803,243

Total expenses	25,140,286	1,071,868	7,341,665	33,553,819

Operating income (loss)	14,272,861	98,833	(7,122,270)	7,249,424

Other income	868,921	—	—	868,921

Income (loss) before tax	15,141,782	98,833	(7,122,270)	8,118,345

Tax provision (benefit)	5,634,834	(58,855)	(2,254,753)	3,321,226

Net income (loss)	$9,506,948	$157,688	$(4,867,517)	$4,797,119

Nine months ended September 30, 1998:

Total revenue	$32,951,440	$595,919	$(718)	$33,546,641

Total expenses	20,082,505	616,814	1,537,934	22,237,253

Operating income (loss)	12,868,935	(20,895)	(1,538,652)	11,309,388

Other income	833,332	—	—	833,332

Income (loss) before tax	13,702,267	(20,895)	(1,538,652)	12,142,720

Tax provision (benefit)	5,068,652	(94,268)	(123,856)	4,850,528

Net income (loss)	$8,633,615	$73,373	$(1,414,796)	$7,292,192

Total Assets:

September 30, 1999	$25,490,782	$1,290,377	$17,967,991	$44,749,150

December 31, 1998	$21,777,580	$823,714	$8,684,719	$31,286,013

      “Other” segments above include Regan Holding Corp. (stand-alone) and its remaining subsidiaries, Legacy Advisory Services, Inc., Legacy Reinsurance Company and LifeSurance Corporation. Such entities’ operations do not currently factor significantly into management decision making and, accordingly, were not separated for purposes of this disclosure.

12.  Reclassifications

      Certain amounts in the 1998 Consolidated Financial Statements have been reclassified to conform with 1999 classifications. Such reclassifications had no impact on net income or retained earnings.

13.  Concentration of Risk (Restated)

      At September 30, 1999, the Company’s investment portfolio included a $12 million investment in Indianapolis Life Group of Companies (“Indianapolis Group”), an affiliate of IL Annuity, which represents 26.8% of the Company’s total assets.

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

Results of Operations

  Summary

      The Company’s net income for the quarter ended September 30, 1999 decreased approximately $2.8 million, or 96.6%, from the corresponding quarter in 1998 and decreased approximately $2.5 million, or 34.2%, during the nine months ended September 30, 1999, compared with the corresponding period in 1998. The decrease between the three month periods is due primarily to decreases in revenue and increases in expenses, as discussed below. The decrease between nine month periods is due primarily to increases in expenses net of increases in revenue, as discussed below.

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

      Approximately 15.3% of the Company’s operating revenue during the three months ended September 30, 1999 and 29.4% during the nine months ended September 30, 1999 was generated by LMG through sales of the VisionMark™ Annuity on behalf of IL Annuity. The current reinsurer of this product has informed LMG that it will not reinsure this product beyond December 31, 1999. Management is currently working to replace the VisionMark™ product with the VisionMark II™ annuity, which will be reinsured by another carrier and which has been approved for sale in several states. However, approximately 13.6% of the Company’s revenue during the three months ended September 30, 1999 and 14.1% during the nine months ended September 30, 1999 was generated by sales of the original VisionMark™ in Texas and Washington where the VisionMark II™ is not yet approved for sale. Management believes that the VisionMark II™ will be approved in Texas and Washington before December 31, 1999 or that reinsurance of the original VisionMark™ will be extended until state approval is obtained. However, if neither of these events occur, the Company’s revenue could be adversely affected beginning the first quarter of 2000.

      Administrative fees increased approximately $244,000, or 13.5%, in the third quarter of 1999, compared to the same period in 1998. For the nine months ended September 30, 1999, administrative fees increased approximately $1.8 million, or 37.0%, over the corresponding period in 1998. The increase between quarters is attributable to increases in maintenance fees, which is related to increases in the cumulative number of policies administered. This increase is offset by decreases in issuance fees, resulting from a decrease in the number of policies sold. The increase between nine month periods is due primarily to increases in the number of policies sold and administered during the period.

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

  Expenses

      Total expenses increased approximately $2.6 million, or 30.2%, during the three months ended September 30, 1999, compared to the three months ended September 30, 1998, and $11.3 million, or 50.9%, during the nine months ended September 30, 1999, compared to the corresponding nine months of 1998. These increases are attributable primarily to increases in compensation, sales promotion and support and stock option expense, as discussed below.

      As a service organization, the Company’s primary expenses are salaries and related employee benefits, which increased approximately $662,000, or 13.8%, during the three months ended September 30, 1999, compared to the same period in 1998, and approximately $4.4 million, or 35.1%, in the first nine months of 1999 compared to the same period in 1998. These increases resulted primarily from increases in the average number of full-time equivalent employees, which rose to 465 during the quarter ended September 30, 1999, compared with 324 during the quarter ended September 30, 1998, a 43.5% increase, and rose to 422 during the nine months ended September 30, 1999, compared with 278 during the nine months ended September 30, 1998, a 51.8% increase. Such increases in employment were primarily in operations at lower pay levels. Therefore, salaries and employee benefits did not increase as significantly as the increase in the number of employees. The increases in employment were necessary to accommodate actual and anticipated increases in sales volume. Also offsetting the increase between quarters was the capitalization of approximately $698,000 of salaries related to software development, in accordance with The American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.

      Sales promotion and support expense consists primarily of costs related to the Company’s annual national sales conventions, incentives paid to higher-level independent insurance producers (“Producers”) for recruitment and development of additional producers, and costs relating to various sales meetings and training activities. Also included in sales promotion and support expense is the cost of designing and printing sales brochures for use by Producers. It is expected that these expenses will continue to be a major element of the Company’s cost structure, as attendance at the national sales conventions increases, as the number of Producers marketing products for the Company increases, and as new products are introduced. This expense decreased approximately $302,000, or 15.1%, for the quarter ended September 30, 1999, compared with the quarter ended September 30, 1998, and increased approximately $1.6 million, or 39.3%, in the first nine months of 1999, compared to the same period in 1998. These fluctuations are due primarily to timing of awards of the Company’s common stock to Producers who recruited and developed other Producers who reached certain sales milestones and payments of additional commissions to producers, both of which correspond with fluctuations in sales volume.

      During the second quarter of 1999, the Company recorded $2,022,000 of stock option expense related to stock options that were granted to Producers in 1998 and 1999. During the third quarter of 1999, this expense was increased by $845,000 for changes in estimate related to the Company’s estimated fair value of the options. These charges were a result of the Company’s decision to waive the options’ vesting provisions, thereby converting the options from “variable” options to “fixed” options pursuant to guidance prescribed in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as interpreted by Emerging Issues Task Force Issue 96-18. In addition, in January 2000 the Company granted 2,132,507 stock options to Producers based on the Producers’ sales performance during 1999. As a result, during the three months and nine months ended September 30, 1999, the Company recorded $279,056 and $981,212, respectively, in Producer stock option expense related to the January 2000 grants which were earned by Producers during the first three quarters of 1999. The Producer stock option expenses were recorded beginning in the second quarter of 1999, when the Company waived the options’ vesting provisions.

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

PART II. OTHER INFORMATION

Item  6. Exhibits and Reports on Form 8-K

      (a)  Index to Exhibits

Exhibit 10.1	Amendment Ten to the Marketing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated October 1, 1999.*
Exhibit 10.2	Amendment Nine to the Insurance Processing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated October 1, 1999.*
Exhibit 11.1	Computation of Earnings Per Share-Basic (Restated)
Exhibit 11.2	Computation of Earnings Per Share-Diluted (Restated)
Exhibit 27	Financial Data Schedule*

      (b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the third quarter of 1999.

(*)  Filed with original filing on November 15, 1999.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 20, 2001

REGAN HOLDING CORP.

/s/ R. PRESTON PITTS R. Preston Pitts
President & Chief Operating Officer