Form 10-Q/A
period 2000-03-31
REGAN HOLDING CORP
filed 2001-10-04
CIK 870069

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

Common Stock-Series A 25,684,156

Common Stock-Series B 589,734

Restatement of Financial Results

      In connection with a review of Regan Holding Corp.’s (the “Company’s”) stock option program, the Company re-evaluated its accounting for stock options granted to independent insurance producers. As a result, the Company has restated its 1999 and 2000 results (see Note 2 to the Condensed Consolidated Financial Statements).

      Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements.

      Except for the restatement of the financial results described above and the impact of the Company adopting SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, no other significant modifications have been made to this amended filing, nor has other information presented in this document been updated since the original filing.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2000	1999

	(Unaudited and Restated)

Assets

Cash and cash equivalents	$5,779,373	$1,094,759

Investments	12,128,696	20,861,973

Accounts receivable	1,994,216	2,625,867

Prepaid expenses	977,824	516,759

Income taxes receivable	2,309,462	2,893,701

Deferred income taxes-current	710,261	895,841

Marketing supplies inventory	795,359	706,418

Total current assets	24,695,191	29,595,318

Net fixed assets	13,105,734	12,168,135

Deferred income taxes-non current	2,949,607	2,582,301

Prepaid software licensing fees	897,416	779,375

Other assets	1,493,582	2,018,575

Total non-current assets	18,446,339	17,548,386

Total Assets	$43,141,530	$47,143,704

Liabilities, Redeemable Common Stock, and Shareholders’ Equity
Liabilities

Accounts payable	$475,113	$435,999

Accrued sales convention costs	1,783,035	2,248,913

Accrued liabilities	4,843,665	4,764,637

Margin loan payable	—	3,088,918

Other current liabilities	159,999	107,384

Total current liabilities	7,261,812	10,645,851

Loans payable	2,251,911	2,256,418

Incentive compensation payable	126,785	469,720

Deferred compensation payable	1,924,376	1,364,713

Other liabilities	204,105	167,641

Total non-current liabilities	4,507,177	4,258,492

Total Liabilities	11,768,989	14,904,343

Commitments and Contingencies		—

Redeemable Common Stock, Series A and B	11,459,884	11,563,285

Shareholders’ Equity

Preferred stock, no par value: Authorized: 100,000,000 shares No shares issued or outstanding	—	—

Series A common stock, no par value: Authorized: 45,000,000 shares, Issued and outstanding: 20,872,292 and 20,863,520 shares at March 31, 2000 and December 31, 1999, respectively	3,669,651	3,659,367

Paid-in capital from retirement of common stock	936,104	927,640

Paid-in capital from producer stock options	4,526,000	4,276,000

Retained earnings	11,333,409	12,385,173

Accumulated other comprehensive loss-net	(552,507)	(572,104)

Total Shareholders’ Equity	19,912,657	20,676,076

Total Liabilities, Redeemable Common Stock and Shareholders’ Equity	$43,141,530	$47,143,704

See accompanying notes to Condensed Consolidated Financial Statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	March 31,

	2000	1999

	(Restated)

Revenue

Marketing allowances	$4,173,759	$7,876,090

Commission income	3,603,751	4,040,988

Administrative fees	2,222,885	2,288,243

Seminar income	62,131	130,789

Other income	141,124	53,313

Total revenue	10,203,650	14,389,423

Expenses

Salaries and related benefits	6,251,009	5,557,313

Sales promotion and support	1,364,727	2,097,833

Producer stock options	250,000	—

Professional fees	1,046,770	385,973

Occupancy	758,648	381,958

Depreciation and amortization	597,683	562,268

Stationery and supplies	209,335	178,021

Courier and postage	207,291	244,828

Travel and entertainment	150,022	93,448

Equipment	362,442	179,034

Insurance	148,294	88,117

Other	206,255	53,014

Total expenses	11,552,476	9,821,807

Operating Income (Loss)	(1,348,826)	4,567,616
Other Income (Loss)

Investment income—net	253,300	198,658

Loss on disposals of fixed assets	(186,898)	—

Total other income (loss)	66,402	198,658

Income (Loss) Before Income Taxes, and Before Cumulative Effect of Accounting Change	(1,282,424)	4,766,274

Provision for (Benefit From) Income Taxes	(461,432)	1,972,526

Net Income (Loss) Before Cumulative Effect of Accounting Change	(820,992)	2,793,748

Cumulative Effect of Accounting Change, Net of Tax	(226,000)	—

Net Income (Loss)	$(1,046,992)	$2,793,748

Earnings (Loss) Per Share:

Weighted average shares outstanding-basic	26,345,353	26,395,692

Basic earnings (loss) per share Before Cumulative Effect of Accounting Change	$(0.03)	$0.11
Cumulative Effect of Accounting Change	(0.01)	—

Basic earnings (loss) per share	$(0.04)	$0.11

Weighted average shares outstanding-diluted	26,345,353	27,413,090

Diluted earnings (loss) per share Before Cumulative Effect of Accounting Change	$(0.03)	$0.10

Cumulative Effect of Accounting Change	(0.01)	—

Diluted earnings (loss) per share	$(0.04)	$0.10

See accompanying notes to Condensed Consolidated Financial Statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

			Paid-in Capital
			from	Paid-in Capital
	Series A Common Stock		Retirement of	from
			Common	Producer
	Shares	Amount	Stock	Options

				(Restated)
Balance December 31, 1999	20,863,520	$3,659,367	$927,640	$4,276,000

Comprehensive loss:

Net loss for the three months ended March 31, 2000

Net unrealized gains on investments

Less: Gains included in net loss

Deferred tax on net unrealized gains

Total comprehensive losses

Redemption and retirement of common stock	(7,028)	(7,028)	8,464

Exercise of stock options	15,800	17,312

Producer stock option expense				250,000

Balance March 31, 2000 (Unaudited)	20,872,292	$3,669,651	$936,104	$4,526,000

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Loss	Total

	(Restated)		(Restated)
Balance December 31, 1999	$12,385,173	$(572,104)	$20,676,076

Comprehensive loss:

Net loss for the three months ended March 31, 2000	(1,046,992)		(1,046,992)

Net unrealized gains on investments		41,319	41,319

Less: Gains included in net loss		(8,746)	(8,746)

Deferred tax on net unrealized gains		(12,976)	(12,976)

Total comprehensive losses			(1,027,395)

Redemption and retirement of common stock	(4,772)		(3,336)

Exercise of stock options			17,312

Producer stock option expense			250,000

Balance March 31, 2000 (Unaudited)	$11,333,409	$(552,507)	$19,912,657

See accompanying notes to Condensed Consolidated Financial Statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,

	2000	1999

	(Restated)

Cash flows from operating activities:

Net income (loss)	$(1,046,992)	$2,793,748

Adjustments to reconcile net income (loss) to cash provided by operating activities:

Depreciation and amortization of fixed assets	583,199	544,512

Loss on disposal of fixed assets	(186,898)	—

Amortization of intangible assets	14,484	17,757

Common stock awarded to producers	—	369,905

Producer stock option expenses	250,000	81,000

Amortization/accretion of investments	(625)	(21,576)

Realized gains on sales of investments	8,746	87,652
Changes in assets and liabilities

Net change in accounts receivable	631,651	(391,949)

Net change in prepaid expenses	(461,065)	(477,264)

Net change in income taxes receivable	584,239	2,045,239

Net change in deferred income taxes	(194,700)	(72,714)

Net change in marketing supplies inventory	(88,941)	(142,304)

Net change in software licensing fees	(118,041)	—

Net change in accounts payable	39,114	(54,577)

Net change in accrued sales convention costs	(465,878)	154,261

Net change in accrued liabilities	79,028	(964,605)

Net change in other assets and liabilities	473,196	(103,866)

Net cash provided by operating activities	100,517	3,865,219

Cash flows from investing activities:

Purchases of investments	(5,730,021)	(12,032,709)

Proceeds from sales of investments	14,487,749	8,588,066

Purchases of fixed assets	(1,333,901)	(450,626)

Net cash provided by (used in) in investing activities	7,423,827	(3,895,269)

Cash flows from financing activities:

Proceeds from margin loan	1,000,000	—

Payments toward margin loan	(4,124,515)	—

Payments toward loan payable	(4,507)	—

Return of building loan reserve	378,717	—

Payments for redemption and retirement of common stock	(106,737)	(3,703)

Proceeds from stock option exercises	17,312	—

Net cash used in financing activities	(2,839,730)	(3,703)

Increase (decrease) in cash and cash equivalents	4,684,614	(33,753)

Cash and cash equivalents, beginning of period	1,094,759	5,916,731

Cash and cash equivalents, end of period	$5,779,373	$5,882,978

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

      The statements are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and results of operations. The Condensed Consolidated Balance Sheet data at December 31, 1999, was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year. Users of these Condensed Consolidated Financial Statements are encouraged to refer to the Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 1999 for additional disclosure.

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

2.   Restatement of Financial Results and Cumulative Effect of Accounting Change

      Stock Option Expense - During the quarter ended March 31, 2000, the Company originally recorded stock option expense of $1,384,000 related to 2,132,507 stock options granted to independent insurance producers ("Producers") in January 2000 pursuant to Regan Holding Corp.’s Producer Stock Option and Award plan. The number of options granted was based on the Producers' sales performance during 1999. In addition, the Company granted 1,515,924 options to Producers in January 2001, which were based on their performance during 2000. In connection with a review of the Company’s stock option program, the Company determined that the expense related to the options granted in 2001 should have been recorded during the year ended December 31, 2000, based on the Producers performance and the current fair value of options earned at each interim reporting date. As a result, the Condensed Consolidated Statement of Operations for quarter ended March 31, 2000 has been restated to reflect Producer stock option expense of $250,000 related to the stock options granted in January 2001 which were earned by Producers during the first quarter of 2000 and to reflect a $1,384,000 decrease in Producer stock option expense to reverse stock option expense related to options granted in January 2000 which were earned by Producers in 1999. There was no comparable effect for the quarter ended March 31, 1999.

      Revenue Recognition - Effective January 1, 2000, the Company adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Under the Marketing Agreement with American National Insurance Company (“American National”), the Company is obligated to repay to American National an annual amount equal to 0.1% of specified premium levels to the extent that such premiums are below the minimum production requirement of $500 million during each twelve month period ended September 30th (the “Premium Deficiency”). As a result, the Company changed its revenue recognition policy to recognize commission revenue net of 0.1% of the Premium Deficiency, assuming no additional premiums will be sold under the American National Marketing Agreement. Prior to December 31, 1999, the Company recorded revenue throughout the twelve month period net of 0.1% of the projected annual Premium Deficiency. The cumulative effect of this change in accounting principle resulted in an increase in the net loss of $226,000, net of a tax benefit of $149,000, in the quarter ended March 31, 2000. In addition, commission revenue increased by $52,888 during the three months ended March 31, 2000. The Form 10-Q for the three months ended March 31, 2000 as originally filed did not include the effect of adopting SAB 101. Accordingly, the impact of adoption has been included in the first quarter 2000 results in the accompanying Condensed Consolidated Statement of Operations.

      The effects of the restatement of the stock option expense and the adoption of SAB 101 on the Company’s Condensed Consolidated Financial Statements for the period ending March 31, 2000 are as follows:

Statement of Operations Data:

	For the Three Months Ended
	March 31, 2000

	As originally
	reported	As restated

Total revenue	$10,150,762	$10,203,650

Total expenses	12,686,476	11,552,476

Operating loss	(2,535,714)	(1,348,826)

Other income	66,402	66,402

Loss before income taxes and cumulative effect of accounting change	(2,469,312)	(1,282,424)

Benefit from income taxes	(943,241)	(461,432)

Net loss before cumulative effect of accounting change	(1,526,071)	(820,992)

Cumulative effect of accounting change, net of tax	—	(226,000)

Net loss	$(1,526,071)	$(1,046,992)

Net loss per share – basic and diluted	$.06	$.04

The restatement to correct stock option expense resulted in a decrease in basic and diluted net loss per share of $0.03 and the adoption of SAB101 resulted in an increase in basic and diluted net loss per share of $0.01 for the quarter ended March 31, 2000.

Balance Sheet Data:

	March 31, 2000

	As originally
	reported	As restated

Total assets	$42,923,031	$43,141,530

Total liabilities	$11,446,877	$11,768,989

Redeemable common stock	$11,459,884	$11,459,884

Shareholders’ equity	$20,016,270	$19,912,657

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

5. Deferred Compensation Payable

      During the first quarter of 2000, $421,984 in commissions were deferred by producers under the Regan Holding Corp. Producer Commission Deferral Plan and $32,468 in compensation was deferred by key employees under the Regan Holding Corp. Key Employee Deferred Compensation Plan. Such amounts have been recorded as a liability in the accompanying Condensed Consolidated Financial Statements, plus Company matching contributions of $27,579 and first quarter gains of $77,632.

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

7. Stock Option Expense (Restated)

      In January 2001, the Company granted 1,515,924 stock options to Producers based on their sales performance during 2000. Accordingly, during the quarter ended March 31, 2000, the Company recorded Producer stock option expense of $250,000 related to the January 2001 grants which were earned by Producers during the first quarter of 2000. The fair value of the options was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates ranging from 5.0% to 6.5%, expected volatility of 28.3%, and expected lives of 6 years. A dividend yield assumption was not applicable, as the Company’s stock is not publicly traded nor does the Company pay dividends.

8. Loss on Disposals of Fixed Assets

      The Company recorded pre-tax non-operating losses of $186,898 during the first quarter of 2000 related to idle assets and other equipment replaced as a result of capital improvements.

9. Amendments to Marketing and Insurance Processing Agreements

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

REGAN HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Segment Information (Restated)

      The table below presents information about the Company’s operating segments:

	Legacy	Legacy
	Marketing	Financial
	Group	Services, Inc.	Other	Total

	(Restated)	(Restated)	(Restated)	(Restated)
Three months ended March 31, 2000:

Total revenue	$9,321,921	$709,404	$172,325	$10,203,650

Total expenses	9,719,257	430,544	1,402,675	11,552,476

Operating income (loss)	(397,336)	278,860	(1,230,350)	(1,348,826)

Other income (loss)	244,509	3,695	(181,802)	66,402

Income (loss) before tax	(152,827)	282,555	(1,412,152)	(1,282,424)

Tax provision (benefit)	(189,488)	62,535	(334,479)	(461,432)

Net income (loss) before cumulative effect of accounting change	36,661	220,020	(1,077,673)	(820,992)

Cumulative effect of accounting change	(226,000)	—	—	(226,000)

Net income (loss)	$(189,339)	$220,020	$(1,077,673)	$(1,046,992)

Three months ended March 31, 1999:

Total revenue	$14,067,996	$242,219	$79,208	$14,389,423

Total expenses	7,940,659	308,855	1,572,293	9,821,807

Operating income (loss)	6,127,337	(66,636)	(1,493,085)	4,567,616

Other income	198,359	299	—	198,658

Income (loss) before tax	6,325,696	(66,337)	(1,493,085)	4,766,274

Tax provision (benefit)	2,459,949	(57,539)	(429,884)	1,972,526

Net income (loss)	$3,865,747	$(8,798)	$(1,063,201)	$2,793,748

Total assets:
March 31, 2000	$23,792,559	$1,524,880	$17,824,091	$43,141,530

December 31, 1999	$27,527,585	$1,327,639	$18,288,480	$47,143,704

      “Other” segments above include Regan Holding Corp. (stand-alone) and its remaining subsidiaries, Legacy Advisory Services, Inc., Legacy Reinsurance Company, and LifeSurance Corporation. Such entities’ operations do not currently factor significantly into management decision making and, accordingly, were not separated for purposes of this disclosure.

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

12. Reclassifications

      Certain amounts in the 1999 consolidated financial statements have been reclassified to conform with 2000 classifications. Such reclassifications had no impact on net income (loss) or shareholders’ equity.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

      Except for historical information contained herein, certain of the matters discussed in this Form 10-Q/A are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” involve certain risks and uncertainties. All forecasts and projections in this report are “forward-looking statements” and are based on management’s current expectations of the Company’s near term results, based on current information available. Actual results could differ materially.

REGAN HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below presents information about the Company’s operating segments:

	Legacy	Legacy
	Marketing	Financial
	Group	Services, Inc.	Other	Total

	(Restated)	(Restated)	(Restated)	(Restated)
Three months ended March 31, 2000:

Total revenue	$9,321,921	$709,404	$172,325	$10,203,650

Total expenses	9,719,257	430,544	1,402,675	11,552,476

Operating income (loss)	(397,336)	278,860	(1,230,350)	(1,348,826)

Other income (loss)	244,509	3,695	(181,802)	66,402

Income (loss) before tax	(152,827)	282,555	(1,412,152)	(1,282,424)

Tax provision (benefit)	(189,488)	62,535	(334,479)	(461,432)

Net income (loss) before cumulative effect of accounting change	36,661	220,020	(1,077,673)	(820,992)

Cumulative effect of accounting change	(226,000)	—	—	(226,000)

Net income (loss)	$(189,339)	$220,020	$(1,077,673)	$(1,046,992)

Three months ended March 31, 1999:

Total revenue	$14,067,996	$242,219	$79,208	$14,389,423

Total expenses	7,940,659	308,855	1,572,293	9,821,807

Operating income (loss)	6,127,337	(66,636)	(1,493,085)	4,567,616

Other income	198,359	299	—	198,658

Income (loss) before tax	6,325,696	(66,337)	(1,493,085)	4,766,274

Tax provision (benefit)	2,459,949	(57,539)	(429,884)	1,972,526

Net income (loss)	$3,865,747	$(8,798)	$(1,063,201)	$2,793,748

Total assets:
March 31, 2000	$23,792,559	$1,524,880	$17,824,091	$43,141,530

December 31, 1999	$27,527,585	$1,327,639	$18,288,480	$47,143,704

      “Other” segments above include Regan Holding Corp. (stand-alone) and its remaining subsidiaries, Legacy Advisory Services, Inc., Legacy Reinsurance Company, and LifeSurance Corporation.

Analysis of Regan Holding Corp. Consolidated

      Results of Operations—The Company experienced a consolidated net loss of approximately $1.1 million in the first quarter of 2000, compared to consolidated net income of approximately $2.8 million during the first quarter of 1999, due primarily to a decrease in LMG revenue which is discussed below.

      Liquidity and Capital Resources—The Company’s ability to mobilize its assets remained strong at March 31, 2000, with cash and short-term investment grade securities representing 41.5% of the Company’s total consolidated assets.

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

Analysis of Legacy Marketing Group

      Results of Operations—During the first quarter of 2000, LMG’s net loss totaled approximately $189,000 compared to net income of approximately $3.9 million in the first quarter of 1999. This shift is due primarily to decreases in income and to increases in expenses, as discussed below.

      Income—LMG’s major sources of income are marketing allowances, commission income and administrative fees from sales and administration of fixed annuity and life insurance products on behalf of the insurance carriers with which the Company contracts (the “Carriers”). Levels of marketing allowances and commission income are directly related to the sales volume of such products. Administrative fees are a function not only of product sales, but also of administration of policies inforce and producer appointments. Total LMG income decreased approximately $4.8 million, or 33.7%, in the first quarter of 2000 compared to the first quarter of 1999. The decreases are attributable primarily to decreases in premium placed inforce for the Carriers, as discussed below.

      LMG marketing allowances and commission income, combined, decreased approximately $4.6 million, or 39.4%, due to a decrease in fixed annuity premium placed inforce of approximately $236.7 million, or 47.7%, during the first quarter of 2000 compared to the first quarter of 1999. This decrease is attributable primarily to current market conditions which have resulted in the poor performance of bond investments underlying the annuities’ crediting rates and to lower than anticipated market acceptance of the VisionMark II™annuity, which was introduced in 1999 to replace the original version of the VisionMark™. The decrease in premium placed inforce was partially offset by a shift to fixed life insurance products which yield higher commissions.

      Currently, the Company markets and administers fixed annuity and life insurance products on behalf of three Carriers. During the three months ended March 31, 2000, 13.4%, 36.8%, and 40.6% of the Company’s total consolidated income resulted from LMG agreements with American National, IL Annuity and Insurance Company ("IL Annuity"), and Transamerica Life Insurance and Annuity Company ("Transamerica") respectively, compared to 8.9%, 80.4%, and 6.4% during the same period in 1999.

      Although the Company markets and administers several fixed annuity and life insurance products on behalf of the Carriers, LMG’s income is derived primarily from sales and administration of two fixed annuity products. During the first quarters of 2000 and 1999, 18.1% and 63.0% of the Company’s total income resulted from LMG sales of the VisionMark™ annuity, offered through IL Annuity, respectively, and 33.6% and 5.5% of the Company’s consolidated income resulted from sales of the SelectMark™ annuity, offered through Transamerica, respectively.

      These shifts from sales of IL Annuity products to sales of Transamerica products are attributable primarily to market acceptance of the SelectMark™ product and are expected to continue for the foreseeable future.

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

Analysis of Legacy Financial Services, Inc.

      Results of Operations—During the first quarter of 2000, LFS had net income of approximately $220,000 compared to a net loss of approximately $9,000 during the first quarter of 1999. This shift is primarily due to increases in income, partially offset by increases in expenses, as discussed below.

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

Analysis of Other Segments

      Results of Operations—Other segments consist of Regan Holding Corp. (stand-alone), LifeSurance Corporation, Legacy Advisory Services, Inc. and Legacy Reinsurance Company. Combined net losses from these entities increased approximately $15,000, or 1.4%, in the first quarter of 2000 compared to the first quarter of 1999 primarily due to losses on disposals of fixed assets, partially offset by reduced operating expenses, as discussed below.

      Regan Holding Corp. (stand-alone) recorded non-operating losses of approximately $187,000 during the first quarter of 2000 related to idle assets and other equipment replaced as a result of capital improvements. Also, Regan Holding Corp. (stand-alone) recorded $250,000 of Producer stock option expense related to stock options granted to producers as an incentive to stimulate sales. Offsetting this expense was a reversal of $1,384,000 in Producer stock option expense related to options granted in January 2000 but earned by producers in 1999.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Index to Exhibits
	Exhibit 10.1	Amendment Thirteen to the Marketing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated April, 2000. *
	Exhibit 10.2	Amendment Twelve to the Insurance Processing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated April 2000. *
	Exhibit 11.1	Computation of Earnings (Loss) Per Share-Basic and Diluted (Restated)
	Exhibit 27	Financial Data Schedule *

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 2000.

* Filed with original filing on May 15, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAN HOLDING CORP.

Date:	September 20, 2001	Signature:	/s/ R. PRESTON PITTS --------------------------------------------------- R. Preston Pitts, President & Chief Operating Officer