Form 10-Q/A
period 2000-06-30
REGAN HOLDING CORP
filed 2001-10-04
CIK 870069

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

PART I  FINANCIAL INFORMATION

REGAN HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

Item 1.  Financial Statements

	June 30, 2000	December 31, 1999

	(Unaudited and Restated)
Assets

Cash and cash equivalents	$2,347,690	$1,094,759

Investments	12,681,435	20,861,973

Accounts receivable	2,307,782	2,625,867

Prepaid expenses	1,513,959	1,223,177

Income taxes receivable	2,429,124	2,893,701

Deferred income taxes — current	833,176	895,841

Total current assets	22,113,166	29,595,318

Net fixed assets	13,851,406	12,168,135

Deferred income taxes — non current	3,419,361	2,582,301

Prepaid software licensing fees	862,857	779,375

Other assets	2,555,017	2,018,575

Total non-current assets	20,688,641	17,548,386

Total Assets	$42,801,807	$47,143,704

Liabilities, Redeemable Common Stock, and Shareholders’ Equity
Liabilities

Accounts payable and accrued liabilities	$4,782,107	$5,200,636

Accrued sales convention costs	2,091,600	2,248,913

Margin loan payable	—	3,088,918

Other current liabilities	381,723	107,384

Total current liabilities	7,255,430	10,645,851

Loans payable	2,232,285	2,256,418

Incentive compensation payable	99,223	469,720

Deferred compensation payable	2,330,441	1,364,713

Other liabilities	240,659	167,641

Total non-current liabilities	4,902,608	4,258,492

Total Liabilities	12,158,038	14,904,343

Commitments and Contingencies	—	—

Redeemable Common Stock, Series A and B	11,353,538	11,563,285

Shareholders’ Equity

Preferred stock, no par value: Authorized: 100,000,000 shares No shares issued or outstanding		—

Series A common stock, no par value:

Authorized: 45,000,000 shares, Issued and outstanding: 20,920,223 and 20,863,520 shares at June 30, 2000 and December 31, 1999, respectively	3,637,555	3,659,367

Common stock committed	100,000	—

Paid-in capital from retirement of common stock	927,640	927,640

Paid-in capital from producer stock options	4,928,366	4,276,000

Retained earnings	10,315,661	12,385,173

Accumulated other comprehensive loss — net	(618,991)	(572,104)

Total Shareholders’ Equity	19,290,231	20,676,076

Total Liabilities, Redeemable Common

Stock and Shareholders’ Equity	$42,801,807	$47,143,704

See accompanying notes to Condensed Consolidated Financial Statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

	(Restated)	(Restated)	(Restated)	(Restated)
Income:

Marketing allowances	$4,361,968	$8,200,700	$8,535,727	$16,076,790

Commission income	3,767,625	4,758,236	7,371,376	8,799,224

Administrative fees	2,242,747	2,344,173	4,465,632	4,632,416

Seminar income	140,087	85,715	202,218	216,504

Other income	191,550	17,503	332,675	70,816

Total income	10,703,977	15,406,327	20,907,628	29,795,750

Expenses:

Salaries and related benefits	6,326,789	5,893,568	12,577,798	11,450,881

Sales promotion and support	1,663,919	1,799,408	3,028,646	3,816,241

Producer stock options	402,366	2,643,156	652,366	2,724,156

Professional fees	1,337,289	442,819	2,384,059	828,792

Occupancy	782,979	386,185	1,541,627	768,143

Depreciation and amortization	721,262	246,909	1,318,945	809,177

Stationery and supplies	165,383	176,260	374,718	354,281

Courier and postage	224,695	280,506	431,986	525,334

Travel and entertainment	243,562	157,383	393,584	250,831

Equipment	394,542	260,358	756,984	439,392

Insurance	107,773	121,367	256,067	209,484

Other	117,014	71,973	323,270	124,987

Total expenses	12,487,573	12,479,892	24,040,050	22,301,699

Operating Income (Loss)	(1,783,596)	2,926,435	(3,132,422)	7,494,051
Other Income — Net

Investment income — net	259,221	353,804	512,521	552,462

Losses on disposals of fixed assets	(172,148)	—	(359,046)	—

Total other income — net	87,073	353,804	153,475	552,462

Income (Loss) Before Income Taxes, and Before Cumulative Effect of Accounting Change	(1,696,523)	3,280,239	(2,978,947)	8,046,513

Provision for (Benefit from) Income Taxes	(665,099)	1,374,277	(1,126,531)	3,346,803

Net Income (Loss) Before Cumulative Effect of Accounting Change	(1,031,424)	1,905,962	(1,852,416)	4,699,710

Cumulative Effect of Accounting Change, Net of Tax	—	—	(226,000)	—

Net Income	$(1,031,424)	$1,905,962	$(2,078,416)	$4,699,710

Earnings (Loss) Per Share

Weighted average shares outstanding — basic	26,296,798	26,437,347	26,321,076	26,418,217

Basic earnings (Loss) per share Before Cumulative Effect of Accounting Change	$(0.04)	$0.07	$(0.07)	$0.18

Cumulative Effect of Accounting Change	—	—	(0.01)	—

Basic earnings (Loss) per share	$(0.04)	$0.07	$(0.08)	$0.18

Weighted average shares outstanding — diluted	26,296,798	27,314,729	26,321,076	27,280,434

Diluted earnings (loss) per share before cumulative effect of accounting change	$(0.04)	$0.07	$(0.07)	$0.17

Cumulative effect of accounting change	—	—	(0.01)	—

Diluted earnings (loss) per share	$(0.04)	$0.07	$(0.08)	$0.17

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

Comprehensive Losses:

Net loss for the six months ended June 30, 2000

Net unrealized losses on investments

Less: losses included in net loss

Deferred tax on net unrealized losses

Total comprehensive losses

Redemption and retirement of common stock	(25,606)	(40,045)

Issuance of common stock	16,950	18,233

Common stock committed	65,359		100,000

Producer stock option expense

Balance June 30, 2000

(Unaudited)	20,920,223	$3,637,555	$100,000	$927,640

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Paid-in		Accumulated
	Capital from		Other
	Producer	Retained	Comprehensive
	Options	Earnings	Loss	Total

	(Restated)	(Restated)		(Restated)
Balance

January 1, 2000	$4,276,000	$12,385,173	$(572,104)	$20,676,076

Comprehensive Losses:

Net loss for the six months ended June 30, 2000		(2,078,416)		(2,078,416)

Net unrealized losses on investments			(69,184)	(69,184)

Less: losses included in net loss			(8,746)	(8,746)

Deferred tax on net unrealized losses			31,043	31,043

Total comprehensive losses				(2,125,303)

Redemption and retirement of common stock		8,904		(31,141)

Issuance of common stock				18,233

Common stock committed				100,000

Producer stock option expense	652,366			652,366

Balance June 30, 2000

(Unaudited)	$4,928,366	$10,315,661	$(618,991)	$19,290,231

See accompanying notes to Condensed Consolidated Financial Statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:	(Restated)	(Restated)

Net income (loss)	$(2,078,416)	$4,699,710

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:

Depreciation and amortization of fixed assets	1,289,974	773,543

Losses on disposals of fixed assets	359,046	—

Amortization of intangible assets	28,971	35,634

Common stock awarded to producers	100,000	369,905

Producer stock option expenses	652,366	2,724,156

Amortization of investments	(65,165)	(17,866)

Realized losses on sales of investments	8,746	87,652

Changes in assets and liabilities:

Net change in accounts receivable	318,085	(778,997)

Net change in prepaid expenses	(290,782)	(910,856)

Net change in income taxes receivable	464,577	1,483,498

Net change in deferred income taxes	(743,350)	(1,609,075)

Net change in prepaid software licensing fees	(83,482)	(87,656)

Net change in accounts payable and accrued liabilities	(418,529)	(699,787)

Net change in accrued sales convention costs	(157,313)	705,206

Net change in other assets and liabilities	34,055	403,255

Net cash provided by (used in) operating activities	(581,217)	7,178,322

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of investments	(6,828,720)	(12,955,988)

Proceeds from sales of investments	14,987,749	8,973,058

Purchases of fixed assets	(3,332,291)	(5,781,053)

Net cash provided by (used in) in investing activities	4,826,738	(9,763,983)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from margin loan	1,000,000	—

Payments toward margin loan	(4,124,515)	—

Proceeds from loans payable	2,100,000	2,132,500

Payments toward loans payable	(2,124,133)	(1,402)

Return of building loan reserve	378,717	—

Payments for redemption and retirement of common stock	(240,892)	(369,273)

Proceeds from stock option exercises	18,233	7,300

Net cash provided by (used in) financing activities	(2,992,590)	1,769,125

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,252,931	(816,536)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,094,759	5,916,731

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,347,690	$5,100,195

See accompanying notes to Condensed Consolidated Financial Statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.  Financial Information

      The accompanying Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States and include the accounts of Regan Holding Corp. (the “Company”) and its wholly-owned subsidiaries, Legacy Marketing Group (“LMG”), Legacy Financial Services, Inc., Legacy Advisory Services, Inc., Legacy Reinsurance Company, LifeSurance Corporation, and Imagent Online, LLC, (“Imagent”). All intercompany transactions have been eliminated.

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

2.  Restatement of Financial Results and Cumulative Effect of Accounting Change

      Stock Option Expense - During the six months ended June 30, 2000, the Company originally recorded stock option expense of $1,384,000 related to 2,132,507 stock options granted to independent insurance producers (“Producers”) in January 2000 pursuant to the Regan Holding Corp. Producer Stock Option and Award Plan. The number of options granted was based on the Producers’ sales performance during 1999. In addition, the Company granted 1,515,924 options to Producers in January 2001, which were based on their performance during 2000. In connection with a review of the Company’s stock option program, the Company determined that the expense related to the options granted in 2001 should have been recorded during the year ended December 31, 2000, based on the Producers’ performance and the current fair value of options earned at each interim reporting date. As a result, the Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2000 have been restated to reflect $234,000 and $484,000, respectively, of Producer stock option expense related to the January 2001 stock option grants which were earned by Producers during the first half of 2000 and to reflect a $1,384,000 decrease in Producer stock option expense to reverse stock option expense related to options granted in January 2000 which were earned by Producers in 1999. In addition, the Consolidated Statements of Income for the three months and six months ended June 30, 1999 have been restated to reflect $702,156 of Producer stock option expense related to the January 2000 stock option grants which were earned by Producers during the first half of 1999.

      Revenue Recognition - Effective January 1, 2000, the Company adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Under the Marketing Agreement with American National Insurance Company (“American National”), the Company is obligated to repay to American National an annual amount equal to 0.1% of specified premium levels to the extent that such premiums are below the minimum production requirement of $500 million during each twelve month period ended September 30th (the “Premium Deficiency”). As a result, the Company changed its revenue recognition policy to recognize commission revenue net of 0.1% of the Premium Deficiency, assuming no additional premiums will be sold under the American National Marketing Agreement. Prior to December 31, 1999, the Company recorded revenue throughout the twelve month period net of 0.1% of the projected annual Premium Deficiency. The cumulative effect of this change in accounting principle resulted in an increase in the net loss of $226,000, net of a tax benefit of $149,000, in the six months ended June 30, 2000. In addition, commission revenue increased by $56,237 and $109,125 during the three months and six months ended June 30, 2000, respectively. The Company's Form 10-Q for the six months ended June 30, 2000 as originally filed did not include the effect of adopting SAB 101. Accordingly, the impact of adoption has been included in the 2000 results in the accompanying Condensed Consolidated Statements of Income.

      The effects of the restatement of the stock option expense and the adoption of SAB 101 on the Company’s Condensed Consolidated Financial Statements for the three months and six months ended June 30, 2000 and 1999 are as follows:

Statement of Income Data:

	For the Three Months Ended
	June 30,

	2000		1999

	As originally		As originally
	reported	As restated	reported	As restated

Total revenue	$10,647,740	$10,703,977	$15,406,327	$15,406,327

Total expenses	12,253,573	12,487,573	11,777,736	12,479,892

Operating income (loss)	(1,605,833)	(1,783,596)	3,628,591	2,926,435

Other income	87,073	87,073	353,804	353,804

Income (Loss) before income taxes	(1,518,760)	(1,696,523)	3,982,395	3,280,239

Provision for (Benefit from) income taxes	(592,647)	(665,099)	1,660,378	1,374,277

Net income (loss)	$(926,113)	$(1,031,424)	$2,322,017	$1,905,962

Basic earnings (loss) per share	$(0.04)	$(0.04)	$0.09	$0.07

Diluted earnings (loss) per share	$(0.03)	$(0.04)	$0.09	$0.07

	For the Six Months Ended
	June 30,

	2000		1999

	As originally		As originally
	reported	As restated	reported	As restated

Total revenue	$20,798,503	$20,907,628	$29,795,750	$29,795,750

Total expenses	24,940,050	24,040,050	21,599,543	22,301,699

Operating income (loss)	(4,141,547)	(3,132,422)	8,196,207	7,494,051

Other income	153,475	153,475	552,462	552,462

Income (Loss) before income taxes and cumulative effect of accounting change	(3,988,072)	(2,978,947)	8,748,669	8,046,513

Provision for (Benefit from) income taxes	(1,535,888)	(1,126,531)	3,632,904	3,346,803

Net income (loss) before cumulative effect of accounting change	(2,452,184)	(1,852,416)	5,115,765	4,699,710

Cumulative effect of accounting change, net of tax	—	(226,000)	—	—

Net income (loss)	$(2,452,184)	$(2,078,416)	$5,115,765	$4,699,710

Basic earnings (loss) per share	$(0.09)	$(0.08)	$0.19	$0.18

Diluted earnings (loss) per share	$(0.09)	$(0.08)	$0.19	$0.17

The restatement to correct stock option expense resulted in a decrease in basic and diluted net loss per share of $0.02 and the adoption of SAB 101 resulted in an increase in basic and diluted net loss per share of $0.01 for the six months ended June 30, 2000.

Balance Sheet Data:

	June 30, 2000

	As
	originally
	reported	As restated

Total assets	$42,510,856	$42,801,807

Total liabilities	$11,892,163	$12,158,038

Redeemable common stock	$11,353,538	$11,353,538

Shareholders’ equity	$19,265,155	$19,290,231

3.  Imagent Online, LLC

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

7.  Stock Option Expense (Restated)

      In January 2001, the Company granted 1,515,924 stock options to Producers based on the their sales performance during 2000. Accordingly, during the three months and six months ended June 30, 2000, the Company recorded Producer stock option expense of $234,000 and $484,000, respectively, related to the January 2001 grants which were earned by Producers during the respective periods in 2000. In addition, during the second quarter of 2000, the Company recorded approximately $168,000 of expense related to stock options that were granted to other non-employees. This charge reflects a measurement of the options based upon management’s best estimate of the fair value of the options at the date of grant. The fair value of all the options was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates ranging between 5.04% and 6.52%, expected lives ranging from six to 10 years, and expected volatility ranging from 28.33% to 34.17%. A dividend yield assumption was not applicable, as the Company’s stock is not publicly traded nor does the Company pay dividends.

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

REGAN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

9.  Segment Information (Restated)

      The table below presents information about the Company’s operating segments:

	Legacy	Legacy
	Marketing	Financial
	Group	Services, Inc.	Other	Total

	(Restated)	(Restated)	(Restated)	(Restated)
Three months ended June 30, 2000

Total revenue	$9,722,645	$672,148	$309,184	$10,703,977

Total expenses	9,648,218	504,443	2,334,912	12,487,573

Operating income (loss)	74,427	167,705	(2,025,728)	(1,783,596)

Other income (loss)	299,764	9,581	(222,272)	87,073

Income (loss) before tax	374,191	177,286	(2,248,000)	(1,696,523)

Tax provision (benefit)	14,037	21,353	(700,489)	(665,099)

Net income (loss)	$360,154	$155,933	$(1,547,511)	$(1,031,424)

Three months ended June 30, 1999

Total revenue	$14,935,223	$416,697	$54,407	$15,406,327

Total expenses	8,572,760	420,394	3,486,738	12,479,892

Operating income (loss)	6,362,463	(3,697)	(3,432,331)	2,926,435

Other income	349,507	359	3,938	353,804

Income (loss) before tax	6,711,970	(3,338)	(3,428,393)	3,280,239

Tax provision (benefit)	2,583,609	(32,757)	(1,176,575)	1,374,277

Net income (loss)	$4,128,361	$29,419	$(2,251,818)	$1,905,962

Six months ended June 30, 2000

Total revenue	$19,044,568	$1,381,551	$481,509	$20,907,628

Total expenses	19,367,476	934,987	3,737,587	24,040,050

Operating income (loss)	(322,908)	446,564	(3,256,078)	(3,132,422)

Other income (loss)	544,273	13,276	(404,074)	153,475

Income (loss) before tax	221,365	459,840	(3,660,152)	(2,978,947)

Tax provision (benefit)	(175,451)	83,888	(1,034,968)	(1,126,531)

Net income (loss) before cumulative effect of accounting change	396,816	375,952	(2,625,184)	(1,852,416)

Cumulative effect of accounting change	(226,000)	—	—	(226,000)

Net income (loss)	$170,816	$375,952	$(2,625,184)	$(2,078,416)

Six months ended June 30, 1999

Total revenue	$29,003,220	$658,916	$133,614	$29,795,750

Total expenses	16,513,419	729,249	5,059,031	22,301,699

Operating income (loss)	12,489,801	(70,333)	(4,925,417)	7,494,051

Other income	547,866	658	3,938	552,462

Income (loss) before tax	13,037,667	(69,675)	(4,921,479)	8,046,513

Tax provision (benefit)	5,043,558	(90,296)	(1,606,459)	3,346,803

Net income (loss)	$7,994,109	$20,621	$(3,315,020)	$4,699,710

Total assets at June 30, 2000	$22,041,582	$1,553,635	$19,206,590	$42,801,807

Total assets at December 31, 1999	$27,527,585	$1,327,639	$18,288,480	$47,143,704

      “Other” segments above include Regan Holding Corp. (stand-alone) and its remaining subsidiaries, Legacy Advisory Services, Inc., Legacy Reinsurance Company, LifeSurance Corporation, and Imagent

REGAN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

Online, LLC. Such entities’ operations do not currently factor significantly into management decision making and, accordingly, were not separated for purposes of this disclosure.

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

      The table below presents information about the Company’s operating segments:

	Legacy	Legacy
	Marketing	Financial
	Group	Services, Inc.	Other	Total

	(Restated)	(Restated)	(Restated)	(Restated)
Three months ended June 30, 2000

Total revenue	$9,722,645	$672,148	$309,184	$10,703,977

Total expenses	9,648,218	504,443	2,334,912	12,487,573

Operating income (loss)	74,427	167,705	(2,025,728)	(1,783,596)

Other income (loss)	299,764	9,581	(222,272)	87,073

Income (loss) before tax	374,191	177,286	(2,248,000)	(1,696,523)

Tax provision (benefit)	14,037	21,353	(700,489)	(665,099)

Net income (loss)	$360,154	$155,933	$(1,547,511)	$(1,031,424)

Three months ended June 30, 1999

Total revenue	$14,935,223	$416,697	$54,407	$15,406,327

Total expenses	8,572,760	420,394	3,486,738	12,479,892

Operating income (loss)	6,362,463	(3,697)	(3,432,331)	2,926,435

Other income	349,507	359	3,938	353,804

Income (loss) before tax	6,711,970	(3,338)	(3,428,393)	3,280,239

Tax provision (benefit)	2,583,609	(32,757)	(1,176,575)	1,374,277

Net income (loss)	$4,128,361	$29,419	$(2,251,818)	$1,905,962

Six months ended June 30, 2000

Total revenue	$19,044,568	$1,381,551	$481,509	$20,907,628

Total expenses	19,367,476	934,987	3,737,587	24,040,050

Operating income (loss)	(322,908)	446,564	(3,256,078)	(3,132,422)

Other income (loss)	544,273	13,276	(404,074)	153,475

Income (loss) before tax	221,365	459,840	(3,660,152)	(2,978,947)

Tax provision (benefit)	(175,451)	83,888	(1,034,968)	(1,126,531)

Net income (loss) before cumulative effect of accounting change	396,816	375,952	(2,625,184)	(1,852,416)

Cumulative effect of accounting change	(226,000)	—	—	(226,000)

Net income (loss)	$170,816	$375,952	$(2,625,184)	$(2,078,416)

Six months ended June 30, 1999

Total revenue	$29,003,220	$658,916	$133,614	$29,795,750

Total expenses	16,513,419	729,249	5,059,031	22,301,699

Operating income (loss)	12,489,801	(70,333)	(4,925,417)	7,494,051

Other income	547,866	658	3,938	552,462

Income (loss) before tax	13,037,667	(69,675)	(4,921,479)	8,046,513

Tax provision (benefit)	5,043,558	(90,296)	(1,606,459)	3,346,803

Net income (loss)	$7,994,109	$20,621	$(3,315,020)	$4,699,710

Total assets at June 30, 2000	$22,041,582	$1,553,635	$19,206,590	$42,801,807

Total assets at December 31, 1999	$27,527,585	$1,327,639	$18,288,480	$47,143,704

      “Other” segments above include Regan Holding Corp. (stand-alone) and its remaining subsidiaries, Legacy Advisory Services, Inc., Legacy Reinsurance Company, LifeSurance Corporation, and Imagent Online, LLC. Such entities’ operations do not currently factor significantly into management decision making and, accordingly, were not separated for purposes of this disclosure.

Analysis of Regan Holding Corp. Consolidated

      Results of Operations — The Company experienced consolidated net losses of approximately $1.0 million during the second quarter of 2000, compared to consolidated net income of approximately $1.9 million during the second quarter of 1999. For the six months ended June 30, 2000, the Company experienced net losses of approximately $2.1 million, compared with net income of approximately $4.7 million for the same period in 1999. These losses are due primarily to a decrease in LMG revenue, which is discussed below.

      Liquidity and Capital Resources — Cash and short-term investment grade securities represented 35.1% of the Company’s total consolidated assets at June 30, 2000, compared with 46.6% at December 31, 1999.

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

Analysis of Legacy Marketing Group

      Results of Operations — During the second quarter of 2000, LMG’s net income totaled approximately $360,000 which represented an approximate $3.8 million decrease from the second quarter of 1999. For the six months ended June 30, 2000, LMG earned net income of approximately $171,000, representing a $7.8 million decrease from the same period in 1999. These decreases are due primarily to decreases in income and to increases in expenses, as discussed below.

      Income — LMG’s major sources of income are marketing allowances, commission income and administrative fees from sales and administration of fixed annuity and life insurance products on behalf of the insurance carriers with which the Company contracts (the “Carriers”). Levels of marketing allowances and commission income are directly related to the sales volume of such products. Administrative fees are a function not only of product sales, but also of administration of policies inforce and processing of producer appointments and terminations. Total LMG income decreased approximately $5.2 million, or 34.9%, in the second quarter of 2000, compared to the second quarter of 1999 and decreased approximately $10.0 million, or 34.3%, during the six months ended June 30, 2000, compared to the six months ended June 30, 1999. These decreases are attributable primarily to decreases in premium placed inforce for the Carriers, as discussed below.

      LMG marketing allowances and commission income, combined, decreased approximately $5.1 million, or 40.5%, during the second quarter of 2000 compared to the second quarter of 1999, due primarily to a decrease in fixed annuity premium placed inforce for the Carriers of approximately $263.8 million, or 50.4%. Such income decreased approximately $9.7 million, or 40.0%, during the six months ended June 30, 2000 compared to the same period in 1999, due to a decrease in premium of $496.0 million, or 48.9%. These decreases are attributable primarily to market conditions which resulted in the poor performance of bond investments underlying the annuities’ crediting rates and to lower than anticipated market acceptance of the VisionMark II™ annuity, which was introduced in 1999. The decrease in premium placed inforce was partially offset by a shift to sales of fixed annuity and life insurance products which yield higher commissions.

      Currently, the Company markets and administers fixed annuity and life insurance products on behalf of three Carriers. During the three months ended June 30, 2000, 13.3%, 30.7%, and 46.6%, of the Company’s total consolidated income resulted from LMG agreements with American National Insurance Company (“American National”), IL Annuity and Insurance Company (“IL Annuity”), and Transamerica Life Insurance and Annuity Company (“Transamerica”), respectively, compared to 10.5%, 73.8%, and 9.8% during the same period in 1999. For the six months ended June 30, 2000, 13.4%, 33.7%, and 43.7% of the Company’s total consolidated income resulted from agreements with American National, IL Annuity and Transamerica, respectively, compared to 8.5%, 76.8% and 9.4% for the same period in 1999. This shift from IL Annuity to Transamerica is attributable primarily to more favorable acceptance of Transamerica’s products in the marketplace and is expected to continue for the foreseeable future.

      Although LMG markets and administers several fixed annuity and life insurance products on behalf of the Carriers, LMG’s income is derived primarily from sales and administration of two fixed annuity products. During the second quarters of 2000 and 1999, 10.4% and 22.5%, respectively, of the Company’s total consolidated income resulted from sales of the IL Annuity VisionMark IISM annuity and 42.9% and 5.5%, respectively, of the Company’s consolidated income resulted from sales of the Transamerica SelectMarkSM  10 Special Edition annuity. For the first six months of 2000, 14.2% and 38.3% of the Company’s total income was due to sales of the VisionMark IISM and SelectMarkSM 10 Special Edition, respectively, compared to 40.4% and 9.8% for the same period in 1999.

      This shift from sales of the VisionMarkSM II to sales of SelectMarkSM 10 Special Edition are attributable primarily to market acceptance of the SelectMarkSM and are expected to continue for the foreseeable future.

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

      Expenses — Total LMG expenses increased approximately $1.1 million, or 12.5%, during the three months ended June 30, 2000, compared to the three months ended June 30, 1999, and increased $2.9 million, or 17.3%, for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. These increases are due primarily to increases in compensation, occupancy, professional fees, and depreciation, and were partially offset by decreases in sales promotion and support expense, as discussed below.

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

Analysis of Other Segments

      Results of Operations — Other segments consist of Regan Holding Corp. (stand-alone), LifeSurance Corporation, Legacy Advisory Services, Inc., Legacy Reinsurance Company, and Imagent Online, LLC. Combined net losses from these entities decreased approximately $704,000, or 31.3%, during the second quarter of 2000, compared to the second quarter of 1999, and decreased approximately $690,000, or 20.8%, during the six months ended June 30, 2000 compared to the six months ended June 30, 1999, due primarily to decreases in Producer stock option expense for options granted to Producers as an incentive to stimulate sales. These expenses decreased due to an overall decrease in sales volume between periods and to expenses incurred in the second quarter of 1999 related to the modification of 1998 and 1999 Producer stock option grants.

      Partially offsetting the decrease in stock option expense between three month and six month periods were increases in professional fees, attributable to consulting fees for various strategic and marketing projects, and increases in depreciation expense, attributable to purchases of fixed assets and a decrease in the estimated useful lives of certain computer software and hardware from five years to three years.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Index to Exhibits

Exhibit 10.1	Amendment Fourteen to the Marketing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated July 2000. *
Exhibit 10.2	Amendment Thirteen to the Insurance Processing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated July 2000. *
Exhibit 11.1	Computation of Earnings (Loss) Per Share-Basic and Diluted (Restated)
Exhibit 27	Financial Data Schedule *

(b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the second quarter of 2000.

* Filed with original filing on August 14, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAN HOLDING CORP.

Date: September 20, 2001	Signature: /s/ R. PRESTON PITTS R. Preston Pitts, President & Chief Operations Officer