Form 10-Q/A
period 2000-09-30
REGAN HOLDING CORP
filed 2001-10-04
CIK 870069

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2000	December 31, 1999

	(Unaudited and Restated)
Assets

Cash and cash equivalents	$3,138,971	$1,094,759

Investments	9,970,001	20,861,973

Accounts receivable	1,622,556	2,625,867

Prepaid expenses	1,461,516	1,223,177

Income taxes receivable	2,806,061	2,893,701

Deferred income taxes — current	865,189	895,841

Total current assets	19,864,294	29,595,318

Net fixed assets	14,063,525	12,168,135

Deferred income taxes — non current	3,285,410	2,582,301

Notes receivable-net	1,881,946	667,682

Equity in and advances to investee — net	1,173,124	—

Other assets	1,476,335	2,130,268

Total non current assets	21,880,340	17,548,386

Total Assets	$41,744,634	$47,143,704

Liabilities, Redeemable Common Stock, and Shareholders’ Equity

Liabilities

Accounts payable and accrued liabilities	$5,997,279	$5,308,020

Accrued sales convention costs	2,171,968	2,248,913

Margin loan payable	—	3,088,918

Total current liabilities	8,169,247	10,645,851

Loans payable	2,212,391	2,256,418

Incentive compensation payable	99,223	469,720

Deferred compensation payable	2,727,993	1,364,713

Other liabilities	281,872	167,641

Total non current liabilities	5,321,479	4,258,492

Total Liabilities	13,490,726	14,904,343

Commitments and Contingencies	—	—

Redeemable Common Stock, Series A and B	11,183,966	11,563,285

Shareholders’ Equity

Preferred stock, no par value: Authorized: 100,000,000 shares No shares issued or outstanding	—	—

Series A common stock, no par value:

Authorized: 45,000,000 shares, Issued and outstanding: 20,913,427 and 20,863,520 shares at September 30, 2000 and December 31, 1999, respectively	3,641,751	3,659,367

Common stock committed	100,000	—

Paid-in capital from retirement of common stock	927,676	927,640

Paid-in capital from producer stock options	5,136,366	4,276,000

Retained earnings	7,790,149	12,385,173

Accumulated other comprehensive loss — net	(526,000)	(572,104)

Total Shareholders’ Equity	17,069,942	20,676,076

Total Liabilities, Redeemable Common

Stock and Shareholders’ Equity	$41,744,634	$47,143,704

      See accompanying notes to Condensed Consolidated Financial Statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Income Statements
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

	(Restated)	(Restated)	(Restated)	(Restated)
Revenue:

Marketing allowances	$3,957,493	$5,369,512	$12,493,220	$21,446,302

Commission revenue	2,987,158	3,421,286	10,358,535	12,220,510

Administrative fees	2,245,376	2,041,769	6,711,008	6,674,185

Other	119,514	174,926	654,404	462,246

Total revenue	9,309,541	11,007,493	30,217,167	40,803,243

Expenses:

Salaries and related benefits	6,089,159	5,439,391	18,666,952	16,890,272

Sales promotion and support	2,334,206	1,706,676	5,362,852	5,522,917

Producer stock options	208,000	1,124,056	860,366	3,848,212

Professional fees	1,588,474	645,895	3,972,533	1,474,687

Occupancy	824,305	515,791	2,365,932	1,283,934

Depreciation and amortization	883,911	326,451	2,202,856	1,135,628

Stationery and supplies	152,809	338,968	527,527	693,249

Courier and postage	267,591	245,576	699,577	770,910

Travel and entertainment	228,093	260,466	621,677	511,297

Leased equipment	352,378	330,145	1,109,362	769,537

Insurance	98,287	104,070	354,354	313,554

Other	150,734	214,635	474,001	339,622

Total expenses	13,177,947	11,252,120	37,217,989	33,553,819

Operating income (loss)	(3,868,406)	(244,627)	(7,000,822)	7,249,424

Other income (loss) — net

Investment income — net	204,428	316,459	770,586	868,921

Losses from equity investment	(275,739)	—	(329,376)	—
Gain (losses) on disposals of fixed assets	54,446	—	(304,600)	—

Total other income (loss) — net	(16,865)	316,459	136,610	868,921

Income (loss) before income taxes, and before cumulative effect of accounting change	(3,885,271)	71,832	(6,864,212)	8,118,345

Provision for (benefit from) income taxes	(1,436,189)	(25,577)	(2,562,720)	3,321,226

Net income (loss) before cumulative effect of accounting change	(2,449,082)	97,409	(4,301,492)	4,797,119

Cumulative effect of accounting change, net of tax	—	—	(226,000)	—

Net income (loss)	$(2,449,082)	$97,409	$(4,527,492)	$4,797,119

Earnings (loss) per share:

Weighted average shares outstanding — basic	26,252,879	26,375,095	26,312,012	26,403,061

Basic earnings (loss) per share before cumulative effect of accounting change	$(0.09)	$—	$(0.16)	$0.18

Cumulative effect of accounting change	—	—	(0.01)	—

Basic earnings (loss) per share	$(0.09)	$—	$(0.17)	$0.18

Weighted average shares outstanding — diluted	26,252,879	27,724,135	26,312,012	27,759,434

Diluted earnings (loss) per share before cumulative effect of accounting change	$(0.09)	$—	$(0.16)	$0.17

Cumulative effect of accounting change	—	—	(0.01)	—

Diluted earnings (loss) per share	$(0.09)	$—	$(0.17)	$0.17

      See accompanying notes to Condensed Consolidated Financial Statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A		Common	Paid in Capital	Paid in Capital		Accumulated Other
	Common Stock		Stock	from Retirement of	from Producer	Retained	Comprehensive
	Shares	Amount	Committed	Common Stock	Options	Earnings	Loss	Total

					(Restated)	(Restated)		(Restated)
Balance January 1, 2000	20,863,520	$3,659,367	$—	$927,640	$4,276,000	$12,385,173	$(572,104)	$20,676,076

Comprehensive losses:

Net loss for the nine months ended September 30, 2000						(4,527,492)		(4,527,492)

Net unrealized gains on investments Less: realized gains included in							81,928	81,928

net gains							(5,301)	(5,301)

Deferred tax on net unrealized gains							(30,523)	(30,523)

Total comprehensive losses								(4,481,388)

Accretion of redeemable common stock to redemption value						(35,561)		(35,561)

Voluntary repurchases of common stock	(36,152)	(38,737)		36		(31,971)		(70,672)

Issuance of common stock	20,700	21,121						21,121

Common stock committed	65,359		100,000					100,000

Producer stock option expense					860,366			860,366

Balance September 30, 2000 (Unaudited)	20,913,427	$3,641,751	$100,000	$927,676	$5,136,366	$7,790,149	$(526,000)	$17,069,942

See accompanying notes to Condensed Consolidated Financial Statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,

	2000	1999

Cash flows from operating activities:	(Restated)	(Restated)

Net income (loss)	$(4,527,492)	$4,797,119

Adjustments to reconcile net income (loss) to cash provided by operating activities:

Depreciation and amortization of fixed assets	2,159,399	1,081,636

Losses on disposals of fixed assets	304,600	—

Amortization of intangible assets	43,457	53,992

Common stock awarded to producers	100,000	419,905

Producer stock option expenses	860,366	3,848,212

Amortization/accretion of investments	(107,473)	(13,561)

Realized losses (gains) on sales of investments	(5,301)	89,628

Losses from equity investment	329,376	—

Changes in assets and liabilities:

Net change in accounts receivable	1,003,311	(480,443)

Net change in prepaid expenses	(238,339)	(245,765)

Net change in income taxes receivable	87,640	(792,154)

Net change in deferred income taxes	(702,980)	(1,989,815)

Net change in accounts payable and accrued liabilities	689,259	(803,345)

Net change in accrued sales convention costs	(76,945)	931,292

Net change in other assets and liabilities	1,374,367	35,740

Net cash provided by operating activities	1,293,245	6,932,441

Cash flows from investing activities:

Purchases of investments	(7,192,340)	(13,045,133)

Proceeds from sales of investments	18,273,719	8,653,621

Amounts loaned pursuant to notes receivable	(1,432,244)	(97,545)

Proceeds from repayments of notes receivable	217,980	33,581

Investment in and advances to investee	(1,502,500)	—

Purchases of fixed assets	(4,359,387)	(8,938,109)

Net cash provided by (used in) investing activities	4,005,228	(13,393,585)

Cash flows from financing activities:

Proceeds from margin loan	1,000,000	—

Payments toward margin loan	(4,124,515)	—

Proceeds from loans payable	2,100,000	4,132,500

Payments toward loans payable	(2,144,027)	(321,648)

Return of building loan reserve	378,717	—

Payment for building loan reserve	—	(650,000)

Payments for repurchases, redemptions and retirement of common stock	(485,557)	(458,745)

Proceeds from stock option exercises	21,121	15,285

Net cash provided by (used in) financing activities	(3,254,261)	2,717,392

Increase (decrease) in cash and cash equivalents	2,044,212	(3,743,752)

Cash and cash equivalents, beginning of period	1,094,759	5,916,731

Cash and cash equivalents, end of period	$3,138,971	$2,172,979

      See accompanying notes to Condensed Consolidated Financial Statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	Financial Information

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

2.	Restatement of Financial Results and Cumulative Effect of Accounting Change

Stock Option Expense - During the nine months ended September 30, 2000, the Company originally recorded stock option expense of $1,384,000 related to 2,132,507 stock options granted to independent insurance producers (“Producers”) in January 2000 pursuant to Regan Holding Corp.’s Producer Stock Option and Award plan. The number of options granted was based on the Producers’ sales performance during 1999. In addition, the Company granted 1,515,924 options to Producers in January 2001, which were based on their performance during 2000. In connection with a review of the Company’s stock option program, the Company determined that the expense related to the options granted in 2001 should have been recorded during the year ended December 31, 2000, based on the Producers’ performance and the current fair value of options earned at each interim reporting date. As a result, the Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2000 have been restated to reflect $208,000 and $692,000, respectively, in Producer stock option expense related to the January 2001 stock option grants which were earned by Producers during the first three quarters of 2000 and to reflect a $1,384,000 decrease in Producer stock option expense to reverse stock option expense related to options granted in January 2000 which were earned by Producers in 1999. In addition, the Consolidated Statements of Income for the three months and nine months ended September 30, 1999 have been restated to reflect $279,056 and $981,212, respectively, in Producer stock option expense related to the January 2000 stock option grants which were earned by Producers during the first three quarters of 1999.

Revenue Recognition - Effective January 1, 2000, the Company adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Under the Marketing Agreement with American National Insurance Company (“American National”), the Company is obligated to repay to American National an annual amount equal to 0.1% of specified premium levels to the extent that such premiums are below the minimum production requirement of $500 million during each twelve month period ended September 30th (the “Premium Deficiency”). As a result, the Company changed its revenue recognition policy to recognize commission revenue net of 0.1% of the Premium Deficiency, assuming no additional premiums will be sold under the American National Marketing Agreement. Prior to December 31, 1999, the Company recorded revenue throughout the twelve month period net of 0.1% of the projected annual Premium Deficiency. The cumulative effect of this change in accounting principle resulted in an increase in the net loss of $226,000, net of a tax benefit of $149,000, in the nine months ended September 30, 2000. In addition, commission revenue increased by $29,404 and $138,530, respectively, during the three months and nine months ended September 30, 2000. The Form 10-Q for the nine months ended September 30, 2000 as originally filed did not include the effect of adopting SAB 101. Accordingly, the impact of adoption has been included in the 2000 results in the accompanying Condensed Consolidated Statements of Income.

The effects of the restatement of the stock option expense and the adoption of SAB 101 on the Company’s Consolidated Financial Statements for the three months and nine months ending September 30, 2000 and 1999 are as follows:

Statement of Income Data:

		For the Three Months Ended
		September 30,

	2000		1999

	As originally		As originally
	reported	As restated	reported	As restated

Total revenue	$9,280,137	$9,309,541	$11,007,493	$11,007,493

Total expenses	12,969,947	13,177,947	10,973,064	11,252,120

Operating income (loss)	(3,689,810)	(3,868,406)	34,429	(244,627)

Other income (loss)	(16,865)	(16,865)	316,459	316,459

Income (Loss) before income taxes	(3,706,675)	(3,885,271)	350,888	71,832

Provision for (Benefit from) income taxes	(1,364,187)	(1,436,189)	88,113	(25,577)

Net income (loss)	$(2,342,488)	$(2,449,082)	$262,775	$97,409

Basic income (loss) per share	$(0.09)	$(0.09)	$0.01	$—

Diluted income (loss) per share	$(0.09)	$(0.09)	$0.01	$—

		For the Nine Months Ended
		September 30,

	2000		1999

	As originally		As originally
	reported	As restated	reported	As restated

Total revenue	$30,078,637	$30,217,167	$40,803,243	$40,803,243

Total expenses	37,909,989	37,217,989	32,572,607	33,553,819

Operating income (loss)	(7,831,352)	(7,000,822)	8,230,636	7,249,424

Other income	136,610	136,610	868,921	868,921

Income (Loss) before income taxes and cumulative effect of accounting change	(7,694,742)	(6,864,212)	9,099,557	8,118,345

Provision for (Benefit from) income taxes	(2,900,075)	(2,562,720)	3,721,017	3,321,226

Net income (loss) before cumulative effect of accounting change	(4,794,667)	(4,301,492)	5,378,540	4,797,119

Cumulative effect of accounting change, net of tax	—	(226,000)	—	—

Net income (loss)	$(4,794,667)	$(4,527,492)	$5,378,540	$4,797,119

Basic income (loss) per share	$(0.18)	$(0.17)	$0.20	$0.18

Diluted income (loss) per share	$(0.18)	$(0.17)	$0.19	$0.17

      The restatement to correct stock option expense resulted in a decrease in basic and diluted net loss per share of $0.02 and the adoption of SAB 101 resulted in an increase in basic and diluted loss per share of $0.01 for the nine months ended September 30, 2000.

Balance Sheet Data:

	September 30, 2000

	As originally reported	As restated

Total assets	$41,381,681	$41,744,634

Total liabilities	$13,254,256	$13,490,726

Redeemable common stock	$11,183,966	$11,183,966

Shareholders’ equity	$16,943,459	$17,069,942

3.	Notes Receivable

During the third quarter of 2000, the Company advanced approximately $1.2 million to a Tennessee corporation engaged in the business of values-based investment screening. The Company is currently negotiating to purchase the assets of the Tennessee corporation. Management expects the acquisition to be finalized during the fourth quarter of 2000. These advances, combined with various notes receivable from external parties, are classified as Notes Receivable in the accompanying Condensed Consolidated Balance Sheets.

4.	Equity In and Advances To Investee

During 1999, the Company formed Imagent, a Delaware limited liability company and a wholly-owned subsidiary of the Company. In May 2000, Imagent entered into an agreement with an Internet start-up company pursuant to which Imagent purchased an ownership interest in the Internet company for $402,500. Imagent’s investment in the Internet company is accounted for under the equity method. The Company’s share of the Internet company’s losses was approximately $329,000 during the nine months ended September 30, 2000. In addition, Imagent loaned $1,100,000 to the Internet company during the nine months ended September 30, 2000. The loan bears interest equal to the Prime Rate, as published in The Wall Street Journal, and will be repaid over two years in equal monthly installments commencing on June 1, 2001. These amounts invested and advanced have been reflected, net of the Company's share of cumulative losses, as Equity In and Advances To Investee in the accompanying Condensed Consolidated Balance Sheets.

5.	Margin Loan Payable

During the first quarter of 2000, the Company borrowed an additional $1,000,000 under an existing margin loan agreement with the Company’s investment broker. During the first quarter of 2000, the margin loan was repaid in full.

6.	Loan Payable

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

7.	Deferred Compensation Payable

During the nine months ended September 30, 2000, approximately $1.3 million in commissions were deferred by producers under the Regan Holding Corp. Producer Commission Deferral Plan and approximately $100,000 in compensation was deferred by key employees under the Regan Holding Corp. Key Employee Deferred Compensation Plan. Such amounts have been recorded as Deferred Compensation Payable in the accompanying Condensed Consolidated Balance Sheets, plus Company matching contributions of approximately $53,000 and gains of approximately $35,000, less distributions and forfeitures of approximately $102,000.

8.	Commitments and Contingencies

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

9.	Redeemable Common Stock

The Company is obligated to repurchase certain of its shares of common stock pursuant to various agreements under which the common stock was issued. During the nine months ended September 30, 2000, redeemable common stock was redeemed and retired as follows:

	Series A Redeemable		Series B Redeemable		Total Redeemable
	Common Stock		Common Stock		Common Stock

		Carrying		Carrying		Carrying
	Shares	Amount	Shares	Amount	Shares	Amount

Balance January 1, 2000	4,921,615	$9,794,014	589,757	$1,769,271	5,511,372	$11,563,285

Accretion to redemption value	—	29,675	—	5,886	—	35,561

Redemption and retirement of common stock	(212,047)	(412,627)	(1,134)	(2,253)	(213,181)	(414,880)

Balance September 30, 2000	4,709,568	$9,411,062	588,623	$1,772,904	5,298,191	$11,183,966

10.	Common Stock Committed

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

11.	Amendments to Marketing and Insurance Processing Agreements

In October 2000, LMG and American National Insurance Company (“American National”) amended the terms of the Marketing Agreement and the Insurance Processing Agreement, pursuant to which LMG markets and administers fixed annuity and life insurance products, to extend the terms to November 30, 2000. LMG and American National are in the process of negotiating new agreements.

12.	Stock Option Expense (Restated)

In January 2001, the Company granted 1,515,924 stock options to Producers based on their sales performance during 2000. Accordingly, during the three months and nine months ended September 30, 2000, the Company recorded Producer stock option expense of $208,000 and $692,000, respectively, related to the January 2001 grants which were earned by Producers during the respective periods in 2000. In addition, during the second quarter of 2000, the Company recorded approximately $168,000 of expense related to stock options that were granted to other non-employees. These charges reflect measurement of the options based on management’s best estimate of the fair value of the options at the date of grant. The fair value of all the options was estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rates ranging between 5.04% and 6.52%, expected lives ranging from six to ten years, and expected volatility ranging from 28.33% to 34.17%. A dividend yield assumption was not applicable, as the Company’s stock is not publicly traded nor does the Company pay dividends.

13.	Liquidity and Capital Resources (Restated)

During the nine months ended September 30, 2000, the Company experienced net losses of approximately $4.5 million, which, when combined with investing and financing activities, resulted in a significant decrease in working capital during the period. In addition, the Company is obligated to repurchase certain shares of its common stock pursuant to various contractual agreements under which the shares were issued. If the Company’s net losses continue or if requests for repurchase of redeemable common stock increase significantly, a cash shortfall could occur. However, management anticipates that future cash flows from operations, combined with existing cash and investment balances, will provide sufficient funding for the foreseeable future. Further, in the event that a shortfall were to occur, management believes that adequate financing could be obtained to meet the Company’s cash flow needs.

14.	Earnings per Share (Restated)

	Income/(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount

	(Restated)		(Restated)
For the three months ended

September 30, 2000

Loss available to common shareholders	$(2,449,082)	26,252,879	$(0.09)

Effect of dilutive securities - employee and producer stock options (1)	—	—

Diluted loss per share	$(2,449,082)	26,252,879	$(0.09)

For the three months ended

September 30, 1999

Income available to common shareholders	$97,409	26,375,095	$—

Effect of dilutive securities - employee and producer stock options	—	1,349,040

Diluted earnings per share	$97,409	27,724,135	$—

For the nine months ended

September 30, 2000

Loss before cumulative effect of accounting change	$(4,301,492)	26,312,012	$(0.16)

Cumulative effect of accounting change	(226,000)	—	(0.01)

Loss available to common shareholders	(4,527,492)	26,312,012	$(0.17)

Effect of dilutive securities - employee and producer stock options (1)	—	—

Diluted loss per share	$(4,527,492)	26,312,012	$(0.17)

For the nine months ended

September 30, 1999

Income available to common shareholders	$4,797,119	26,403,061	$0.18

Effect of dilutive securities - employee and producer stock options	—	1,356,373	(0.01)

Diluted earnings per share	$4,797,119	27,759,434	$0.17

(1)       The diluted share base for the three and nine months ended September 30, 2000 exclude incremental shares of 2,246,612 and 2,288,778, respectively, related to employee and non-employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company’s net losses incurred during 2000.

15.	Segment Information (Restated)

The table below presents information about the Company’s operating segments:

	Legacy	Legacy		Regan
	Marketing	Financial	LifeSurance	Holding Corp.
	Group	Services, Inc.	Corporation	(stand-alone)	Other	Total

	(Restated)	(Restated)		(Restated)		(Restated)
Three months ended

September 30, 2000

Total revenue	$8,698,057	$304,149	$136,161	$147,089	$24,085	$9,309,541

Total expenses	11,228,209	595,634	257,243	1,002,000	94,861	13,177,947

Operating loss	(2,530,152)	(291,485)	(121,082)	(854,911)	(70,776)	(3,868,406)

Other income (loss)	194,911	7,362	761	54,633	(274,532)	(16,865)

Loss before tax	(2,335,241)	(284,123)	(120,321)	(800,278)	(345,308)	(3,885,271)

Tax provision (benefit)	(1,134,199)	(156,962)	(39,132)	93,546	(199,442)	(1,436,189)

Net loss before cumulative effect of accounting change	(1,201,042)	(127,161)	(81,189)	(893,824)	(145,866)	(2,449,082)

Cumulative effect of accounting change	—	—	—	—	—	—

Net loss	$(1,201,042)	$(127,161)	$(81,189)	$(893,824)	$(145,866)	$(2,449,082)

Three months ended

September 30, 1999

Total revenue	$10,505,015	$416,697	$80,041	$100	$5,640	$11,007,493

Total expenses	8,548,844	420,394	365,906	1,904,125	12,851	11,252,120

Operating income (loss)	1,956,171	(3,697)	(285,865)	(1,904,025)	(7,211)	(244,627)

Other income	313,790	359	—	—	2,310	316,459

Income (loss) before tax	2,269,961	(3,338)	(285,865)	(1,904,025)	(4,901)	71,832

Tax provision (benefit)	655,473	(32,757)	(105,320)	(541,511)	(1,462)	(25,577)

Net income (loss)	$1,614,488	$29,419	$(180,545)	$(1,362,514)	$(3,439)	$97,409

Nine months ended

September 30, 2000

Total revenue	$27,742,622	$1,685,700	$345,284	$400,788	$42,773	$30,217,167

Total expenses	30,595,677	1,530,622	1,301,396	3,417,592	372,702	37,217,989

Operating income (loss)	(2,853,055)	155,078	(956,112)	(3,016,804)	(329,929)	(7,000,822)

Other income (loss)	739,184	20,638	2,880	(300,338)	(325,754)	136,610

Income (loss) before tax	(2,113,871)	175,716	(953,232)	(3,317,142)	(655,683)	(6,864,212)

Tax benefit	(1,309,650)	(73,074)	(351,813)	(579,558)	(248,625)	(2,562,720)

Net income (loss) before cumulative effect of accounting change	(804,221)	248,790	(601,419)	(2,737,584)	(407,058)	(4,301,492)

Cumulative effect of accounting change	(226,000)	—	—	—	—	(226,000)

Net income (loss)	$(1,030,221)	$248,790	$(601,419)	$(2,737,584)	$(407,058)	$(4,527,492)

Nine months ended

September 30, 1999

Total revenue	$39,414,008	$1,169,839	$213,415	$100	$5,881	$40,803,243

Total expenses	25,134,039	1,071,868	951,011	6,368,999	27,902	33,553,819

Operating income (loss)	14,279,969	97,971	(737,596)	(6,368,899)	(22,021)	7,249,424

Other income	861,811	862	—	1,618	4,630	868,921

Income (loss) before tax	15,141,780	98,833	(737,596)	(6,367,281)	(17,391)	8,118,345

Tax provision (benefit)	5,634,833	(58,855)	(279,363)	(1,971,375)	(4,014)	3,321,226

Net income (loss)	$9,506,947	$157,688	$(458,233)	$(4,395,906)	$(13,377)	$4,797,119

Total assets

September 30, 2000	$21,620,917	$1,489,008	$1,423,683	$15,542,249	$1,668,777	$41,744,634

December 31, 1999	$27,527,585	$1,327,639	$1,136,184	$16,918,845	$233,451	$47,143,704

The “Other” segments above include Legacy Advisory Services, Inc., Legacy Reinsurance Company, and Imagent Online, LLC. These entities' operations do not currently represent material amounts to the Company’s results and, accordingly, were not separated for purposes of this disclosure.

16.	Carrier and Product Concentration

A significant percentage of the Company’s consolidated revenue during the periods presented was generated from LMG sales on behalf of each of the Carriers, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Transamerica	69.4%	10.9%	78.3%	9.3%

IL Annuity	23.2%	71.2%	15.7%	76.4%

American National	7.4%	11.3%	6.0%	10.1%

Although LMG markets and administers several products on behalf of the Carriers, the Company’s consolidated revenue during the periods presented was derived primarily from sales and administration of two fixed annuity products, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

SelectMark™ (sold on behalf of Transamerica)	50.2%	8.5%	43.3%	11.1%

VisionMark™ (sold on behalf of IL Annuity)	7.9%	15.3%	12.2%	29.4%

17.	Reclassifications

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

      The table below presents information about the Company’s operating segments:

	Legacy	Legacy		Regan
	Marketing	Financial	LifeSurance	Holding Corp.
	Group	Services, Inc.	Corporation	(stand-alone)	Other	Total

	(Restated)	(Restated)		(Restated)		(Restated)
Three months ended

September 30, 2000

Total revenue	$8,698,057	$304,149	$136,161	$147,089	$24,085	$9,309,541

Total expenses	11,228,209	595,634	257,243	1,002,000	94,861	13,177,947

Operating loss	(2,530,152)	(291,485)	(121,082)	(854,911)	(70,776)	(3,868,406)

Other income (loss)	194,911	7,362	761	54,633	(274,532)	(16,865)

Loss before tax	(2,335,241)	(284,123)	(120,321)	(800,278)	(345,308)	(3,885,271)

Tax provision (benefit)	(1,134,199)	(156,962)	(39,132)	93,546	(199,442)	(1,436,189)

Net loss before cumulative effect of accounting change	(1,201,042)	(127,161)	(81,189)	(893,824)	(145,866)	(2,449,082)

Cumulative effect of accounting change	—	—	—	—	—	—

Net loss	$(1,201,042)	$(127,161)	$(81,189)	$(893,824)	$(145,866)	$(2,449,082)

Three months ended

September 30, 1999

Total revenue	$10,505,015	$416,697	$80,041	$100	$5,640	$11,007,493

Total expenses	8,548,844	420,394	365,906	1,904,125	12,851	11,252,120

Operating income (loss)	1,956,171	(3,697)	(285,865)	(1,904,025)	(7,211)	(244,627)

Other income	313,790	359	—	—	2,310	316,459

Income (loss) before tax	2,269,961	(3,338)	(285,865)	(1,904,025)	(4,901)	71,832

Tax provision (benefit)	655,473	(32,757)	(105,320)	(541,511)	(1,462)	(25,577)

Net income (loss)	$1,614,488	$29,419	$(180,545)	$(1,362,514)	$(3,439)	$97,409

Nine months ended

September 30, 2000

Total revenue	$27,742,622	$1,685,700	$345,284	$400,788	$42,773	$30,217,167

Total expenses	30,595,677	1,530,622	1,301,396	3,417,592	372,702	37,217,989

Operating income (loss)	(2,853,055)	155,078	(956,112)	(3,016,804)	(329,929)	(7,000,822)

Other income (loss)	739,184	20,638	2,880	(300,338)	(325,754)	136,610

Income (loss) before tax	(2,113,871)	175,716	(953,232)	(3,317,142)	(655,683)	(6,864,212)

Tax benefit	(1,309,650)	(73,074)	(351,813)	(579,558)	(248,625)	(2,562,720)

Net income (loss) before cumulative effect of accounting change	(804,221)	248,790	(601,419)	(2,737,584)	(407,058)	(4,301,492)

Cumulative effect of accounting change	(226,000)	—	—	—	—	(226,000)

Net income (loss)	$(1,030,221)	$248,790	$(601,419)	$(2,737,584)	$(407,058)	$(4,527,492)

Nine months ended

September 30, 1999

Total revenue	$39,414,008	$1,169,839	$213,415	$100	$5,881	$40,803,243

Total expenses	25,134,039	1,071,868	951,011	6,368,999	27,902	33,553,819

Operating income (loss)	14,279,969	97,971	(737,596)	(6,368,899)	(22,021)	7,249,424

Other income	861,811	862	—	1,618	4,630	868,921

Income (loss) before tax	15,141,780	98,833	(737,596)	(6,367,281)	(17,391)	8,118,345

Tax provision (benefit)	5,634,833	(58,855)	(279,363)	(1,971,375)	(4,014)	3,321,226

Net income (loss)	$9,506,947	$157,688	$(458,233)	$(4,395,906)	$(13,377)	$4,797,119

Total assets

September 30, 2000	$21,620,917	$1,489,008	$1,423,683	$15,542,249	$1,668,777	$41,744,634

December 31, 1999	$27,527,585	$1,327,639	$1,136,184	$16,918,845	$233,451	$47,143,704

“Other” segments above include Legacy Advisory Services, Inc., Legacy Reinsurance Company, and Imagent Online, LLC. Such entities’ financial results are not material in the aggregate and therefore were not separated for purposes of this disclosure.

Analysis of Regan Holding Corp. Consolidated

      Results of Operations—The Company experienced consolidated net losses of approximately $2.5 million during the third quarter of 2000, compared to consolidated net income of approximately $97,000 during the third quarter of 1999. For the nine months ended September 30, 2000, the Company experienced net losses of approximately $4.5 million, compared with net income of approximately $4.8 million for the same period in 1999. These losses are due primarily to a decrease in Legacy Marketing Group (“LMG”) revenue and increases in LMG expenses, both of which are discussed below.

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

      Cash and short-term investment grade securities represented 31.4% of the Company’s total consolidated assets at September 30, 2000, compared with 46.6% at December 31, 1999. This decrease in cash and short-term investments is attributable primarily to purchases of fixed assets, advances to existing and anticipated investees, and repayment of a margin loan, as discussed below.

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

Analysis of Legacy Marketing Group

      Results of Operations—During the third quarter of 2000, LMG’s net loss totaled approximately $1.2 million, compared to net income of approximately $1.6 million for the same period in 1999. For the nine months ended September 30, 2000, LMG recorded a net loss of approximately $1.0 million, compared to net income of approximately $9.5 million during the same period in 1999. These fluctuations are attributable primarily to decreases in revenue and increases in expenses, as discussed below.

      Revenue—LMG’s major sources of revenue are marketing allowances, commission revenue, and administrative fees from sales and administration of fixed annuity and life insurance products on behalf of the insurance carriers with which the Company contracts (the “Carriers”). Levels of marketing allowances and commission revenue are directly related to the sales volume of such products. Administrative fees are a function not only of product sales, but also of administration of policies in force and processing of producer appointments and terminations. Total LMG revenue decreased approximately $1.8 million, or 17.2%, in the third quarter of 2000, compared to the third quarter of 1999, and decreased approximately $11.7 million, or 29.6%, during the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. These decreases are attributable primarily to decreases in premium placed in force for the Carriers, as discussed below.

      LMG marketing allowances and commission revenue, combined, decreased approximately $2.0 million, or 23.3%, during the third quarter of 2000, compared to the third quarter of 1999, due primarily to a 30.1% decrease in fixed annuity premium placed in force for the Carriers. For the nine months ended September 30, 2000, such revenue decreased by approximately $11.6 million, or 35.5%, compared to the same period in 1999 due to a decrease in premium of 43.6%. These decreases are attributable primarily to market conditions that resulted in the poor performance of bond investments underlying the annuities’ crediting rates and to lower than anticipated market acceptance of one fixed annuity product, which was introduced in 1999. The decrease in premium placed in force was partially offset by a shift to sales of fixed annuity and life insurance products that yield higher commissions. To avoid further declines in sales, several new products and product enhancements were released at the sales incentive convention in July 2000 that are expected to result in increased sales in the fourth quarter. However, there can be no assurances that the release of these products will result in increased sales.

A significant percentage of the Company’s consolidated revenue during the periods presented was generated from LMG sales on behalf of each of the Carriers, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Transamerica	69.4%	10.9%	78.3%	9.3%

IL Annuity	23.2%	71.2%	15.7%	76.4%

American National	7.4%	11.3%	6.0%	10.1%

Although LMG markets and administers several products on behalf of the Carriers, the Company’s consolidated revenue during the periods presented was derived primarily from sales and administration of two fixed annuity products, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

SelectMark™ (sold on behalf of Transamerica)	50.2%	8.5%	43.3%	11.1%

VisionMark™ (sold on behalf of IL Annuity)	7.9%	15.3%	12.2%	29.4%

      This shift between Carriers' products is attributable primarily to more favorable acceptance of Transamerica's products in the marketplace, which is largely related to the products experiencing higher crediting rates, and is expected to continue for the foreseeable future.

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

      As a service organization, LMG’s primary expenses are salaries and related employee benefits. These expenses increased approximately $556,000, or 11.1%, in the third quarter of 2000, compared to the third quarter of 1999. For the nine months ended September 30, 2000, salaries and related benefits increased approximately $1.3 million, or 8.2%, compared to the same period in 1999. Such increases resulted primarily from regular annual pay increases and from increases in the number of employees, which are largely attributable to preparation for increases in sales. During the third quarter of 2000, however, the Company hired several employees at higher salary levels, including one executive officer. Such increases in senior personnel are considered necessary in order to support anticipated increases in LMG sales, as discussed above. Accordingly, salary and benefits expense is expected to increase in future periods.

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

Analysis of Regan Holding Corp. (stand-alone)

      Results of Operations—Regan Holding Corp. recorded net losses of approximately $894,000 during the three months ended September 30, 2000, compared to net losses of approximately $1.4 million during the same period in 1999. During the nine months ended September 30, 2000, Regan Holding Corp. recorded net losses of approximately $2.7 million compared to net losses of approximately $4.4 million during the same period in 1999. These decreased losses are attributable primarily to increases in revenue and decreases in expenses, as discussed below.

      Revenue—Regan Holding Corp.’s revenue consists solely of rental revenue from an office building that was purchased during mid-1999. The building was leased to unaffiliated tenants during the fourth quarter of 1999, which resulted in revenue of approximately $147,000 during the third quarter of 2000, and approximately $401,000 during the nine months ended September 30, 2000.

      Expenses—Regan Holding Corp.’s expenses decreased approximately $902,000, or 47.4%, during the three months ended September 30, 2000, compared to the three months ended September 30, 1999, and decreased approximately $3.0 million, or 46.3%, during the nine months ended September 30, 2000, compared to the same period in 1999. These decreases are primarily due to decreases in Producer stock option expense for options granted to Producers as an incentive to stimulate sales. Due to an overall decrease in sales volume between periods, there were fewer Producer stock option grants and therefore lower Producer stock option expenses.

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

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Index to Exhibits

	Exhibit 3(ii)	Amended and Restated Bylaws of Regan Holding Corp.*

	Exhibit 10.1	Amendment Sixteen to the Marketing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated October 2000.*

	Exhibit 10.2	Amendment Fifteen to the Insurance Processing Agreement by and between Legacy Marketing Group and American National Insurance Company, October 2000.*

	Exhibit 11.1	Computation of Earnings Per Share-Basic**

	Exhibit 11.2	Computation of Earnings Per Share-Diluted**

	Exhibit 27	Financial Data Schedule *

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter of 2000.

*	Filed with original filing on November 14, 2000.
**	Restated Earnings Per Share information is included in Note 14 of the Condensed Consolidated Financial Statements in this filing.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAN HOLDING CORP.
Date: September 20, 2001	Signature:	/s/ R. Preston Pitts R. Preston Pitts,
President and Chief Operations Officer