Form 10-Q
period 2001-09-30
REGAN HOLDING CORP
filed 2001-11-14
CIK 870069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to ____________________

Commission file number 0-4366

Regan Holding Corp.
(Exact name of registrant as specified in its charter)

California	68-0211359
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2090 Marina Avenue, Petaluma, California	94954
(Address of principal executive offices)	(ZIP Code)

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

Yes        X            No

Applicable Only To Corporate Issuers:

     Indicate the number of shares outstanding of the registrant’s common stock, as of October 31, 2001:

Common Stock-Series A	25,048,000
Common Stock-Series B	584,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2001	December 31, 2000

	(Unaudited)
Assets
Cash and cash equivalents	$3,555,000	$1,882,000
Investments	10,660,000	10,355,000
Accounts receivable	1,972,000	1,918,000
Note receivable	—	5,750,000
Prepaid expenses	1,102,000	1,293,000
Income taxes receivable	—	3,661,000
Deferred tax assets-current	227,000	398,000

Total current assets	17,516,000	25,257,000

Net fixed assets	23,109,000	12,368,000
Deferred tax assets - non current	1,682,000	1,373,000
Equity in and advances to investee	356,000	782,000
Intangible assets	1,415,000	1,604,000
Other assets	1,619,000	1,576,000

Total non current assets	28,181,000	17,703,000

Total Assets	$45,697,000	$42,960,000

Liabilities, Redeemable Common Stock, and Shareholders’ Equity Liabilities Accounts payable and accrued liabilities	$7,335,000	$7,918,000
Margin loan payable	—	2,265,000
Other current liabilities	396,000	215,000
Income taxes payable	422,000	—
Mortgage payable	4,750,000	—

Total current liabilities	12,903,000	10,398,000

Deferred compensation payable	3,581,000	2,997,000
Other liabilities	309,000	581,000

Total non current liabilities	3,890,000	3,578,000

Total Liabilities	16,793,000	13,976,000

Commitments and Contingencies (Note 7)	—	—

Redeemable Common Stock, Series A and B	11,091,000	11,237,000

Shareholders’ Equity Preferred stock, no par value: Authorized 100,000,000 shares No shares issued or outstanding	—	—
Series A common stock, no par value:
Authorized: 45,000,000 shares, Issued and outstanding:
20,754,000 shares and 20,870,000 shares at September 30, 2001
and December 31, 2000, respectively	3,596,000	3,596,000
Common stock committed	—	100,000
Paid-in capital from retirement of common stock	935,000	928,000
Paid-in capital from non-employee stock options	5,486,000	5,390,000
Retained earnings	8,339,000	8,244,000
Accumulated other comprehensive loss, net	(543,000)	(511,000)

Total Shareholders’ Equity	17,813,000	17,747,000

Total Liabilities, Redeemable Common Stock, and
Shareholders’ Equity	$45,697,000	$42,960,000

See accompanying notes to Condensed Consolidated Financial Statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue
Marketing allowances	$7,303,000	$3,958,000	$19,600,000	$12,493,000
Commission revenue	4,584,000	2,891,000	13,211,000	10,146,000
Administrative fees	2,832,000	2,245,000	8,285,000	6,711,000
Other income	103,000	380,000	244,000	915,000

Total revenue	14,822,000	9,474,000	41,340,000	30,265,000

Expenses
Salaries and related benefits	7,571,000	5,907,000	21,623,000	18,132,000
Sales promotion and support	895,000	2,680,000	4,000,000	6,232,000
Occupancy	916,000	825,000	2,743,000	2,365,000
Professional fees	1,186,000	1,767,000	4,208,000	4,494,000
Depreciation and amortization	1,249,000	884,000	3,627,000	2,203,000
Stationery and postage	351,000	446,000	1,132,000	1,266,000
Leased equipment	323,000	352,000	1,053,000	1,110,000
Travel and entertainment	233,000	228,000	621,000	622,000
Insurance	147,000	99,000	386,000	354,000
Miscellaneous	139,000	113,000	363,000	296,000

Total expenses	13,010,000	13,301,000	39,756,000	37,074,000

Operating income (loss)	1,812,000	(3,827,000)	1,584,000	(6,809,000)

Other income (loss)
Investment income, net	85,000	204,000	373,000	771,000
Interest expense	(95,000)	(41,000)	(133,000)	(190,000)
Gains (Losses) on disposals of fixed assets	—	54,000	(341,000)	(305,000)
Losses from equity investment	(185,000)	(276,000)	(709,000)	(329,000)

Total other loss, net	(195,000)	(59,000)	(810,000)	(53,000)

Income (Loss) before income taxes, and before cumulative effect of accounting change	1,617,000	(3,886,000)	774,000	(6,862,000)
Provision for (Benefit from) income taxes	638,000	(1,435,000)	315,000	(2,563,000)

Net income (loss) before cumulative effect of accounting change	979,000	(2,451,000)	459,000	(4,299,000)
Cumulative effect of accounting change, net of tax	—	—	—	(226,000)

Net income (loss)	$979,000	$(2,451,000)	$459,000	$(4,525,000)

Basic earnings (loss) per share:
Earnings (loss) available for common shareholders before
cumulative effect of accounting change	$0.04	$(0.09)	$0.01	$(0.16)
Cumulative effect of accounting change	—	—		(0.01)

Net earnings (loss) available for common shareholders	$0.04	$(0.09)	$0.01	$(0.17)

Weighted average shares outstanding	25,824,000	26,253,000	25,936,000	26,312,000
Diluted earnings (loss) per share:
Earnings (loss) available for common shareholders before
cumulative effect of accounting change	$0.03	$(0.09)	$0.01	$(0.16)
Cumulative effect of accounting change	—	—		(0.01)

Net earnings (loss) available for common shareholders	$0.03	$(0.09)	$0.01	$(0.17)

Weighted average shares outstanding	28,725,000	26,253,000	28,928,000	26,312,000

See accompanying notes to Condensed Consolidated Financial Statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

				Paid-in
				Capital from
			Common	Retirement
	Series A Common Stock		Stock	of Common
	Shares	Amount	Committed	Stock

Balance January 1, 2001	20,870,000	$3,596,000	$100,000	$928,000
Comprehensive income:
Net income for the nine months ended September 30, 2001
Gross unrealized losses on investments
Less: reclassification adjustment for losses included in net income
Deferred taxes on net unrealized losses
Total comprehensive income
Accretion of redeemable common stock to redemption value
Voluntary repurchases of common stock	(149,000)	(150,000)
Retirement upon mandatory redemption				7,000
Common stock committed	33,000		50,000
Issuance of common stock committed		150,000	(150,000)
Non-employee stock option expense

Balance September 30, 2001 (unaudited)	20,754,000	$3,596,000	$—	$935,000

	Paid-in		Accumulated
	Capital from		Other
	Non-employee	Retained	Comprehensive
	Options	Earnings	Loss	Total

Balance January 1, 2001	$5,390,000	$8,244,000	$(511,000)	$17,747,000
Comprehensive income:
Net income for the nine months ended September 30, 2001		459,000		459,000
Gross unrealized losses on investments			(192,000)	(192,000)
Less: reclassification adjustment for losses included in net income			138,000	138,000
Deferred taxes on net unrealized losses			22,000	22,000

Total comprehensive income				427,000

Accretion of redeemable common stock to redemption value		(269,000)		(269,000)
Voluntary repurchases of common stock		(95,000)		(245,000)
Retirement upon mandatory redemption				7,000
Common stock committed				50,000
Issuance of common stock committed				—
Non-employee stock option expense	96,000			96,000

Balance September 30, 2001 (unaudited)	$5,486,000	$8,339,000	$(543,000)	$17,813,000

See accompanying notes to Condensed Consolidated Financial Statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net income (loss)	$459,000	$(4,525,000)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization of fixed assets	3,492,000	2,159,000
Amortization of intangible assets	135,000	43,000
Losses from equity investee	709,000	329,000
Common stock awarded to producers	50,000	100,000
Producer stock option expense	96,000	861,000
Amortization/accretion of investments	9,000	(107,000)
Realized (gain) loss on sales of investments	138,000	(5,000)
Losses on disposals of fixed assets	341,000	305,000
Changes in operating assets and liabilities:
Accounts receivable	(54,000)	1,002,000
Prepaid expenses	191,000	(239,000)
Income taxes receivable and payable	4,083,000	88,000
Deferred tax assets	(116,000)	(703,000)
Note receivable	—	(1,171,000)
Accounts payable and accrued liabilities	(583,000)	719,000
Other operating assets and liabilities	502,000	317,000

Net cash provided by (used in) operating activities	9,452,000	(827,000)

Cash flows from investing activities:
Purchases of investments	(7,626,000)	(7,192,000)
Proceeds from sales and maturities of investments	7,120,000	18,273,000
Purchases of fixed assets	(14,572,000)	(3,454,000)
Proceeds from note receivable	5,750,000	—
Investment in and advances to equity investee	(283,000)	(1,502,000)

Net cash provided by (used in) investing activities	(9,611,000)	6,125,000

Cash flows from financing activities:
Proceeds from loan payable	4,750,000	2,100,000
Payments toward loan payable	—	(2,144,000)
Proceeds from stock option exercises	—	21,000
Proceeds from margin loan	500,000	1,000,000
Payments toward margin loan	(2,765,000)	(4,125,000)
Purchases of redeemable common stock	(408,000)	(415,000)
Return of building loan reserve	—	379,000
Payments for redemption and retirement of common stock	(245,000)	(70,000)

Net cash provided by (used in) financing activities	1,832,000	(3,254,000)

Net increase in cash and cash equivalents	1,673,000	2,044,000
Cash and cash equivalents, beginning of period	1,882,000	1,095,000

Cash and cash equivalents, end of period	$3,555,000	$3,139,000

See accompanying notes to Condensed Consolidated Financial Statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

The statements are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position and results of operations. The Condensed Consolidated Balance Sheet data at December 31, 2000 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year. Users of these Condensed Consolidated Financial Statements are encouraged to refer to the Annual Report on Form 10-K/A for the year ended December 31, 2000 for additional disclosure.

2.	Cumulative Effect of Accounting Change

Revenue Recognition — Effective January 1, 2000, the Company adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Under the Marketing Agreement with American National Insurance Company (“American National”), the Company is obligated to repay to American National an annual amount equal to 0.1% of specified premium levels to the extent that such premiums are below the minimum production requirement of $500 million during each twelve month period ended September 30th (the “Premium Deficiency”). As a result, the Company changed its revenue recognition policy to recognize commission revenue net of 0.1% of the Premium Deficiency, assuming no additional premiums will be sold under the American National Marketing Agreement. Prior to December 31, 1999, the Company recorded revenue throughout the twelve month period net of 0.1% of the projected annual Premium Deficiency. The cumulative effect of this change in accounting principle resulted in an increase in the Company’s consolidated net loss of $226,000, or $.01 per share, net of tax benefit of $149,000, for the nine months ended September 30, 2000. In additon, commission revenue increased by $29,000 and $138,000 during the three months and nine months ended September 30, 2000. The Form 10-Q for the nine months ended September 30, 2000, as originally filed, did not include the effect of adopting SAB 101. Accordingly, the impact of adoption has been included in the 2000 results in the accompanying Condensed Consolidated Statements of Operations.

3.	Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and amends Accounting Principles Board (“APB”) Opinion No. 30, Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 revises the accounting for the measurement of long-lived assets to be disposed of by sale and clarifies implementation issues for discontinued operations. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company’s management is currently assessing SFAS 144 and has not yet determined the impact that adoption will have on its consolidated results of operations or financial position.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations which supercedes APB Opinion No. 16, Business Combinations. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company’s management anticipates that the implementation of SFAS 141 will not have a material effect on its consolidated results of operations or financial position.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. The provisions of SFAS 142 will be applied starting January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to SFAS 142. The Company’s management is currently assessing SFAS 142 and has not yet determined the impact that adoption will have on its consolidated results of operations or financial position.

4.	Equity In and Advances to Investee

In 2000, Imagent purchased for $403,000 a 33.3% ownership interest in, and advanced as a loan $1.1 million to, prospectdigital, LLC (“prospectdigital”). In addition, Imagent advanced an additional $283,000 during the nine months ended September 30, 2001. Imagent records its share of prospectdigital’s losses equal to its proportionate cash investment in prospectdigital’s equity, or 98.8%. During the nine months ended September 30, 2001, Imagent recorded losses of $709,000 from its equity investment in prospectdigital. The amounts invested and advanced through September 30, 2001, net of Imagent’s share of cumulative losses, are reflected in Equity in and advances to investee in the accompanying Condensed Consolidated Balance Sheets. Payments toward the $1.1 million note receivable from prospectdigital were scheduled to begin in June 2001. Currently, prospectdigital is in default, as no payments have been received to date.

5.	Exit Costs

During the first quarter of 2001, the Company announced a plan to significantly reduce LifeSurance Corporation’s operations. Four administrative personnel and one seminar instructor were terminated, and two instructors were transferred to Legacy Marketing. As a result, during the first quarter of 2001, the Company recorded: (i) occupancy expense of $125,000 related to noncancelable lease obligations for vacated office space, net of estimated sublease income and related costs, (ii) salaries and benefit expense of $32,000 related to employee severance costs, and (iii) sales promotion and support expense of $45,000 related to noncancelable seminar facilities obligations. The Company paid the employee severance costs during February 2001 and paid the noncancelable facilities obligation during June 2001. In addition, lease payments of $68,000 made during the nine months ended September 30, 2001 reduced the noncancelable office lease liability. In October 2001, the Company agreed to pay $284,000 to the lessor in exchange for release of future obligations under the lease. As a result, additional occupancy expense of $238,000 was recorded during the third quarter to adjust the noncancelable office lease liability to $295,000 at September 30, 2001. This remaining liability, which includes $11,000 for one additional office lease payment, is included in accounts payable and accrued liabilities in the accompanying Condensed Consolidated Balance Sheets.

6.	Building Purchase and Loan Payable

In June 2001, the Company purchased the office building which houses its headquarters and the corresponding parcel of land, in Petaluma, California, for approximately $10.6 million. In conjunction with the acquisition, the Company paid cash of approximately $5.9 million by applying proceeds from a note receivable, and entered into a loan agreement for approximately $4.8 million. The note receivable arose from a building sale in December 2000 and was held by a qualified exchange intermediary in order to defer payment of income taxes on the gain recorded on the sale. The loan bears interest at a rate equal to LIBOR, as adjusted on a monthly basis, plus 3.5% per annum. Interest is due and payable monthly. The unpaid principal balance is due and payable in December 2001, provided that the principal balance may be prepaid without penalty and the Company may extend the maturity date of the loan to June 2002. As of September 30, 2001, no payments have been made toward the principal balance of the loan. Accordingly, the entire balance of the loan is reflected in Mortgage payable in the accompanying Condensed Consolidated Balance Sheets at September 30, 2001.

7.	Commitments and Contingencies

The Company is involved in various claims and legal proceedings arising in the ordinary course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with legal counsel, that the ultimate disposition of these claims will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

8.	Redeemable Common Stock

The Company is obligated to repurchase certain of its shares of common stock pursuant to various agreements under which the common stock was issued. During the nine months ended September 30, 2001, redeemable common stock was redeemed and retired as follows:

	Series A Redeemable		Series B Redeemable		Total Redeemable
	Common Stock		Common Stock		Common Stock

		Carrying		Carrying		Carrying
	Shares	Amount	Shares	Amount	Shares	Amount

Balance January 1, 2001	4,511,000	$9,473,000	584,000	$1,764,000	5,095,000	$11,237,000
Accretion to redemption value	—	269,000	—	—	—	269,000
Redemptions and retirement of common stock	(193,000)	(415,000)	—	—	(193,000)	(415,000)

Balance September 30, 2001	4,318,000	$9,327,000	584,000	$1,764,000	4,902,000	$11,091,000

9.	Common Stock Committed

During the six months ended June 30, 2001, the Company became obligated to award to a Legacy Marketing producer 33,000 shares of Series A common stock. As of June 30, 2001, these shares had not been issued. To reflect this obligation, the Company recorded sales promotion and support expense in the amount of $50,000. During the third quarter of 2001, these shares, and 65,000 shares earned by two Legacy Marketing producers during 2000, were issued to the producers. Accordingly, no unissued Common stock committed remained in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2001.

10.	Marketing Allowance Revenue

During the third quarter of 2001, the Company received $1.1 million from IL Annuity related to a retroactive increase in marketing allowance revenue for sales of the VisionMark® Advantage product sold on behalf of IL Annuity during the nine months ended September 30, 2001. The Company recognized the full $1.1 million as revenue during the third quarter of 2001. Approximately $750,000 of the $1.1 million received related to sales of the VisionMark® Advantage product sold during the six months ended June 30, 2001.

11.	Losses on Disposals of Fixed Assets

During the first half of 2001, the Company recorded pre-tax non-operating losses of $341,000 related to the write off of capitalized internal use software costs deemed to have no future benefit to the Company. No such write offs occurred during the third quarter of 2001.

12.	Income Taxes

The Company's effective income tax rate increased from 34% to 41% during the nine months ended September 30, 2001. The increase was primarily due to the Company experiencing a consolidated taxable loss for the year ended December 31, 2000. Under California state law, only 55% of the state taxable losses can be carried forward to offset future state taxable income. Accordingly, this resulted in a lower effective income tax rate for the year ended December 31, 2000.

13.	Earnings per Share

	Income/(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount

For the three months ended September 30, 2001
Income available to common shareholders	$979,000	25,824,000	$0.04
Effect of dilutive securities — employee and producer stock options	—	2,901,000

Diluted earnings per share	$979,000	28,725,000	$0.03

For the three months ended September 30, 2000
Loss available to common shareholders	$(2,451,000)	26,253,000	$(0.09)
Effect of dilutive securities — employee and producer stock options	—	—

Diluted loss per share	$(2,451,000)	26,253,000	$(0.09)

For the nine months ended September 30, 2001
Basic earnings per share	$459,000
Accretion of redeemable common stock	(269,000)

Income available to common shareholders	$190,000	25,936,000	$0.01
Effect of dilutive securities — employee and producer stock options	—	2,992,000

Diluted earnings per share	$190,000	28,928,000	$0.01

For the nine months ended September 30, 2000
Loss before cumulative effect of accounting change	$(4,299,000)	26,312,000	$(0.16)
Cumulative effect of accounting change	(226,000)	—	(0.01)

Loss available to common shareholders	(4,525,000)	26,312,000	$(0.17)
Effect of dilutive securities — employee and producer stock options	—	—

Diluted loss per share	$(4,525,000)	26,312,000	$(0.17)

The diluted share base for the three months and nine months ended September 30, 2000 exclude incremental shares of 2,247,000 and 2,289,000, respectively, related to employee and non-employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company’s net losses incurred during 2000.

14.	Segment Information

The table below presents information about the Company’s operating segments:

		Legacy	Regan		Values
	Legacy	Financial	Holding	Imagent	Financial
	Marketing	Services,	(stand-	Online,	Network,
For the three months ended September 30, 2001	Group	Inc.	alone)	LLC	Inc.	Other	TOTAL

Revenue
Marketing allowances	$7,258,000	$45,000	$—	$—	$—	$—	$7,303,000
Commission income	4,180,000	390,000	—	—	—	14,000	4,584,000
Administrative fees	2,832,000	—	—	—	—	—	2,832,000
Other income	11,000	57,000	—	—	17,000	18,000	103,000

Total revenue	14,281,000	492,000	—	—	17,000	32,000	14,822,000
Expenses
Salaries and related benefits	7,059,000	439,000	—	65,000	9,000	(1,000)	7,571,000
Sales promotion and support	714,000	68,000	24,000	—	56,000	33,000	895,000
Professional fees	950,000	63,000	155,000	(50,000)	68,000	—	1,186,000
Other expenses	2,002,000	206,000	664,000	12,000	215,000	259,000	3,358,000

Total expenses	10,725,000	776,000	843,000	27,000	348,000	291,000	13,010,000

Operating income (loss)	3,556,000	(284,000)	(843,000)	(27,000)	(331,000)	(259,000)	1,812,000
Other income (loss)	44,000	4,000	(87,000)	(157,000)	1,000	—	(195,000)

Income (loss) before taxes	3,600,000	(280,000)	(930,000)	(184,000)	(330,000)	(259,000)	1,617,000
Tax benefit (provision)	(1,194,000)	175,000	78,000	74,000	123,000	106,000	(638,000)

Net income (loss)	$2,406,000	$(105,000)	$(852,000)	$(110,000)	$(207,000)	$(153,000)	$979,000

For the three months ended September 30, 2000

Revenue
Marketing allowances	$3,921,000	$37,000	$—	$—	$—	$—	$3,958,000
Commission income	2,426,000	464,000	—	—	—	1,000	2,891,000
Administrative fees	2,245,000	—	—	—	—	—	2,245,000
Other income	10,000	63,000	147,000	4,000	—	156,000	380,000

Total revenue	8,602,000	564,000	147,000	4,000	—	157,000	9,474,000
Expenses
Salaries and related benefits	5,392,000	354,000	—	—	—	161,000	5,907,000
Sales promotion and support	2,014,000	390,000	232,000	—	—	44,000	2,680,000
Professional fees	1,616,000	20,000	98,000	17,000	—	16,000	1,767,000
Other expenses	2,104,000	92,000	638,000	—	—	113,000	2,947,000

Total expenses	11,126,000	856,000	968,000	17,000	—	334,000	13,301,000

Operating loss	(2,524,000)	(292,000)	(821,000)	(13,000)	—	(177,000)	(3,827,000)
Other income (loss)	189,000	7,000	19,000	(276,000)	—	2,000	(59,000)

Loss before taxes	(2,335,000)	(285,000)	(802,000)	(289,000)	—	(175,000)	(3,886,000)
Tax benefit (provision)	1,134,000	157,000	(94,000)	177,000	—	61,000	1,435,000

Net loss	$(1,201,000)	$(128,000)	$(896,000)	$(112,000)	$—	$(114,000)	$(2,451,000)

		Legacy	Regan		Values
	Legacy	Financial	Holding	Imagent	Financial
For the nine months ended	Marketing	Services,	(stand-	Online,	Network,
September 30, 2001	Group	Inc.	alone)	LLC	Inc.	Other	TOTAL

Revenue
Marketing allowances	$19,387,000	$213,000	$—	$—	$—	$—	$19,600,000
Commission income	12,053,000	1,114,000	—	—	—	44,000	13,211,000
Administrative fees	8,285,000	—	—	—	—	—	8,285,000
Other income	34,000	106,000	—	—	24,000	80,000	244,000

Total revenue	39,759,000	1,433,000	—	—	24,000	124,000	41,340,000
Expenses
Salaries and related benefits	19,552,000	1,309,000	—	65,000	551,000	146,000	21,623,000
Sales promotion and support	3,443,000	105,000	154,000	—	138,000	160,000	4,000,000
Professional fees	3,159,000	100,000	600,000	(40,000)	383,000	6,000	4,208,000
Other expenses	6,404,000	541,000	1,861,000	14,000	640,000	465,000	9,925,000

Total expenses	32,558,000	2,055,000	2,615,000	39,000	1,712,000	777,000	39,756,000

Operating income (loss)	7,201,000	(622,000)	(2,615,000)	(39,000)	(1,688,000)	(653,000)	1,584,000
Other income (loss)	(228,000)	11,000	37,000	(633,000)	2,000	1,000	(810,000)

Income (loss) before taxes	6,973,000	(611,000)	(2,578,000)	(672,000)	(1,686,000)	(652,000)	774,000
Tax benefit (provision)	(2,288,000)	390,000	388,000	268,000	661,000	266,000	(315,000)

Net income (loss)	$4,685,000	$(221,000)	$(2,190,000)	$(404,000)	$(1,025,000)	$(386,000)	$459,000

For the nine months ended September 30, 2000
Revenue
Marketing allowances	$12,340,000	$153,000	$—	$—	$—	$—	$12,493,000
Commission income	8,459,000	1,683,000	—	—	—	4,000	10,146,000
Administrative fees	6,711,000	—	—	—	—	—	6,711,000
Other income	20,000	110,000	401,000	4,000	—	380,000	915,000

Total revenue	27,530,000	1,946,000	401,000	4,000	—	384,000	30,265,000
Expenses
Salaries and related benefits	16,556,000	1,029,000	—	—	—	547,000	18,132,000
Sales promotion and support	4,402,000	471,000	986,000	—	—	373,000	6,232,000
Professional fees	3,846,000	64,000	357,000	120,000	—	107,000	4,494,000
Other expenses	5,531,000	225,000	1,933,000	—	—	527,000	8,216,000

Total expenses	30,335,000	1,789,000	3,276,000	120,000	—	1,554,000	37,074,000

Operating income (loss)	(2,805,000)	157,000	(2,875,000)	(116,000)	—	(1,170,000)	(6,809,000)
Other income (loss)	689,000	21,000	(441,000)	(329,000)	—	7,000	(53,000)

Income (loss) before taxes	(2,116,000)	178,000	(3,316,000)	(445,000)	—	(1,163,000)	(6,862,000)
Tax benefit (provision)	1,310,000	73,000	580,000	177,000	—	423,000	2,563,000
Net income (loss) before cumulative effect of
accounting change	(806,000)	251,000	(2,736,000)	(268,000)	—	(740,000)	(4,299,000)

Cumulative effect of accounting change	(226,000)	—	—	—	—	—	(226,000)

Net income (loss)	$(1,032,000)	$251,000	$(2,736,000)	$(268,000)	$—	$(740,000)	$(4,525,000)

Total assets
September 30, 2001	$25,774,000	$1,195,000	$14,674,000	$500,000	$3,318,000	$236,000	$45,697,000

December 31, 2000	$20,974,000	$1,569,000	$13,924,000	$1,167,000	$3,811,000	$1,515,000	$42,960,000

The “Other” segment above includes LifeSurance Corporation, Legacy Advisory Services, Inc. and Legacy Reinsurance Company. Such entities’ financial results do not currently factor significantly into management decision making and, accordingly, were not separated for purposes of this disclosure.

15.	Carrier and Product Concentration

Through Legacy Marketing, the Company markets and administers fixed annuity and life insurance products on behalf of four unaffiliated insurance carriers (collectively referred to as the “Carriers”): American National, IL Annuity and Insurance Company (“IL Annuity”), Transamerica Life Insurance and Annuity Company (“Transamerica”), and John Hancock Variable Life Insurance Company (“John Hancock”). The agreements with two of these carriers generated a significant portion of the Company’s total consolidated revenue for the periods indicated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
Transamerica	66.3%	69.4%	69.2%	78.3%
IL Annuity	22.7%	23.2%	19.3%	15.7%

Although Legacy Marketing markets and administers several products on behalf of the Carriers, the Company’s consolidated revenue was derived primarily from sales and administration of two fixed annuity product series for the periods indicated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
SelectMark® (sold on behalf of Transamerica)	66.3%	67.5%	68.9%	77.8%
VisionMark® (sold on behalf of IL Annuity)	21.9%	19.7%	18.2%	15.1%

16.	Reclassifications

Certain amounts in the 2000 Condensed Consolidated Financial Statements have been reclassified to conform to the 2001 presentation. Such reclassifications had no impact on net income (loss) or shareholders’ equity.

17.	Subsequent events

In October 2001, LMG and American National amended their Marketing and Administrative Agreements by extending the term of each agreement to November 30, 2001. In October 2001, LMG and John Hancock amended their Marketing and Administrative Agreements in order to reflect new products, commission fees, and marketing allowances. In November 2001, LMG and Transamerica amended their Marketing and Administrative Agreements in order to reflect new products and product enhancements, commission fees, and marketing allowances.

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

Analysis of Regan Holding Corp. Consolidated

     Results of Operations - The Company generated consolidated net income of $979,000 during the third quarter of 2001, compared to consolidated net losses of $2.5 million during the third quarter of 2000. This shift is primarily due to increases in Legacy Marketing Group (“Legacy Marketing”) revenues and decreases in several subsidiaries’ expenses, as discussed below. For the nine months ended September 30, 2001, the Company experienced net income of $459,000, compared with net losses of $4.5 million for the same period in 2000. This shift is primarily due to increases in Legacy Marketing revenues, partially offset by higher expenses, as discussed below.

Analysis of Legacy Marketing Group

     Results of Operations - During the third quarter of 2001, Legacy Marketing’s net income totaled $2.4 million, compared to net losses of $1.2 million during the third quarter of 2000. This shift is primarily due to increases in revenue and decreases in expenses, partially offset by increased income taxes, as discussed below. For the nine months ended September 30, 2001, Legacy Marketing earned net income of $4.7 million, compared to net losses of $1.0 million during the same period in 2000. This shift is primarily due to increases in revenue, partially offset by increases in expenses and income taxes, as discussed below.

     Revenue - Legacy Marketing’s major sources of revenue are marketing allowances, commission revenue, and administrative fees from sales and administration of fixed annuity and life insurance products on behalf of four unaffiliated insurance carriers with which the Company contracts : American National Insurance Company (“American National”), IL Annuity and Insurance Company (“IL Annuity”), Transamerica Life Insurance and Annuity Company (“Transamerica”), and John Hancock Variable Life Insurance Company (“John Hancock”), collectively referred to as the “Carriers.” Levels of marketing allowances and commission revenue are directly related to the sales volume of such products. Administrative fees are a function not only of product sales, but also of administration of policies inforce and producer appointments and terminations. Total Legacy Marketing revenue increased $5.7 million, or 66.0%, in the third quarter of 2001 compared to the third quarter of 2000, and increased $12.2 million, or 44.4%, during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. These increases are primarily attributable to increases in premium placed inforce for the Carriers, as discussed below.

     Legacy Marketing commission revenue and marketing allowances, combined, increased $5.1 million, or 80.2%, during the third quarter of 2001 compared to the third quarter of 2000, primarily due to an increase in fixed annuity premium placed inforce for the Carriers of $176.8 million, or 75.8%. During the nine months ended September 30, 2001, such income increased $10.6 million, or 51.2%, compared to the same period in 2000, due to an increase in premium of $450.9 million, or 59.3%. The increases in premium placed inforce are primarily due to: i) favorable market conditions leading to improved performance of bond investments underlying key products’ crediting rates, ii) the implementation of marketing programs designed to strengthen relationships with existing producers and attract new producers, and, iii) the introduction of new products and enhancements of existing products. In addition, the Company received $1.1 million from IL Annuity during the third quarter of 2001 related to a retroactive increase in marketing allowances earned for sales of the VisionMark® Advantage product sold on behalf of IL Annuity during the nine months ended September 30, 2001. Approximately $750,000 of the $1.1 million received related to sales of the VisionMark® Advantage product sold during the six months ended June 30, 2001. Commission revenue and marketing allowances did not increase at rates comparable to the increases in premium placed inforce primarily due to shifts between products that yield differing commisions. Management expects increases in revenue to continue throughout the fourth quarter of 2001 compared to the fourth quarter of 2000; however, there can be no assurance that increases in sales volume will continue or that such increases will continue at present levels.

     Administrative fees increased by $587,000, or 26.1%, during the third quarter of 2001 compared to the same period in 2000, and increased $1.6 million, or 23.5%, during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, primarily due to increases in the number of policies sold and administered during the respective periods.

     The agreements with two of the Carriers generated a significant portion of the Company’s total consolidated revenue for the periods indicated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
Transamerica	66.3%	69.4%	69.2%	78.3%
IL Annuity	22.7%	23.2%	19.3%	15.7%

     Although Legacy Marketing markets and administers several products on behalf of the Carriers, the Company’s consolidated revenue was derived primarily from sales and administration of two fixed annuity product series for the periods indicated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
SelectMark® (sold on behalf of Transamerica)	66.3%	67.5%	68.9%	77.8%
VisionMark® (sold on behalf of IL Annuity)	21.9%	19.7%	18.2%	15.1%

     This shift between Carrier’s products is primarily attributable to higher crediting rates underlying Transamerica’s annuity products in the marketplace.

     Expenses - Total Legacy Marketing expenses decreased $401,000, or 3.6%, during the three months ended September 30, 2001 compared to the three months ended September 30, 2000, primarily due to decreased sales promotion and support expenses and professional fees, partially offset by increased salaries and related benefits. For the nine months ended September 30, 2001, total Legacy Marketing expenses increased $2.2 million, or 7.3%, compared to the nine months ended September 30, 2000, primarily due to increased salaries and related benefits and other expenses, partially offset by decreases in sales promotion and support and professional fees. These fluctuations are discussed below.

     As a service organization, Legacy Marketing’s primary expenses are salaries and related employee benefits. These expenses increased $1.5 million, or 26.6%, in the third quarter of 2001 compared to the third quarter of 2000. For the nine months ended September 30, 2001, salaries and related benefits increased $2.5 million, or 14.4%, compared to the same period in 2000. Such increases are primarily due to annual pay increases, which became effective in December 2000, and the addition of employees at higher salary levels, including one executive officer. The increases in senior personnel are considered necessary to provide additional leadership to employees and to support strategic planning. As a result of the Company’s ongoing cost control initiatives, the increases in salaries and employee related benefits experienced in 2001 are not expected to continue in 2002.

     Sales promotion and support expense is comprised primarily of costs related to Legacy Marketing’s annual sales conventions, incentives paid to producers to stimulate sales, and advertising expeditures. This expense decreased $1.3 million, or 64.5%, in the third quarter of 2001 compared to the same period in 2000, and decreased $959,000, or 21.8%, during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Such decreases are primarily due to lower attendance at the 2001 annual sales conventions, and downward adjustments to deferred compensation liabilities to reflect market value fluctuations, which reduced overall sales promotion and support expense.

     Professional fees expense is comprised primarily of consulting, legal, and accounting fees. This expense decreased $666,000, or 41.2%, in the third quarter of 2001 compared to the same period in 2000, and decreased $687,000, or 17.9%, during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Such decreases are primarily due to increased capitalization of consulting fees related to software developed for internal use, partially offset by higher legal expenses resulting from settlement of a routine legal matter.

     Other expenses are comprised primarily of depreciation and amortization, occupancy expense, and stationery and postage. During the nine months ended September 30, 2001, other expenses increased $873,000, or 15.8%, compared to the nine months ended September 30, 2000, primarily due to increased depreciation and amortization resulting from increases in fixed asset balances. This increase was partially offset by decreased rent expense resulting from the Company's purchase of the building that houses its headquarters in June 2001.

Analysis of Legacy Financial Services, Inc.

     Results of Operations - Legacy Financial Services, Inc. (“Legacy Financial”) experienced net losses of $105,000 during the third quarter of 2001 compared to net losses of $128,000 during the third quarter of 2000. These decreased losses are primarily due to decreased expenses, partially offset by decreased revenue. For the nine months ended September 30, 2001, Legacy Financial showed net losses of $221,000 compared to net income of $251,000 during the same period in 2000. This shift is primarily attributable to decreases in revenue and increases in expenses. These fluctuations are discussed below.

     Revenue - Legacy Financial’s major source of revenue is commission income, which is generated through sales of variable life and annuity products, mutual funds, and debt and equity securities. Levels of commission income are directly related to the volume of sales of such products. Total Legacy Financial revenue decreased $72,000, or 12.8%, during the three months ended September 30, 2001 compared to the same period in 2000. For the nine months ended September 30, 2001, total revenue decreased $513,000, or 26.4%, compared to the same period in 2000. Such decreases are primarily due to decreases in sales volume resulting from adverse market conditions during the first three quarters of 2001.

     Expenses - Total Legacy Financial expenses decreased $80,000, or 9.3%, during the third quarter of 2001 compared to the third quarter of 2000. This decrease is primarily due to decreased sales promotion and support expenses, partially offset by increased salaries and related employee benefits, professional fees, and other expenses. For the nine months ended September 30, 2001, total expenses increased $266,000, or 14.9%, compared to the nine months ended September 30, 2000. This increase is primarily due to increases in salaries and benefits, professional fees, and other expenses, partially offset by decreases in sales promotion and support. These fluctuations are discussed below.

     As a service organization, Legacy Financial’s operating expenses primarily consist of salaries and related employee benefits. These expenses increased $85,000, or 24.0%, during the three months ended September 30, 2001 compared to the same period in 2000, and increased $280,000, or 27.2%, during the first nine months in 2001 compared to the first nine months of 2000. Such increases are primarily due to increases in the number of employees, which were necessary to accommodate increases in sales volume during 2000, and to annual pay increases which became effective in December 2000. As a result of the Company’s ongoing cost control initiatives, the increases in salaries and employee related benefits experienced in 2001 are not expected to continue in 2002.

     Sales promotion and support expenses decreased $322,000, or 82.6%, during the three months ended September 30, 2001 compared to the same period in 2000, and decreased $366,000, or 77.7%, during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. These decreases are primarily due to costs incurred during 2000 to purchase sales leads. No such expenses were incurred during the first nine months of 2001 nor are such expenses anticipated during the remainder of 2001.

     Professional fees increased $43,000, or 215.0%, during the three months ended September 30, 2001 compared to the same period in 2000, and increased $36,000, or 56.3%, during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. These increases are primarily due to higher legal fees associated with litigation in the normal course of business and routine regulatory examinations.

     Other expenses is comprised primarily of occupancy expenses and stationery and postage. These expenses increased $114,000, or 123.9%, in the third quarter of 2001 compared to the same period in 2000, and increased $316,000, or 140.4%, during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. These increases are primarily due to increased rent expense, resulting from the Company’s sale in December 2000 of the building that houses Legacy Financial’s operations and the subsequent office lease payments made by Legacy Financial to the new building owner.

Analysis of Regan Holding Corp. (stand-alone)

     Results of Operations - Regan Holding Corp. recorded net losses of $852,000 during the third quarter of 2001 compared to net losses of $896,000 during the third quarter of 2000, primarily due to decreased expenses, partially offset by decreased operating revenue and other non-operating losses. For the nine months ended September 30, 2001, Regan Holding Corp. experienced net losses of $2.2 million, compared to net losses of $2.7 million during the same period in 2000, primarily attributable to decreased expenses and other income, partially offset by decreased operating revenue. These fluctuations are discussed below.

     Revenue - Prior to January 2001, Regan Holding Corp.’s revenue consisted solely of rental revenue from unaffiliated tenants in an office building purchased by the Company during 1999. The Company sold the building in December 2000 and, accordingly, no rental income was recognized during the first three quarters of 2001, nor is any rental income anticipated in future periods.

     Expenses - Regan Holding Corp.’s expenses decreased $125,000, or 12.9%, during the third quarter of 2001 compared to the same period in 2000, and decreased $661,000, or 20.2%, during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Such decreases are primarily due to discontinuance of a broad-based stock option sales incentive program in 2001, partially offset by increased professional fees related to accounting and auditing services rendered and legal fees associated with regulatory filings.

     Other Income/Losses - Regan Holding Corp. recorded $87,000 of other losses during the third quarter of 2001, compared to other income of $19,000 during the third quarter of 2000. This shift is primarily due to increased interest expense resulting from financing related to the

Company’s purchase of its headquarters building in June 2001. For the nine months ended September 30, 2001, Regan Holding Corp. recorded $37,000 of other income compared to other losses of $441,000 during the same period in 2000. This shift is primarily due to recognition of interest income earned during the nine months ended September 30, 2001 from a note receivable related to the Company’s sale of a building in December 2000, and to material losses related to the write off of fixed assets during the first three quarters of 2000 which did not occur during the same period in 2001.

Analysis of Imagent Online, LLC

     Results of Operations - Imagent Online, LLC (“Imagent”) recorded a net loss of $110,000 during the third quarter of 2001 compared to $112,000 during the same period in 2000. For the nine months ended September 30, 2001, Imagent recorded a net loss of $404,000 compared to $268,000 during the nine months ended September 30, 2000. The increased losses during the first three quarters of 2001 are primarily due to equity investment losses from Imagent’s investment in prospectdigital, LLC (“prospectdigital”). Losses from prospectdigital are expected to continue through the second quarter of 2002, though at decreasing levels during each quarter.

Analysis of Values Financial Network, Inc.

     Results of Operations - The Company purchased Values Financial Network, Inc. (“VFN”) in December 2000. During the three months and nine months ended September 30, 2001, VFN recorded losses of $207,000 and $1.0 million, respectively, primarily due to expenses incurred during the entity’s start-up phase. Losses have decreased each quarter during 2001, and this trend is expected to continue for the remainder of 2001 and into 2002.

Analysis of Other Segments

     Results of Operations — Other segments consists of LifeSurance Corporation, Legacy Advisory Services, Inc. and Legacy Reinsurance Company. Combined net losses from these entities totaled $153,000 for the third quarter of 2001, compared to net losses of $114,000 during the same period in 2000. The increase in net losses is primarily due to decreased revenue for LifeSurance Corporation resulting from a plan announced during the first quarter of 2001 to significantly reduce LifeSurance Corporation’s operations. Since the plan was announced, Legacy Marketing personnel have been and will continue conducting training seminars. For the nine months ended September 30, 2001, combined losses totaled $386,000 compared to losses of $740,000 during the nine months ended September 30, 2000, primarily due to reduced activity at LifeSurance Corporation, as discussed above. The Company anticipates completely dissolving LifeSurance Corporation during the fourth quarter of 2001. Decreased losses of other segments is expected to continue for the remainder of 2001.

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

     Cash and short-term investment grade securities represented 31.1% of the Company’s total consolidated assets at September 30, 2001, compared with 28.5% at December 31, 2000. This increase is primarily attributable to an increase in combined cash and short-term investment balances of $2.0 million at September 30, 2001 compared to December 31, 2000, which is primarily attributable to: $9.5 million in cash generated from operating activities, partially offset by $4.1 million for purchases of fixed assets, $2.3 million net repayment of a margin loan payable to the Company’s investment broker, $653,000 paid to redeem common stock, and $283,000 advanced to an equity investee.

     During December 2000, the Company sold land and a building in Petaluma, California, for $8.4 million and received net cash proceeds of $5.8 million from the sale. In order to comply with the provisions of Section 1031 of the Internal Revenue Code that allowed the Company to defer payment of tax on the gain, the proceeds from the property sale remained in the form a note receivable from a qualified intermediary. Proceeds from the note receivable were applied toward the purchase of the building which currently houses the Company’s headquarters in Petaluma. For the new building, the Company paid approximately $10.6 million, in accordance with a purchase option in the existing lease agreement. The Company obtained temporary financing (the “bridge loan”) for the $4.8 million difference between the purchase price and the note receivable proceeds. The bridge loan bears interest at a rate equal to LIBOR, as adjusted on a monthly basis, plus 3.5% per annum. Interest is due and payable monthly and unpaid principal is due and payable in December 2001, provided that the principal balance may be prepaid without penalty and the Company may extend the maturity date of the loan to June 2002. Management is in the process of obtaining long-term financing to replace the bridge loan.

     During 2000, Imagent committed to a $400,000 revolving line of credit to prospectdigital. During the nine months ended September 30, 2001, Imagent advanced $283,000 to prospectdigital.

     During the third quarter of 2001, the Company received a federal income tax refund of $3.6 million, resulting from applied overpayments and 2000 net operating loss carrybacks.

     The Company received $1.1 million from IL Annuity during the third quarter of 2001 related to a retroactive increase in marketing allowances earned for sales of the VisionMark® Advantage product sold on behalf of IL Annuity during the nine months ended September 30, 2001.

     Management intends to continue to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

     Generally, the Company’s cash needs are met through cash provided by operating activities, which increased significantly during the first nine months of 2001 compared to the same period in 2000 due primarily to increases in Legacy Marketing revenue. Management believes that existing cash and investment balances, together with cash flows from operations, will provide sufficient funding for the foreseeable future. However, in the event that a shortfall was to occur, management believes that adequate financing or equity investment could be obtained to meet the Company’s cash flow needs.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and amends Accounting Principles Board (“APB”) Opinion No. 30, Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 revises the accounting for the measurement of long-lived assets to be disposed of by sale and clarifies implementation issues for discontinued operations. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company’s management is currently assessing SFAS 144 and has not yet determined the impact that adoption will have on its consolidated results of operations or financial position.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations which supercedes APB Opinion No. 16, Business Combinations. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company’s management anticipates that the implementation of SFAS 141 will not have a material effect on its consolidated results of operations or financial position.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. The provisions of SFAS 142 will be applied starting January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to SFAS 142. The Company’s management is currently assessing SFAS 142 and has not yet determined the impact that adoption will have on its consolidated results of operations or financial position.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of shareholders of the Company at the Annual Meeting of Shareholders on August 31, 2001:

		For	Against	Abstain/Withheld

1.	Approval of an amendment of the Amended and Restated Regan Holding Corp. 1998 Stock Option Plan to increase the number of shares reserved to 8,500,000.	17,512,554	918,955	191,142
2.	Approval of an amendment of the Amended and Restated Regan Holding
	Corp. Producer Stock Award and Option Plan to increase the number of shares reserved to 12,500,000.	17,496,625	926,896	199,130
3.	Election of five (5) Directors to hold office until the Annual Meeting of Shareholders in 2002 and until their successors are duly elected. The nominees are listed as follows:
	a. Lynda L. Regan	18,608,268	—	14,383
	b. R. Preston Pitts	18,608,346	—	14,305
	c. Ute Scott-Smith	18,506,850	—	115,801
	d. J. Daniel Speight, Jr.	18,617,757	—	4,894
	e. Dr. Donald Ratajczak	18,617,757	—	4,894
4.	Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the year ended December 31, 2001.	17,646,660	969,631	6,360

Item 6. Exhibits and Reports On Form 8-K

(a)	Index to Exhibits

	Exhibit 10.1	Amendment Twenty-Two to the Marketing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated September 2001.
	Exhibit 10.2	Amendment Twenty-Three to the Marketing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated October 2001.
	Exhibit 10.3	Amendment Twenty-One to the Insurance Processing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated September 2001.
	Exhibit 10.4	Amendment Twenty-Two to the Insurance Processing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated October 2001.
	Exhibit 10.5	Amendment Three to the Marketing Agreement by and between Legacy Marketing Group and Transamerica Life Insurance and Annuity Company, dated November 2001.*
	Exhibit 10.6	Amendment Four to the Administrative Services Agreement by and between Legacy Marketing Group and Transamerica Life Insurance and Annuity Company, dated November 2001.*

*	Certain confidential commercial and financial information has been omitted from the indicated exhibits, but filed under separate cover with the Securities and Exchange Commission.

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the current quarter:

Current Report on Form 8-K dated June 21, 2001 and filed July 6, 2001 reporting the Company’s purchase of a building and parcel of land was filed pursuant to Item 2 (Acquisition or Disposition of Assets)

Current Report on Form 8-K dated June 21, 2001 and filed September 4, 2001 amending the Form 8-K filed on July 6, 2001 to include pro forma financial information regarding the Company’s purchase of a building and parcel of land was filed pursuant to Item 2 (Acquisition or Disposition of Assets)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAN HOLDING CORP

Date: November 9, 2001	Signature:	/s/ R. Preston Pitts

R. Preston Pitts
President and Chief Operating Officer

Date: November 9, 2001	Signature:	/s/ G. Steven Taylor

G. Steven Taylor
Chief Financial Officer