Form 10-K405
period 2001-12-31
REGAN HOLDING CORP
filed 2002-03-29
CIK 870069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a date specified within the 60 days prior to the date of filing.

                                   $22,325,000

     There is currently no trading market for the registrant's stock. Accordingly, the foregoing aggregate market value is as of March 18, 2002 and is based upon the price at which the registrant has repurchased its stock during the 60 days prior to the date of this filing.

     As of March 18, 2002, the number of shares outstanding of the registrant's Series A Common Stock was 24,747,000 and the number of shares outstanding of the registrant's Series B Common Stock was 569,000. The registrant has no other shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement for Regan Holding Corp.'s Annual Meeting of Stockholders to be held on May 24, 2002 are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

PART I

      Item 1.  Description of Business

      Item 2.  Properties

      Item 3.  Legal Proceedings

      Item 4.  Submission of Matters to a Vote of Security Holders

PART II

      Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

      Item 6.  Selected Consolidated Financial Data

      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item 7a. Quantitative and Qualitative Disclosure About Market Risk

      Item 8.  Financial Statements and Supplementary Data

      Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

      Item 10. Directors and Executive Officers of the Company

      Item 11. Executive Compensation

      Item 12. Security Ownership of Certain Beneficial Owners and Management

      Item 13. Certain Relationships and Related Transactions

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

General Development of Business

     Regan Holding Corp. is a holding company, incorporated in the State of California, whose primary operating subsidiaries are Legacy Marketing Group ("Legacy Marketing") and Legacy Financial Services, Inc. ("Legacy Financial").

     During 2001, Legacy Marketing generated 96% of our consolidated revenues. Legacy Marketing designs, markets and administers fixed annuity and life insurance products on behalf of four unaffiliated insurance carriers in each of the United States, except Alabama and New York, and in the District of Columbia. Legacy Marketing has entered into marketing agreements with American National Insurance Company, IL Annuity and Insurance Company, Transamerica Life Insurance and Annuity Company, and John Hancock Variable Life Insurance Company. The marketing agreements grant Legacy Marketing the exclusive right to market certain fixed annuity and life insurance products issued by these insurance carriers. Under the terms of these agreements, Legacy Marketing is responsible for appointing independent insurance producers (who we refer to as "producers") who contract with Legacy Marketing to sell fixed annuity and life insurance products. For these services, the insurance carriers pay Legacy Marketing commissions and marketing allowances based on the volume of premium payments applied to policyholders' insurance policies. Legacy Marketing is responsible for paying sales commissions to the producers.

     Legacy Marketing currently markets insurance policies through a network of approximately 23,000 producers, of whom approximately 6,000 generated business during 2001. Each producer has entered into a non-exclusive agreement with Legacy Marketing which defines the parties' business relationship. The agreement may be terminated immediately by either the producer or Legacy Marketing, with or without cause.

     Legacy Marketing's sales network is a multi-level structure in which producers may recruit other producers. Recruited producers are referred to as "downline" producers within the recruiting producer's network. Recruited producers may also recruit other producers, creating a hierarchy under the original recruiting producer. The producer contract contains a nine-level design in which a producer may advance from one level to the next based on commission level and the size of the producer's downline network. As a producer advances to higher levels within the system, he receives a higher commission on sales made through his downline network. This creates a financial incentive for producers to build a hierarchy of downline producers, which contributes to their financial growth and to the growth of Legacy Marketing. Advancements to higher levels can occur as often as every three months. We call producers at the highest levels "wholesalers."

     Legacy Marketing provides tools and services that assist wholesalers with recruiting, training and support responsibilities associated with the producers in their hierarchy. In addition, Legacy Marketing assists producers with programs designed to increase their sales and better serve their clients. Recruiting and training programs include visual presentations, product videos and seminars, advertising material guidelines and sales guides. Legacy Marketing also produces product information, sales brochures, pre-approved advertisements and recruiting material.

     Legacy Marketing assists the insurance carriers in policy design and development. Legacy Marketing's marketing and actuarial departments work with the insurance carriers to design proprietary fixed annuity and life insurance products to be marketed by Legacy Marketing. These products include guarantees for the benefit of policyholders that are designed to be unique in the insurance marketplace. Although the guarantees are known as Legacy's Cornerstone Guarantees, they are guaranteed by the issuing insurance carriers.

     In addition to the marketing agreements, Legacy Marketing has entered into administrative agreements with each of the four insurance carriers. Under the terms of the administrative agreements, Legacy Marketing provides clerical, administrative and accounting services with respect to the insurance policies. These services include billing, collecting and remitting premium for the policies. For providing these services, the insurance carriers pay Legacy Marketing per transaction, with the amount of the fee depending on the type of policy and type of service.

     Neither the marketing agreements nor the administrative agreements prevent Legacy Marketing from entering into similar arrangements with other insurance companies. However, the marketing agreements with Transamerica and John Hancock prevent Legacy Marketing from marketing products with other carriers which have unique characteristics similar to those being offered under the respective marketing agreements.

     The marketing and administrative agreements with American National expire May 31, 2002, but may be renewed by mutual agreement for successive one-year terms. The agreements may be terminated by either party upon 180 days notice without cause, and may be terminated by either party immediately for cause. Legacy Marketing is in the process of re-negotiating the marketing and administrative agreements with American National. The marketing and administrative agreements with Transamerica and John Hancock do not have fixed terms but may be terminated by either party upon twelve months notice without cause, and may be terminated by either party immediately for cause.

     The marketing and administrative agreements with John Hancock were entered into in January 2001, and Legacy Marketing began marketing and administering products during the fourth quarter of 2001.

     In December 2001, Legacy Marketing began phasing out marketing of IL Annuity products. The phaseout will be completed by March 31, 2002, depending on the product line. Legacy Marketing currently intends to administer IL Annuity products after the phaseout period.

     During 2000, Legacy Marketing entered into an agency agreement with Bankers United Life Assurance Company which authorizes Legacy Marketing to solicit, through Legacy Marketing's network of producers, sales of long-term care insurance products underwritten by Bankers United Life Assurance Company. For this solicitation, Legacy Marketing receives commissions based on the volume of premiums received on policies sold. The agency agreement may be terminated by either party upon fifteen days notice without cause, and may be terminated by either party immediately for cause. Legacy Marketing is licensed in each of the United States, except Alabama, New York and Hawaii, and in the District of Columbia, to sell long-term care insurance products and began actively marketing these products in September 2000.

     Through our wholly-owned broker-dealer subsidiary, Legacy Financial Services, Inc., we sell variable annuity and life insurance products, mutual funds, and debt and equity securities. Legacy Financial has entered into marketing agreements primarily with insurance companies and mutual funds that give it the non-exclusive right to sell investment products on behalf of those insurance companies and mutual funds. Sales of investment products are conducted through Legacy Financial's network of independent registered representatives (who we refer to as "representatives"). Under the marketing agreements, Legacy Financial is compensated based upon predetermined percentages of broker sales. The agreements may be terminated by either party upon thirty days written notice. During 2001, Legacy Financial accounted for 4% of our consolidated revenues.

     During 2000, we invested in prospectdigital, LLC, which is developing an Internet-based customer relationship management product. In January 2002, we purchased all the remaining outstanding stock of prospectdigital.

     In December 2000, we acquired the assets and name of Values Financial Network, Inc. Values Financial Network is engaged in the business of values-based investment screening, and has accounted for a nominal amount of consolidated revenue.

Competitive Business Conditions

     The annuity and life insurance business is highly competitive. We face competition from various companies and organizations, including banks, securities brokerage firms, investment advisors, and other financial intermediaries marketing insurance products, annuities, mutual funds, and other retirement-oriented investments. Some of these competitors have substantially greater assets, financial resources and market recognition than Legacy Marketing. Our distribution system relies on independent insurance producers to effectively market our products. Maintaining relationships with our producers requires introducing new products to the market in an efficient and timely manner, offering competitive commission schedules, and providing superior marketing training and support.

Regulatory Environment

     Legacy Marketing, or a licensed individual acting on behalf of Legacy Marketing (in the states that do not permit the licensing of corporations), is licensed as an insurance agent and/or non-resident third party administrator in all states that require such licensing. As a result of being licensed as an insurance agency, Legacy Marketing's business practices are subject to regulation, including its sales and marketing practices, fiduciary responsibilities, and compliance with pertinent statutes and regulations. As a result of being licensed as a third-party administrator, Legacy Marketing is subject to regulation regarding maintenance of records, settlement and payment of claims, underwriting services or standards, disclosure of the administrator's capacity, payment of fees or charges, and other fiduciary duties.

     Legacy Financial is registered as a broker-dealer with, and is subject to regulation by, the SEC and the NASD. As a result of federal and state broker-dealer registration and self-regulatory organization memberships, Legacy Financial is subject to regulation that covers many aspects of its securities business. This regulation covers matters such as capital requirements, record keeping and reporting requirements, and employee-related matters, including qualification and licensing of supervisory and sales personnel. Also, these regulations include supervisory and organizational procedures intended to ensure compliance with securities laws and prevent improper trading on material nonpublic information. Rules of the self-regulatory organizations are designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation, including "suitability" determinations as to customer transactions, limitations in the amounts that may be charged to customers, and correspondence with customers. Legacy Financial audits their brokers on an annual basis to ensure compliance with applicable regulations.

Employees

     As of February 28, 2002, we employed 522 employees. None of our employees is represented by a collective bargaining agreement. We consider our relations with our employees to be good, and we will continue to strive to provide a positive work environment for our employees.

Financial Information about Segments

     The financial information about segments required by Item 101(b) of Regulation S-K is contained in our financial statements and supplementary data,
Part II, Item 8 of this Form 10-K.

Financial Information about Geographic Areas

     During the last three fiscal years, we have not depended on revenue from sources outside the United States. Also during that time, all long-lived assets have been located in the United States.

Item 2. Properties

     In June 2001, we purchased the building that houses our headquarters and most of Legacy Marketing's operations in Petaluma, California.

Item 3. Legal Proceedings

     We are involved in various claims and legal proceedings arising in the ordinary course of business. Although it is difficult to predict the ultimate outcome of these cases, we believe that the ultimate disposition of these claims will not have a material adverse effect on our financial condition, cash flows or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No items were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

     As of March 18, 2002, Regan Holding Corp.'s Series A Common Stock was held by approximately 1,400 shareholders of record and our Series B Common Stock was held by approximately 9,700 shareholders of record. There is no established public trading market for our stock.

     Our Board of Directors may, at its sole discretion, declare and pay dividends on common stock, subject to capital and solvency restrictions under California law. To date, Regan Holding Corp. has not paid any dividends on our common stock. The ability of Regan Holding Corp. to pay dividends is dependent on the ability of our wholly-owned subsidiaries to pay dividends or make other distributions to us. As of December 31, 2001, Regan Holding Corp. does not anticipate paying dividends on any of our outstanding common stock in the foreseeable future.

Item 6. Selected Consolidated Financial Data

                                                                 Year Ended December 31,
                                                 2001                  2000              1999               1998                1997
Selected Income Statement Data:
Total revenue                               $ 54,194,000       $41,713,000       $ 50,031,000       $ 45,935,000      $   21,883,000
Net income (loss)                           $  (348,000)       $(3,564,000)      $ 3,635,0000       $  9,770,000      $    3,150,000
Earnings (loss) per share - basic:
Before cumulative effect of accounting
change                                      $     (0.03)       $     (0.15)      $       0.11       $       0.37      $         0.12
Cumulative effect of accounting change                --             (0.01)                --                 --                  --
                                            ------------       ------------      ------------       ------------      --------------
                                            $     (0.03)       $     (0.16)      $       0.11       $       0.37      $         0.12
Earnings (loss) per share - diluted:
Before cumulative effect of accounting
change                                      $     (0.03)       $     (0.15)      $       0.10       $       0.36      $         0.12
Cumulative effect of accounting change                --             (0.01)                --                 --                  --
                                            ------------       ------------      ------------       ------------      --------------
                                            $     (0.03)       $     (0.16)      $       0.10       $       0.36      $         0.12
Selected Balance Sheet Data:
Total assets                                $ 46,027,000       $ 42,960,000      $ 47,143,000       $ 31,286,000      $   19,281,000
Total non current liabilities               $  4,578,000       $  3,578,000      $  4,258,000       $    663,000      $      282,000
Redeemable common stock                     $ 11,124,000       $ 11,237,000      $ 11,563,000       $ 11,225,000      $   11,843,000
Cash dividends declared                               --                 --                --                 --                  --
Selected Operating Data:
Total fixed premium placed inforce(1)       $1.6 billion       $1.1 billion      $1.6 billion       $1.7 billion      $777.3 million
Total fixed policies placed inforce(1)            31,000             20,000            28,000             32,000              15,000

(1) When policy premium is applied to a policyholder's insurance certificate, the insurance policy is considered inforce. Inforce premium and policies are statistics of our carriers but are factors that directly affect our revenue.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Certain statements contained in this document, including Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of Regan Holding Corp. and its businesses to be materially different from that expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, among other things, the following: general economic and business conditions; political and social conditions; government regulations, especially regulations affecting the insurance industry; demographic changes; the ability to adapt to changes resulting from acquisitions or new ventures; and various other factors referred to in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Regan Holding Corp. assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

General Overview of Our Business

     Regan  Holding  Corp.  is  a  holding  company,   whose  primary  operating
subsidiaries  are  Legacy  Marketing  Group  ("Legacy   Marketing")  and  Legacy
Financial Services, Inc. ("Legacy Financial").

     Legacy Marketing designs, markets and administers fixed annuity and life insurance products on behalf of four unaffiliated insurance carriers in each of the United States, except Alabama and New York, and in the District of Columbia. Legacy Marketing has entered into marketing agreements with American National Insurance Company, IL Annuity and Insurance Company, Transamerica Life Insurance and Annuity Company, and John Hancock Variable Life Insurance Company. The marketing agreements grant Legacy Marketing the exclusive right to market certain fixed annuity and life insurance products issued by these insurance carriers. Legacy Marketing is responsible for appointing independent insurance producers who have contracted with Legacy Marketing to sell these products. For these services, the insurance carriers pay Legacy Marketing commissions and marketing allowances.

     Legacy Marketing has also entered into administrative agreements with each of the four insurance carriers. Under the terms of the administrative agreements, Legacy Marketing provides clerical, administrative and accounting services with respect to the insurance policies. For providing these services, the insurance carriers pay Legacy Marketing administrative fees.

     Through our wholly-owned broker-dealer subsidiary, Legacy Financial, we sell variable annuity and life insurance products, mutual funds, and debt and equity securities. Sales of investment products are conducted through Legacy Financial's network of independent registered representatives.

     The results of our operations are generally affected by the conditions that affect other companies that market annuity and life insurance products, and third-party administrators of those products. These conditions are increased competition, changes in the regulatory and legislative environments, and changes in general economic and investment conditions.

Critical Accounting Policies

     Management's Discussion and Analysis of Financial Condition and Results of Operations is based in large part on the consolidated financial statements of Regan Holding Corp., which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

     Legacy Marketing has entered into marketing and administrative agreements with four insurance carriers, discussed above. Under the terms of the marketing agreements, Legacy Marketing is responsible for appointing producers who have contracted with Legacy Marketing to sell fixed annuity and life insurance products to the general public. In exchange for these services, the insurance carriers pay Legacy Marketing commissions and marketing allowances when policy premium is applied to policyholders' insurance policies. Legacy Marketing's application of premium payments to policyholders' insurance policies allows us to recognize revenue.

     Under the terms of the administrative agreements, Legacy Marketing provides clerical, administrative and accounting services with respect to the insurance policies. For providing these services, the insurance carriers pay Legacy Marketing issuing, maintenance, and termination fees on a per transaction basis, with the amount of the fee depending on the type of policy and type of service. These fees are generally paid by carriers monthly in arrears and are booked as revenue during the month in which the services are performed.

     There are no significant management judgements associated with reporting these revenues. We have recorded adjustments for returns based on actual experience known before the issuance of the financial statements. Historically, there have been no material adjustments for bad debts related to these revenue streams.

     We capitalize external consulting fees, and salaries and benefits for employees who are directly associated with the development of software for internal use. When the new software is placed in production, we begin amortizing the asset over its estimated useful life. Training and maintenance costs are accounted for as expenses as they occur. Modifications or enhancements made to an existing software product that result in additional functionality are capitalized and amortized over the modified product's estimated useful life.

     We have issued Series A and Series B redeemable common stock to certain shareholders. We are obligated to repurchase the redeemable common stock at the current fair market value. Because there is no active trading market for our stock that would establish market value, our Board of Directors approved a redemption value of $2.19 per share as of December 31, 2001, based on an independent appraisal of the stock value obtained by our management.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will, or will not, be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management believes it is more likely than not that the deferred tax assets will be realized.

     All investments are periodically reviewed to determine if declines in fair value below cost are other-than-temporary. Significant and sustained decreases in quoted market prices, a series of historical and projected operating losses by the investee or other factors are considered as part of the review. If the decline in fair value has been determined to be other-than-temporary, an impairment loss is recorded in investment income and the individual security is written down to a new cost basis. During 2001, we determined that certain investment securities had other-than-temporary declines in fair value below cost. As a result, we recorded impairment losses of $642,000, and the individual securities were written down to a new cost basis.

Regan Holding Corp. Consolidated

Year ended December 31, 2001 compared with year ended December 31, 2000

     We experienced consolidated net losses of $348,000 in 2001, compared to consolidated net losses of $3.6 million in 2000. The reduced losses are primarily due to net income at Legacy Marketing during 2001 compared to net losses during 2000, partially offset by recognition of losses at Regan Holding Corp. (stand-alone) in 2001 compared to income in 2000, and losses by Values Financial Network, Inc., Legacy Financial, and Imagent Online, LLC.

Year ended December 31, 2000 compared with year ended December 31, 1999

     In 2000, we experienced consolidated net losses of $3.6 million, compared to consolidated net income of $3.6 million in 1999. The decrease of $7.2 million (percentage not meaningful) is primarily due to losses incurred by Legacy Marketing and recognition of $721,000 of losses related to our investment in prospectdigital, partially offset by income by Regan Holding Corp. (stand-alone) during 2000 compared to losses during 1999, and consolidated income tax benefits.

Legacy Marketing Group

Year ended December 31, 2001 compared with year ended December 31, 2000

     During 2001, Legacy Marketing's net income totaled $3.6 million, compared to losses of $2.2 million during 2000, an increase of $5.8 million (percentage not meaningful), primarily due to increased revenues partially offset by increased expenses.

     Legacy Marketing's revenue increased $14.4 million (38%) primarily due to increased marketing allowances, commission income, and administrative fees. Marketing allowances and commission revenue, combined, increased $12.3 million (43%) due to a 49% increase in sales of fixed annuity and life policies. Commission revenue and marketing allowances did not increase at rates comparable to the increase in premium placed inforce primarily due to shifts between products that yield differing commissions. Administrative fees increased $1.9 million (21%) primarily due to increases in the number of policies administered.

     Legacy Marketing markets and administers fixed annuity and life insurance products on behalf of four insurance carriers. The agreements with two of these carriers generated a significant portion of our total consolidated revenue:

Year ended December 31,                        2001           2000
-----------------------                        ----           ----
Transamerica                                   69%            51%
IL Annuity                                     21%            29%

     Although Legacy Marketing markets and administers several products on behalf of the insurance carriers, our consolidated revenues are derived primarily from sales and administration of two particular annuity product series:

Year ended December 31,                                         2001        2000
-----------------------                                         ----        ----
SelectMark(SM) series (sold on behalf of Transamerica)           69%         50%
VisionMark(SM) series (sold on behalf of IL Annuity)             20%         28%

In December 2001, Legacy Marketing began phasing out marketing of IL Annuity products. The phaseout will be completed by March 31, 2002, depending on the product line. Legacy Marketing currently intends to continue to administer IL Annuity products after the phaseout period.

     Legacy   Marketing   expenses   increased   $3.8  million  (9%)   primarily
attributable to increases in selling, general and administrative expenses, depreciation and amortization. The increase in selling, general and administrative expenses of $2.2 million (6%) is primarily due to increases in compensation, partially offset by decreases in professional fees. Depreciation and amortization expense increased $1.2 million primarily related to a higher internal use software balance. During 2001, Legacy Marketing determined that certain investment securities had other-than-temporary declines in fair value below cost. As a result, Legacy Marketing recorded impairment losses of $642,000, and the individual securities were written down to a new cost basis.

Year ended December 31, 2000 compared with year ended December 31, 1999

     In 2000, Legacy Marketing incurred a net loss of $2.2 million, compared to net income of $8.3 million in 1999, a decrease of $10.5 million (percentage not meaningful). The decrease was primarily due to lower marketing allowances and commission income, and increased operating expenses.

     Legacy Marketing's revenue decreased $10.2 million (21%) primarily attributable to decreases in sales of annuities and life insurance policies and changes in product mix. Legacy Marketing's marketing allowances and commission revenue, combined, decreased $10.5 million (27%) due to a 36% decrease in fixed annuity and life sales, partially offset by a shift to fixed annuity and life insurance products that yield higher commissions. Administrative fees increased $402,000 (5%) primarily due to increases in the number of policies administered and to a shift in policies administered to those which generated higher administrative fees.

     Effective January 1, 2000, we changed our revenue recognition policy in order to comply with SEC Staff Accounting Bulletin No. 101 with respect to a production premium deficiency requirement under one of Legacy Marketing's marketing agreements. This change is reflected in the statement of operations as a cumulative effect of accounting change of $226,000, net of taxes of $149,000, during the year ended December 31, 2000.

The change in accounting principle would not have a material effect on the statement of operations if adopted in 1999.

     Legacy Marketing expenses increased $6.5 million (18%) primarily due to increases in selling, general and administrative expenses, and depreciation and amortization. Selling, general and administrative expenses increased $5.2 million (15%) primarily due to increases in professional fees, compensation, and occupancy, partially offset by decreases in certain promotion programs tied to premium levels. Depreciation and amortization expense increased $1 million (297%) primarily related to the amortization of internal use software and to acquisitions of fixed assets, which were necessary to improve newly leased office space.

Legacy Financial Services, Inc.

Year ended December 31, 2001 compared with year ended December 31, 2000

     Legacy Financial incurred net losses of $837,000 during 2001, compared to net losses of $143,000 during 2000, primarily due to decreased revenues and increased expenses.

     Legacy Financial's major source of revenue is commission income, which is generated through sales of variable life and annuity products, mutual funds, and debt and equity securities. Levels of commission income are directly related to the volume of sales of such products. Legacy Financial revenue decreased $854,000 (31%) primarily attributable to decreases in the volume of sales by Legacy Financial's distribution network of registered representatives.

     Legacy Financial's expenses increased $241,000 (8%) primarily due to increases in selling, general and administrative expenses. Selling, general and administrative expenses increased $202,000 (7%) primarily attributable to increases in rent, compensation due to a higher number of employees, and professional fees, partially offset by decreases in sales promotion and support.

Year ended December 31, 2000 compared with year ended December 31, 1999

     During 2000, Legacy Financial incurred net losses of $143,000, compared to net losses of $131,000 during 1999. The increased losses are primarily due to increases in expenses, partially offset by increases in revenues.

     Legacy Financial revenue increased $1.1 million (62%) primarily due to increases in sales.

     Legacy Financial expenses increased $1.1 million (57%) primarily due to increases in selling, general and administrative expenses. The increase in selling, general and administrative expenses is primarily attributable to increases in compensation, sales promotion and support, and occupancy expenses.

Regan Holding Corp. (stand-alone)

Year ended December 31, 2001 compared with year ended December 31, 2000

     Regan Holding Corp. recorded net losses of $825,000 in 2001, compared to net income of $613,000 during 2000, primarily due to recognition of non-operating losses and decreased operating revenue, partially offset by decreased expenses.

     During 2000, we sold an office building and two parcels of land, and recognized a non-operating gain of $3.6 million. There were no asset sales in 2001, and Regan Holding Corp. recorded non-operating losses of $42,000.

     Revenue decreased $105,000 (5%) primarily due to $551,000 of rental revenue received for 2000 from unaffiliated tenants of an office building. We sold the building in 2000. As a result, no rental income was recorded in 2001. Partially offsetting the absence of third-party rental income in 2001 was an increase in intercompany rental income of $446,000 (26%).

     Expenses decreased $879,000 (19%) primarily due to decreased selling, general and administrative expenses. The decreases in selling, general and administrative expenses are primarily attributable to lower costs associated with a broad-based stock option sales incentive program for producers and representatives which was discontinued in 2001.

Year ended December 31, 2000 compared with year ended December 31, 1999

     Regan Holding Corp. recorded net income of $613,000 in 2000, compared to net losses of $3.7 million during 1999, due to increases in non-operating income and decreased expenses, and increased revenues.

     During 2000, Regan Holding Corp. recorded non-operating income of $3.4 million primarily due to a gain of $3.6 million recognized upon the sale of an office building and two parcels of land, as discussed above. During 1999, Regan Holding Corp. incurred non-operating losses of $95,000.

     Expenses decreased $2.9 million (39%) primarily due to a decrease in non-employee stock option expenses.

     Revenue increased $629,000 (38%) primarily due to rental revenue from an office building that we purchased in mid-1999. We sold the building in 2000.

Values Financial Network, Inc.

Year ended December 31, 2001 compared with year ended December 31, 2000

     We purchased Values Financial Network, Inc. in December 2000. During 2001, Values Financial Network incurred net losses of $1.2 million, compared to net losses of $86,000 during 2000, primarily due to expenses incurred during the entity's start-up phase. Minimal losses are expected in 2002 and we expect Values Financial Network to be profitable thereafter.

Imagent Online, LLC

Year ended December 31, 2001 compared with year ended December 31, 2000

     Imagent recorded net losses of $660,000 during 2001, compared to net losses of $581,000 during 2000, primarily due to increased equity investment losses from Imagent's investment in prospectdigital, LLC. In January 2002, we purchased all the remaining outstanding stock of prospectdigital. Minimal losses are expected in 2002 and we expect Imagent to be profitable thereafter.

Year ended December 31, 2000 compared with year ended December 31, 1999

     Imagent was formed in 2000 and recorded net losses of $581,000, primarily due to equity investment losses related to its investment in prospectdigital.

Other Segments

Year ended December 31, 2001 compared with year ended December 31, 2000

     During 2001, combined net losses from other entities were $371,000, compared to combined net losses of $1.1 million in 2000. The reduced net losses are primarily due to the dissolution of our subsidiary LifeSurance Corporation, resulting from a plan announced during the first quarter of 2001. All employees were either terminated or transferred to Legacy Marketing. LifeSurance Corporation was dissolved in December 2001.

Year ended December 31, 2000 compared with year ended December 31, 1999

     Combined net losses from other entities increased to $1.1 million in 2000, compared to $880,000 in 1999, primarily due to increased expenses, partially offset by increased revenues. Expenses increased $553,000 (34%) primarily due to increased selling, general and administrative expenses. Revenues increased $329,000 (160%) primarily due to increased seminar attendance at LifeSurance Corporation.

Liquidity and Capital Resources

     We require cash for the following purposes: (i) to fund operating expenses, which consist primarily of selling, general and administrative expenses; (ii) to purchase fixed assets, primarily internal use software and computer hardware, in order to increase operational efficiency; (iii) to fund continued product development and strategic acquisitions; and (iv) as a reserve to cover possible redemptions of certain shares of our common stock, which are redeemable at the option of the shareholders. Our primary source of cash is cash flows from operating activities.

     Net cash provided from operating activities was $10.9 million for the year ended December 31, 2001, primarily due to improved operating results, and a federal income tax refund of $3.6 million resulting from applied overpayments and net operating loss carrybacks from 2000.

     Net cash used in investing activities was $13.2 million, primarily related to acquisitions of fixed assets, as discussed above, and net purchases of short-term investment-grade securities. In connection with a real estate sale during 2000, in order to defer the taxes for the gain on sale we assigned the rights to cash consideration of $5.8 million to a qualified exchange intermediary in exchange for a note. During 2001, we purchased the office building which houses our headquarters for $10.6 million. In conjunction with the acquisition, we paid a portion of the purchase price by applying the proceeds from the note receivable from the qualified exchange intermediary and entered into a loan agreement for $4.8 million. The loan bears interest at a rate equal to LIBOR plus 3.50%, adjusted monthly. During 2001, the weighted average interest rate on the loan was 7.35%. Interest is due and payable monthly. The unpaid principal balance was due and payable in December 2001, however we extended the maturity date of the loan to June 19, 2002. As of December 31, 2001, no payments have been made toward the principal balance of the loan. Management is in the process of obtaining long-term financing to replace the current loan. However, there can be no assurances that the refinancing will occur, or that the terms will be more favorable than those currently existing.

     Net cash provided by financing activities was $1.7 million. This was primarily due to proceeds from a loan obtained to finance the purchase of the office building discussed above, partially offset by payments towards a loan outstanding at the end of 2000, and repurchases of our common stock. Regan Holding Corp. is obligated to repurchase certain shares of its common stock. At December 31, 2001 and December 31, 2000, the total redemption value of all redeemable common stock outstanding was $11.1 million and $11.2 million. Cash paid to repurchase some of these shares totaled $500,000 during 2001, and $821,000 during 2000. As the value of our common stock rises, our monetary obligation with respect to the redeemable common stock also increases.

     We lease office and warehouse premises and certain office equipment under non-cancelable operating leases. Our future minimum annual lease commitments under all operating leases are $2.2 million, with $1.1 million due during 2002 and the remaining $1.1 million due ratably between 2003 and 2006.

     In 1998, Regan Holding Corp. entered into an agreement with Lynda L. Regan, Chief Executive Officer and Chairman of the Board of Directors. Under the terms of this agreement, in the event of the death of Ms. Regan, we are obligated to repurchase from Ms. Regan's estate all of the shares of our common stock that were owned by Ms. Regan at the time of her death or that were transferred by her to one or more trusts prior to her death. The purchase price to be paid by us shall be equal to 125% of the fair market value of the shares. The purchase price was equal to $27.9 million at December 31, 2001. We have purchased two life insurance policies with a combined face amount of $29 million for the purpose of funding this obligation in the event of Ms. Regan's death.

     Management intends to continue to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

     Regan Holding Corp. generated $10.9 million and $248,000 of cash flow from operations in 2001 and 2000. However, we incurred consolidated net losses of $348,000 and $3.6 million during 2001 and 2000. If our consolidated net losses continue, or if requests to repurchase redeemable common stock increase significantly, a cash shortfall could ultimately occur. Management believes that existing cash and investment balances, together with anticipated cash flow from operations, will provide sufficient funding for the foreseeable future. However, in the event that a cash shortfall were to occur, management believes that adequate financing could be obtained to meet our cash flow needs. There can be no assurances that such financing would be available on favorable terms.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which supercedes Accounting Principles Board ("APB") Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. The provisions of SFAS 142 are applicable on January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to SFAS 142. Management anticipates that the implementation of SFAS 142 will not have a material effect on our consolidated results of operations or financial position.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and amends APB Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 revises the accounting for the measurement of long-lived assets to be disposed of by sale and clarifies implementation issues for discontinued operations. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. Management anticipates that the implementation of SFAS 144 will not have a material effect on our consolidated results of operations or financial position.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), all of our investments are categorized as available-for-sale.

     Investments in fixed income instruments carry a degree of market risk. Market risk represents the potential for losses due to adverse changes in the fair market value of financial investments. The market risks faced by us relate primarily to our investment portfolio, which exposes us to risks related to interest rates and, to a lesser extent, credit quality and equity prices.

     Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The following table provides information about our fixed income investments, which are sensitive to changes in interest rates. Listed below are cash flows from principal amounts and related weighted average interest rates by expected maturity dates for fixed income investments held at December 31, 2001 and 2000. Actual cash flows could differ from expected amounts.

                                                                                                        Amortized         Estimated
December 31, 2001       2002           2003          2004        2005       2006      Thereafter           Cost          Fair Value
-----------------       ----           ----          ----        ----       ----      ----------           ----          ----------
Fixed maturities     $515,000      $6,407,000     $ 417,000      $ --       $ --       $1,025,000        $8,364,000      $8,243,000
Average interest
rate                     4.00%           4.53%         5.10%       --         --             7.03%

                                                                                                          Amortized       Estimated
December 31, 2000      2001           2002       2003        2004          2005        Thereafter            Cost        Fair Value
-----------------      ----           ----       ----        ----          ----        ----------            ----        ----------
Fixed maturities     $500,000         $--        $--       $250,000     $305,000       $3,932,000        $4,987,000      $4,881,000
Average interest
rate                     5.38%         --         --           5.25%        6.01%            7.34%

     We invest in marketable securities which are predominately investment grade. As a result, we believe we have minimal exposure to credit risk.

     Equity price risk is the potential loss arising from changes in the value of equity securities. In general, equity securities have more year-to-year price variability than intermediate term high-grade bonds. However, returns over longer time frames have been consistently higher. Our equity securities consist primarily of investments in mutual funds. As a result of unfavorable market conditions related to our mutual fund investments, the fair value of our equity securities is below original cost at December 31, 2001 and 2000. The original cost and fair values of our marketable equity securities are shown below:

                                 Book Cost                 Fair Value
                                 ---------                 ----------
December 31, 2001                $4,376,000                $4,328,000
December 31, 2000                $6,199,000                $5,474,000

     All of the above risks are monitored on an ongoing basis. A combination of in-house review and consultation with our investment broker is used to analyze individual securities, as well as the entire portfolio.

Item 8. Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Regan Holding Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Regan Holding Corp. and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, during the year ended December 31, 2000, the Company changed its method of recognizing revenue for contracts with sales obligation provisions.

PricewaterhouseCoopers LLP
San Francisco, California
March 15, 2002

                     REGAN HOLDING CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                                                                                            December 31,
                                                                                                ------------------------------------
                                                                                                     2001                 2000
                                                                                                     ----                 ----

Assets
Cash and cash equivalents                                                                           $  1,376,000       $  1,882,000
Investments                                                                                           12,571,000         10,355,000
Accounts receivable                                                                                    1,948,000          1,918,000
Note receivable                                                                                               --          5,750,000
Prepaid expenses                                                                                       1,057,000          1,293,000
Income taxes receivable                                                                                   76,000          3,661,000
                                                                                                    ------------       ------------
   Total current assets                                                                               17,028,000         24,859,000
                                                                                                    ------------       ------------
Net fixed assets                                                                                      24,047,000         12,368,000
Deferred tax assets                                                                                    1,529,000          1,771,000
Intangible assets                                                                                      1,370,000          1,604,000
Other assets                                                                                           2,053,000          2,358,000
                                                                                                    ------------       ------------
   Total non current assets                                                                           28,999,000         18,101,000
                                                                                                    ------------       ------------
   Total assets                                                                                     $ 46,027,000       $ 42,960,000
                                                                                                    ============       ============
Liabilities, redeemable common stock, and shareholders' equity
Liabilities
Accounts payable and accrued liabilities                                                            $  8,069,000       $  8,133,000
Loans payable                                                                                          4,750,000          2,265,000
                                                                                                    ------------       ------------
   Total current liabilities                                                                          12,819,000         10,398,000
                                                                                                    ------------       ------------
Deferred compensation payable                                                                          4,356,000          2,997,000
Other liabilities                                                                                        222,000            581,000
                                                                                                    ------------       ------------
   Total non current liabilities                                                                       4,578,000          3,578,000
                                                                                                    ------------       ------------
   Total liabilities                                                                                  17,397,000         13,976,000
                                                                                                    ------------       ------------
Redeemable common stock, Series A and B                                                               11,124,000         11,237,000
                                                                                                    ------------       ------------
Shareholders' equity
Preferred stock, no par value:
Authorized: 100,000,000 shares; no shares issued or outstanding                                               --                 --
Series A common stock, no par value:
Authorized: 45,000,000 shares; issued and outstanding: 20,769,000 and 20,870,000 at
December 31, 2001 and 2000                                                                             3,596,000          3,596,000
Common stock committed                                                                                    25,000            100,000
Paid-in capital                                                                                        6,424,000          6,318,000
Retained earnings                                                                                      7,405,000          8,244,000
Accumulated other comprehensive income (loss)                                                             56,000           (511,000)
                                                                                                    ------------       ------------
   Total shareholders' equity                                                                         17,506,000         17,747,000
                                                                                                    ------------       ------------
   Total liabilities, redeemable common stock and shareholders' equity                              $ 46,027,000       $ 42,960,000
                                                                                                    ============       ============

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Operations

                                                                                          For the Year Ended December 31,
                                                                             -------------------------------------------------------
                                                                                 2001                 2000                 1999
                                                                                 ----                 ----                 ----
Revenue
Marketing allowances                                                         $ 25,527,000         $ 17,525,000         $ 25,477,000
Commissions                                                                    17,365,000           13,845,000           15,395,000
Administrative fees                                                            10,918,000            9,039,000            8,637,000
Other income                                                                      384,000            1,304,000              522,000
                                                                             ------------         ------------         ------------
   Total revenue                                                               54,194,000           41,713,000           50,031,000
                                                                             ------------         ------------         ------------
Expenses
Selling, general and administrative                                            46,380,000           44,871,000           41,841,000
Depreciation and amortization                                                   4,578,000            3,518,000            1,755,000
Other                                                                           3,459,000            2,730,000            1,319,000
                                                                             ------------         ------------         ------------
   Total expenses                                                              54,417,000           51,119,000           44,915,000
                                                                             ------------         ------------         ------------
Operating income (loss)                                                          (223,000)          (9,406,000)           5,116,000
Other income (loss)
Investment income (loss), net                                                    (125,000)             999,000            1,229,000
Interest expense                                                                 (220,000)            (260,000)            (173,000)
Gain on sale of building                                                               --            3,574,000                   --
                                                                             ------------         ------------         ------------
   Total other income (loss)                                                     (345,000)           4,313,000            1,056,000
Income (loss) before income taxes and cumulative
effect of accounting change                                                      (568,000)          (5,093,000)           6,172,000
Income tax provision (benefit)                                                   (220,000)          (1,755,000)           2,537,000
                                                                             ------------         ------------         ------------
Net income (loss) before cumulative effect of accounting
change                                                                           (348,000)          (3,338,000)           3,635,000
Cumulative effect of accounting change, net of tax                                     --             (226,000)                  --
                                                                             ------------          -----------         ------------

Net income (loss)                                                            $   (348,000)        $ (3,564,000)        $  3,635,000
                                                                             ============         ============         ============
Basic earnings (loss) per share:
Earnings (loss) available for common shareholders before
cumulative effect of accounting change                                       $      (0.03)        $      (0.15)        $       0.11
Cumulative effect of accounting change                                                 --                (0.01)                  --
                                                                             ------------         ------------         ------------

Net earnings (loss) available for common shareholders                        $      (0.03)        $      (0.16)        $       0.11
                                                                             ============         ============         ============
Weighted average shares outstanding                                            25,861,000           26,238,000           26,394,000
Diluted earnings (loss) per share:
Earnings (loss) available for common shareholders before
cumulative effect of accounting change                                       $      (0.03)        $      (0.15)        $       0.10
Cumulative effect of accounting change                                                 --                (0.01)                  --
                                                                             ------------         ------------         ------------

Net earnings (loss) available for common shareholders                        $      (0.03)        $      (0.16)        $       0.10
                                                                             ============         ============         ============
Weighted average shares outstanding                                            25,861,000           26,238,000           27,760,000

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                 Consolidated Statement of Shareholders' Equity


                             Series A Common Stock                                                        Accumulated
                        ---------------------------------------                                             Other
                                                   Common Stock       Paid-in          Retained          Comprehensive
                        Shares        Amount        Committed         Capital          Earnings          Income (Loss)      Total
                        ------        ------        ---------         -------          --------          -------------      -----
Balance January 1,
1999                  20,530,000    $3,249,000      $       --      $    913,000      $ 9,588,000      $   (54,000)   $  13,696,000
Comprehensive
income, net of tax:
Net income                                                                              3,635,000                         3,635,000
Net unrealized losses
on investments                                                                                            (482,000)        (482,000)
Less:
Reclassification
adjustment for gains
included in net
income                                                                                                     (36,000)         (36,000)
                                                                                                                       ------------
Total comprehensive
income                                                                                                                    3,117,000
Retirement upon
voluntary
repurchases of
common stock                                                               2,000          (26,000)                          (24,000)
Retirement upon
mandatory redemption     (70,000)      (81,000)                           38,000          (25,000)                          (68,000)
Accretion to
redemption value                                                                         (787,000)                         (787,000)
Issuance of common
stock                    403,000       491,000                                                                              491,000
Producer stock option
expense                                                                4,251,000                                          4,251,000
                      ----------    ----------      ----------       -----------      -----------       ----------     ------------
Balance December 31,
1999                  20,863,000     3,659,000              --         5,204,000       12,385,000         (572,000)      20,676,000

Comprehensive loss,
net of tax:
Net loss                                                                               (3,564,000)                       (3,564,000)
Net unrealized gains
on investments                                                                                              72,000           72,000
Less:
Reclassification
adjustment for
losses included in
net loss                                                                                                   (11,000)         (11,000)
                                                                                                                        ------------
Total comprehensive
loss                                                                                                                     (3,503,000)
Accretion to
redemption value                                                                         (495,000)                         (495,000)
Retirement upon
voluntary
repurchases of
common stock             (86,000)      (89,000)                                           (82,000)                         (171,000)
Issuance of common
stock                     27,000        26,000                                                                               26,000
Common stock
committed                 66,000                       100,000                                                              100,000
Producer stock option
expense                                                                1,114,000                                          1,114,000
Balance December 31,  ----------    ----------      ----------       -----------      -----------       ----------     ------------
2000                  20,870,000     3,596,000         100,000         6,318,000        8,244,000         (511,000)      17,747,000
Comprehensive
income, net of tax:
Net loss                                                                                 (348,000)                         (348,000)
Net unrealized gains
on investments                                                                                           1,036,000        1,036,000
Less:
Reclassification
adjustment for
losses included in
net loss                                                                                                  (469,000)        (469,000)
                                                                                                                        ------------
Total
comprehensive income                                                                                                        219,000
Retirement upon
voluntary
repurchases of
common stock            (149,000)     (150,000)                                           (94,000)                         (244,000)
Retirement upon
mandatory redemption                                                      10,000                                             10,000
Accretion to
redemption value                                                                         (397,000)                         (397,000)
Issuance of common
stock committed           33,000       150,000        (150,000)                                                                  --
Common stock
committed                 15,000                        75,000                                                               75,000
Producer stock option
expense                                                                   96,000                                             96,000
                      ----------    ----------      ----------       -----------      -----------       ----------     ------------
Balance December 31,
2001                  20,769,000    $3,596,000      $   25,000       $ 6,424,000      $ 7,405,000       $   56,000     $ 17,506,000
====                  ==========    ==========      ==========       ===========      ===========       ==========     ============

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                                                                                          For the Year Ended December 31,
                                                                                 ---------------------------------------------------
                                                                                      2001              2000                1999
                                                                                      ----              ----                ----
Cash flows from operating activities:
Net income (loss)                                                                $   (348,000)      $ (3,564,000)      $  3,635,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization                                                       4,578,000          3,518,000          1,755,000
Loss (Gain) on sale or disposal of fixed assets                                       381,000         (3,850,000)                --
Losses on equity investee                                                             896,000            721,000                 --
Common stock awarded to non-employees                                                  75,000            100,000            420,000
Producer stock option expense                                                          96,000          1,114,000          4,251,000
Investment impairment loss                                                            642,000                 --                 --
Amortization (Accretion) of investments                                                47,000           (138,000)           (10,000)
Realized losses on sales of investments, net                                          138,000             18,000             60,000
Changes in operating assets and liabilities:
Accounts receivable                                                                   (30,000)           707,000           (921,000)
Prepaid expenses                                                                      236,000           (201,000)           (68,000)
Income taxes receivable and payable                                                 3,585,000           (767,000)        (2,010,000)
Deferred tax assets                                                                  (133,000)         1,666,000         (1,872,000)
Accounts payable and accrued liabilities                                              (64,000)          (390,000)         1,748,000
Deferred compensation payable                                                       1,359,000          1,632,000          1,365,000
Other operating assets and liabilities                                               (538,000)          (318,000)          (791,000)
                                                                                 ------------       ------------       ------------
Net cash provided by operating activities                                          10,920,000            248,000          7,562,000
                                                                                 ------------       ------------       ------------
Cash flows from investing activities:
Purchases of investments                                                          (10,150,000)        (7,687,000)       (13,460,000)
Proceeds from sales and maturities of investments                                   8,049,000         18,415,000          8,676,000
Proceeds from building sale                                                                --          8,400,000                 --
Proceeds from (Issuance of) note receivable                                         5,750,000         (5,750,000)                --
Purchases of fixed assets                                                         (16,458,000)        (5,635,000)       (11,736,000)
Acquisition of Values Financial Network assets                                             --         (2,350,000)                --
Equity in and advances to investee                                                   (358,000)        (1,503,000)                --
                                                                                 ------------       ------------       ------------
Net cash provided by (used in) investing activities                               (13,167,000)         3,890,000        (16,520,000)
                                                                                 ------------       ------------       ------------
Cash flows from financing activities:
Proceeds from loans payable                                                         5,250,000          4,600,000          5,633,000
Payments toward loans payable                                                      (2,765,000)        (6,985,000)        (1,027,000)
Repurchases of redeemable common stock                                               (500,000)          (821,000)                --
Voluntary repurchases of common stock                                                (244,000)          (171,000)          (542,000)
Proceeds from stock option exercises                                                       --             26,000             72,000
                                                                                 ------------       ------------       ------------
Net cash provided by (used in) in financing activities                              1,741,000         (3,351,000)         4,136,000
                                                                                 ------------       ------------       ------------
Net (decrease) increase in cash and cash equivalents                                 (506,000)           787,000         (4,822,000)
Cash and cash equivalents, beginning of period                                      1,882,000          1,095,000          5,917,000
                                                                                 ------------       ------------       ------------
Cash and cash equivalents, end of period                                         $  1,376,000       $  1,882,000       $  1,095,000
                                                                                 ============       ============       ============
Supplemental cash flow information:
Taxes Paid                                                                       $     14,000       $         --       $  5,835,000
Interest Paid                                                                    $    180,000       $    224,000       $    173,000

                       See notes to financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      REGAN HOLDING CORP. AND SUBSIDIARIES

1. Organization and Summary of Significant Accounting Policies

a. Organization

     Regan Holding Corp. (the "Company") is a holding company, incorporated in California in 1990, whose primary operating subsidiaries are Legacy Marketing Group ("Legacy Marketing") and Legacy Financial Services, Inc. ("Legacy Financial").

     Legacy Marketing has entered into marketing agreements with American National Insurance Company ("American National"), IL Annuity and Insurance Company ("IL Annuity"), Transamerica Life Insurance and Annuity Company ("Transamerica"), and John Hancock Variable Life Insurance Company ("John Hancock"), (the "carriers"). The marketing agreements grant Legacy Marketing the exclusive right to market certain fixed annuity and life insurance products issued by the carriers (the "policies"). In addition, Legacy Marketing is responsible for appointing independent insurance producers who contract with Legacy Marketing to sell policies. The highest producing producers are referred to as wholesalers. For providing these services, the carriers pay Legacy Marketing commissions and marketing allowances when policy premium is applied to policyholders' insurance policies.

     Legacy Marketing also entered into administrative agreements with the carriers pursuant to which Legacy Marketing provides clerical, administrative, and accounting services with respect to the policies. These services include billing, collecting and remitting premium for the policies. For providing these services, the carriers pay Legacy Marketing per transaction, the amount of the fee depends on the type of policy and type of service.

     Through its wholly-owned broker-dealer subsidiary, Legacy Financial, the Company sells variable annuity and life insurance products, mutual funds and debt and equity securities. Legacy Financial has entered into agreements primarily with insurance companies and mutual funds that give Legacy Financial the non-exclusive right to sell investment products on behalf of those insurance companies and mutual funds. Sales of investment products are conducted through Legacy Financial's network of independent registered representatives. Legacy Financial is compensated based upon predetermined percentages of broker sales.

b. Basis of Presentation

     The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Regan Holding Corp. and its subsidiaries after elimination of intercompany accounts and transactions.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

c. Revenue Recognition

     Marketing allowances and commissions are recognized when policy premium is applied to policyholders' insurance policies. Administrative fees are recognized on a per transaction basis as services are performed.

     Effective January 1, 2000, the Company changed its revenue recognition policy in order to comply with SEC Staff Accounting Bulletin No. 101 with respect to a production premium deficiency requirement under one of its marketing agreements. This change is reflected in the statement of operations as a cumulative effect of accounting change of $226,000, net of taxes of $149,000, during the year ended December 31, 2000. The change in accounting principle would not have a material effect on the statement of operations if adopted in 1999.

d. Cash and Cash Equivalents

     Cash and cash equivalents include marketable securities with an original maturity of ninety days or less at the date of purchase.

e. Investments

     The Company's investments are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of the related tax effect, are reported as a separate component of shareholders' equity.

     Premiums and discounts are amortized or accreted over the life of the related investment as an adjustment to yield using the effective interest method. Interest income is recognized when earned. Realized gains and losses on sales of investments are recognized in the period sold using the specific identification method for determining cost.

     All investments are periodically reviewed to determine if declines in fair value below cost are other-than-temporary. Significant and sustained decreases in quoted market prices, a series of historical and projected operating losses by the investee or other factors are considered as part of the review. If the decline in fair value has been determined to be other-than-temporary, an impairment loss is recorded in Investment income and the individual security is written down to a new cost basis.

f. Fixed Assets

     Fixed assets are stated at cost, less accumulated depreciation and amortization. The Company capitalizes consulting fees and salaries and benefits for employees who are directly associated with the development of internal use software. Upon project completion, these costs are amortized over the estimated useful life of the software on a straight-line basis.

     Depreciation and amortization expense recorded by the Company totaled approximately $3.5 million during 2000. Effective January 1, 2000, the Company changed its estimate of the useful life of certain computer hardware and software from five years to three years. Had this change in estimate not occurred, the Company would have recorded approximately $3.3 million in depreciation expense during 2000.

     Depreciation is computed using the straight-line method over the estimated useful life of each type of asset, as follows:

Computer hardware and purchased software                      3-5 years
Internal use software development costs                       3-5 years
Leasehold improvements                                       2-10 years
Furniture and equipment                                         5 years
Building                                                    20-40 years

g. Intangible Assets

     Intangible assets comprise purchased intangible assets and goodwill resulting from the Company's acquisition of Values Financial Network, Inc., and are amortized on a straight-line basis ranging from 5 to 10 years, depending on the estimated useful life of each asset.

h.  Impairment of Long-Lived Assets

     The Company reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Measurement of the impairment of long-lived assets is based upon management's estimate of discounted future cash flows. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the useful life is warranted.

i. Redeemable Common Stock

     Redeemable common stock is carried at the greater of the issuance value or the redemption value. Periodic adjustments to reflect increases or decreases in redemption value are recorded as accretion, with an offsetting adjustment to retained earnings.

j. Income Taxes

     The Company provides deferred taxes based on the enacted tax rates in effect on the dates temporary differences between the book and the tax bases of assets and liabilities reverse.

k. Accounting Pronouncements to be Adopted Subsequent to December 31, 2001

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which supercedes Accounting Principles Board ("APB") Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. The provisions of SFAS 142 are applicable on January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to SFAS 142. The Company's management anticipates that the implementation of SFAS 142 will not have a material effect on its consolidated results of operations or financial position.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and amends APB Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 revises the accounting for the measurement of long-lived assets to be disposed of by sale and clarifies implementation issues for discontinued operations. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company's management anticipates that the implementation of SFAS 144 will not have a material effect on its consolidated results of operations or financial position.

2. Investments

                                                                              Maturity in years:
                                           -----------------------------------------------------------------------------------------
                                              1 to 5            5 to 10          Longer Than
                                              Years              Years             10 Years            Other               Total
                                              -----              -----             --------            -----               -----
December 31, 2001
Corporate bonds                            $  7,339,000       $         --       $  1,025,000       $         --       $  8,364,000
Mutual funds                                         --                 --                 --          4,376,000          4,376,000
                                           ------------       ------------       ------------       ------------       ------------
Amortized cost                                7,339,000                 --          1,025,000          4,376,000         12,740,000
Gross unrealized gains                            8,000                 --                 --                 --              8,000
Gross unrealized losses                              --                 --           (129,000)           (48,000)          (177,000)
                                           ------------       ------------       ------------       ------------       ------------
Fair value                                 $  7,347,000       $         --       $    896,000       $  4,328,000       $ 12,571,000
                                           ============       ============       ============       ============       ============
December 31, 2000
Government agency securities               $  1,055,000       $  2,000,000       $  1,407,000       $         --       $  4,462,000
Corporate bonds                                      --                 --            525,000                 --            525,000
Mutual funds                                         --                 --                 --          3,035,000          3,035,000
Equity securities                                    --                 --                 --          3,164,000          3,164,000
                                           ------------       ------------       ------------       ------------       ------------
Amortized cost                                1,055,000          2,000,000          1,932,000          6,199,000         11,186,000
Gross unrealized gains                               --                 --                 --              2,000              2,000
Gross unrealized losses                          (9,000)           (27,000)           (69,000)          (728,000)          (833,000)
                                           ------------       ------------       ------------       ------------       ------------
Fair value                                 $  1,046,000       $  1,973,000       $  1,863,000       $  5,473,000       $ 10,355,000
                                           ============       ============       ============       ============       ============


                                                                         2001                      2000                      1999
                                                                         ----                      ----                      ----
Gross realized gains                                                  $  92,000                 $ 144,000                 $  35,000
Gross realized losses                                                 $(230,000)                $(162,000)                $ (95,000)

During 2001, the Company determined that certain investment securities had other-than-temporary declines in fair value below cost. As a result, the Company recorded impairment losses of $642,000, and the individual securities were written down to a new cost basis.

3. Note Receivable

     In connection with a real estate sale during 2000, the Company assigned its rights to cash consideration of $5.8 million to a qualified exchange intermediary in order to defer the taxes for the gain on sale. During 2001, the Company purchased the office building which houses its headquarters for approximately $10.6 million. In conjunction with the acquisition in 2001, the Company paid a portion of the purchase price by applying the proceeds from the note receivable from the intermediary.

4. Fixed Assets

                                                           December 31,
                                                  -----------------------------
                                                      2001             2000
                                                  ------------     ------------
Computer hardware and purchased
software                                          $  7,340,000     $  5,986,000
Internal use software development
costs                                               10,996,000        7,434,000
Leasehold improvements                               1,260,000        1,394,000
Furniture and equipment                              3,174,000        2,905,000
Building                                             7,780,000               --
Land                                                 2,689,000          102,000
                                                  ------------     ------------
                                                    33,239,000       17,821,000
Accumulated depreciation and amortization           (9,192,000)      (5,453,000)
                                                  ------------     ------------
Total                                             $ 24,047,000     $ 12,368,000
                                                  ============     ============

5. Equity in and Advances to Investee

     In 2000, the Company purchased a 33.3% ownership interest in a development stage company named prospectdigital, LLC for $403,000. Prospectdigital provides an on-line marketing service to brokers selling annuities and life insurance. To date prospectdigital has had nominal revenue and used its capital to develop software to support its business and incur operating expenses. The Company's investment in prospectdigital is accounted for under the equity method. The Company is recording 98.8% of the losses of prospectdigital to reflect a hypothetical liquidation at book value at each balance sheet date. The Company's share of prospectdigital's losses was $896,000 and $721,000 during 2001 and 2000 and is included in other expenses. In addition, the Company loaned $1.1 million to prospectdigital in 2000. The loan bears interest equal to the Prime Rate. In 2001, the Company extended a $400,000 line of credit to prospectdigital. The line of credit bears interest at 8.0%. As of December 31, 2001, prospectdigital had drawn $358,000 from the line of credit. The amounts invested and advanced, net of the Company's share of cumulative losses, have been included in other assets at December 31, 2001 and 2000.

     In January 2002, the Company purchased all the remaining outstanding stock of prospectdigital for $225,000 in cash. Under the terms of the purchase agreement, prospectdigital remained liable for payment of the $1.5 million indebtedness, plus accrued interest, to the Company. After the amounts are repaid, the Company must pay up to $475,000 in future profits to the former co-owners.

6. Purchase of Values Financial Network, Inc. and Related Intangible Assets

     In 2000, the Company paid $3.7 million for the purchase of Values Financial Network assets. Among the assets acquired were a website, which incorporates sales lead management, investment screening and asset allocation functionalities, and copyrights related to two books. These assets were recorded at fair value, as determined by an independent appraisal. Payments in excess of the identifiable assets were recorded as goodwill and are being amortized on a straight-line basis over ten years. Goodwill and copyrights have been reflected as intangible assets in the consolidated balance sheet at December 31, 2001 and 2000. Total accumulated amortization of intangible assets was $180,000 and $- at December 31, 2001 and 2000. Results of Values Financial Network's operations have been included in the consolidated results of operations since the date of acquisition.

7. Accounts Payable and Accrued Liabilities

                                                            December 31,
                                                     ---------------------------
                                                        2001            2000
                                                     ----------       ----------
Accrued compensation                                 $2,871,000       $2,767,000
Accrued sales convention costs                        1,039,000        1,180,000
Commissions payable                                   1,366,000          906,000
Accrued website consulting services                      94,000          802,000
Accounts payable                                        845,000           65,000
Miscellaneous accrued expenses                        1,854,000        2,413,000
                                                     ----------       ----------
Total                                                $8,069,000       $8,133,000
                                                     ==========       ==========

8. Loans Payable

     During 2001, the Company purchased the office building which houses its headquarters for $10.6 million. In conjunction with the acquisition, the Company entered into a loan agreement for approximately $4.8 million. The property collateralizes the loan, which bears interest at a rate equal to LIBOR plus 3.50%, adjusted monthly. During 2001, the weighted average interest rate on the loan was 7.35%. Interest is due and payable monthly. The unpaid principal balance was due and payable in December 2001, however the Company extended the maturity date of the loan to June 19, 2002. As of December 31, 2001, no payments have been made toward the principal balance of the loan.

     In 2000, the Company obtained loan advances of $2.5 million from its investment broker. The loans bore interest at 1/2% above the Call Rate, as published in The Wall Street Journal, and were collateralized by the Company's investment portfolio. As of December 31, 2000, approximately $2.3 million remained payable under this arrangement. This loan was fully paid in 2001.

9. Deferred Compensation Payable

     The Company sponsors a qualified defined contribution 401(k) plan, which is available to all employees. The 401(k) plan allows employees to defer, on a pre-tax basis, a portion of their compensation as contributions to the 401(k) plan. Employees may elect to contribute up to 15% of their annual compensation to the 401(k) plan. The Company matches 50% of each employee's contributions, up to a maximum of 6% of annual compensation. The Company's matching contributions were $439,000, $409,000, and $348,000, for the years ended December 31, 2001,
2000, and 1999.

     The Company also sponsors a non-qualified tax deferred compensation plan, which is available to certain employees who, because of Internal Revenue Code limitations, are prohibited from contributing the maximum percentage of salary to the 401(k) Plan. Under this deferred compensation plan, certain employees may defer, on a pre-tax basis, a percentage of annual compensation, including bonuses. The Company matches 50% of each employee's contributions, up to a maximum of 6% of annual compensation, less amounts already matched under the 401(k) plan. The Company made matching contributions of $55,000, $48,000, and $53,000 during the years ended December 31, 2001, 2000, and 1999. As of December 31, 2001 and 2000, employee contributions and Company matching contributions, including accumulated investment losses, totaled $575,000 and $393,000.

     The Company also sponsors a non-qualified tax deferred compensation plan under which producers who earn a minimum of $100,000 may defer, on a pre-tax basis, up to 50% of annual commissions. In addition, the Company will match producer contributions for those producers who earn over $250,000 in annual commissions at rates ranging from 1% to 5% of amounts deferred, depending on the level of annual commissions earned. During the years ended December 31, 2001, 2000, and 1999, matching contributions related to the producer commission deferral plan were $36,000, $32,000, and $56,000. As of December 31, 2001 and 2000, producer contributions and Company matching contributions, including accumulated investment losses, totaled $3.8 million and $2.6 million.

10. Commitments and Contingencies

     The Company leases office and warehouse premises and certain office equipment under non-cancelable operating leases. Related rent expense of $1.6 million, $1.5 million, and $876,000 is included in occupancy costs for the years ended December 31, 2001, 2000, and 1999. Total rentals for leases of equipment included in equipment expense were $922,000, $802,000, and $417,000 for the years ended December 31, 2001, 2000, and 1999.

     The Company's future minimum annual lease commitments under all operating leases are as follows:

      Year Ended December 31,
               2002                                        $1,067,000
               2003                                           394,000
               2004                                           334,000
               2005                                           294,000
               2006                                           150,000
                                                           ----------
               Total minimum lease payments                $2,239,000
                                                           ==========

     In 1998, the Company entered into a Shareholder's Agreement with Lynda L. Regan, Chief Executive Officer of the Company and Chairman of the Company's Board of Directors. Under the terms of this agreement, in the event of the death of Ms. Regan, the Company shall repurchase from Ms. Regan's estate all shares of common stock that were owned by Ms. Regan at the time of her death, or were transferred by her to one or more trusts prior to her death. The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares. The purchase price was equal to $27.9 million at December 31, 2001. The Company has purchased two life insurance policies with a combined face amount of $29 million for the purpose of funding this obligation in the event of Ms. Regan's death.

     The Company is involved in various claims and legal proceedings arising in the ordinary course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with legal counsel, that the ultimate disposition of these claims will not have a material adverse effect on our financial condition, cash flows or results of operations.

     As part of the Company's agreements with certain of its insurance producers, the Company may, under certain circumstances, be obligated to offer to purchase the business of the producers. At December 31, 2001, there were no outstanding commitments by the Company relating to such obligations.

11. Redeemable Common Stock

     Between 1990 and 1992, the Company issued Series A and Series B redeemable common stock to certain shareholders. The Company is obligated to repurchase the redeemable common stock at the current fair market value. Because there is no active trading market for the Company's stock that would establish market value, the Company's Board of Directors approved a redemption value of $2.19 per share and $2.10 per share as of December 31, 2001 and 2000, based on an independent appraisal of the stock value obtained by management.

                                                  Series A                       Series B                         Total
                                              Redeemable Common              Redeemable Common                Redeemable Common
                                                   Stock                           Stock                           Stock
                                          -------------------------         -----------------------       -------------------------
                                                         Carrying                        Carrying                        Carrying
                                            Shares        Amount            Shares        Amount           Shares         Amount
                                          ---------    ------------         -------    ------------       ---------    ------------
Balance January 1, 1999                   5,171,000    $  9,428,000         599,000    $  1,797,000       5,770,000    $ 11,225,000
Redemptions and retirement of common
stock                                      (250,000)       (421,000)         (9,000)        (28,000)       (259,000)       (449,000)
Accretion to redemption value                    --         787,000              --              --              --         787,000
                                          ---------    ------------         -------    ------------       ---------    ------------
Balance December 31, 1999                 4,921,000       9,794,000         590,000       1,769,000       5,511,000      11,563,000
Redemptions and retirement of common
stock                                      (410,000)       (810,000)         (6,000)        (11,000)       (416,000)       (821,000)
Accretion to redemption value                    --         495,000              --              --              --         495,000
                                          ---------    ------------         -------    ------------       ---------    ------------
Balance December 31, 2000                 4,511,000       9,479,000         584,000       1,758,000       5,095,000      11,237,000
Redemptions and retirement of common
stock                                      (232,000)       (500,000)         (3,000)        (10,000)       (235,000)       (510,000)
Accretion to redemption value                    --         397,000              --              --              --         397,000
                                          ---------    ------------         -------    ------------       ---------    ------------
Balance December 31, 2001                 4,279,000    $  9,376,000         581,000    $  1,748,000       4,860,000    $ 11,124,000
                                          =========    ============         =======    ============       =========    ============

     The Company recorded redeemable common stock accretion of $397,000 and $495,000 related to Series A redeemable common stock for the years ended
December 31, 2001 and 2000. The carrying value of Series B redeemable common stock is greater than the redemption value, and has not been accreted.

     Holders of Series A redeemable common stock may redeem their holdings without limitation. Holders of Series B redeemable common stock may only redeem up to 10% of their holdings once per year, limited to a specified twenty-day period during November of each year.

12. Stock Options and Stock Awards

     The Company currently sponsors two stock-based compensation plans. Under both plans, the exercise price of each option equals the estimated fair value of the underlying common stock on the date of grant, as estimated by management, except for incentive stock options granted to 10% shareholders where the exercise price equals 110% of the estimated fair value. Both plans are administered by committees, which are appointed by the Company's Board of Directors.

     Producer Option Plan -- Under the Regan Holding Corp. Producer Stock Option and Award plan (the "Producer Option Plan"), the Company may grant to Legacy Marketing producers and Legacy Financial registered representatives shares of the Company's common stock and non-qualified stock options (the "Producer Options") to purchase the Company's common stock. A total of 12.5 million shares have been reserved for grant under the Producer Option Plan. The Producer Options granted through June 1999 vested ratably over five years following the grant. During the second quarter of 1999, however, the Company waived the Producer Options' vesting provisions, thereby converting the Producer Options from "variable" to "fixed" options. As a result, the Company recorded $2.9 million of expense representing management's estimate of the fair value of the Producer Options at the date that the vesting provisions were modified. Total expenses recorded for Producer stock option grants were $96,000, $1.1 million and $4.3 million during 2001, 2000 and 1999. The fair value of the Producer options were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                      2001                               2000                              1999
                                                   ----------                         ----------                        ----------
Risk-free interest rates                           5.13%-6.80%                        5.04%-6.52%                       5.29%-6.59%
Volatility                                             27%-31%                            28%-34%                           28%-40%
Dividend yield                                            None                               None                              None
Vesting                                              Immediate                          Immediate                         Immediate
Expected life                                       6-10 years                         6-10 years                         1-6 years

     The following table summarizes information with respect to shares of Series A common stock awarded to non-employees:

                                                      2001                               2000                                 1999
                                                   ----------                         ----------                        ----------

Share grants                                           48,000                              66,000                           331,000
Fair value per share                              $1.53-$1.65                               $1.53                             $1.27
Expense recorded                                      $75,000                            $100,000                          $420,000

     The share grant for 2001 listed above includes 15,000 shares of Series A common stock that the Company was obligated to award to a service provider, but had not been issued as of December 31, 2001.

     Employee Option Plan -- Under the Regan Holding Corp. 1998 Stock Option Plan (the "Employee Option Plan"), the Company may grant to employees and directors incentive stock options and non-qualified options to purchase the Company's common stock (collectively referred to herein as "Employee Options"). A total of 8.5 million shares have been reserved for grant under the Employee Option Plan. The Employee Options generally vest over four or five years and expire in ten years, except for incentive stock options granted to 10% shareholders, which expire in five years. The Company uses the intrinsic value method of accounting for stock-based awards granted to employees and, accordingly, does not recognize compensation expense for its stock-based awards to employees. The following table reflects pro forma net income (loss) and earnings (loss) per share had the Company elected to adopt the fair value method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

                                                             Net income (loss)                                    Net income (loss)
                                                               available to                                          available to
                                                                  common                                                common
                                                                shareholders                                      shareholders after
                                                             before cumulative          Cumulative effect         cumulative effect
                                                                 effect of                of accounting             of accounting
                                                             accounting change               change                     change
                                                             -----------------         -----------------          -----------------
December 31, 2001
Net income (loss)                      As reported           $        (348,000)        $                --        $        (348,000)
                                       Pro forma             $        (773,000)        $                --        $        (773,000)
Basic earnings (loss) per share:       As reported           $           (0.03)        $                --        $           (0.03)
                                       Pro forma             $           (0.05)        $                --        $           (0.05)
Diluted earnings (loss) per share:     As reported           $           (0.03)        $                --        $           (0.03)
                                       Pro forma             $           (0.05)        $                --        $           (0.05)
December 31, 2000
Net income (loss)                      As reported           $      (3,338,000)        $          (226,000)       $      (3,564,000)
                                       Pro forma             $      (3,817,000)        $          (226,000)       $      (4,043,000)
Basic earnings per share:              As reported           $           (0.15)        $             (0.01)       $           (0.16)
                                       Pro forma             $           (0.16)        $             (0.01)       $           (0.17)
Diluted earnings per share:            As reported           $           (0.15)        $             (0.01)       $           (0.16)
                                       Pro forma             $           (0.16)        $             (0.01)       $           (0.17)
December 31, 1999
Net income (loss)                      As reported           $       3,635,000         $                --        $       3,635,000
                                       Pro forma             $       3,423,000         $                --        $       3,423,000
Basic earnings per share:              As reported           $            0.11         $                --        $            0.11
                                       Pro forma             $            0.10         $                --        $            0.10
Diluted earnings per share:            As reported           $            0.10         $                --        $            0.10
                                       Pro forma             $            0.09         $                --        $            0.09

     For purposes of estimating the fair value of the Employee Options for the pro forma amounts listed above, the Company applied the minimum value method, with the following assumptions:

                                                           2001                            2000                            1999
                                                        ----------                      ----------                      ----------
Risk-free interest rates                               4.50%-4.88%                     5.92%-6.67%                     4.66%-6.32%
Expected life                                            3-5 years                       3-5 years                       5-7 years
Dividend yield                                                None                            None                            None

     Stock option activity under both plans was as follows:

                                                                       Total
                                                                Weighted average
                                                    Shares        Exercise Price
                                                    ------        --------------
Outstanding at January 1, 1999                    2,476,000         $   0.75
Granted                                           6,473,000         $   1.27
Exercised                                           (72,000)        $   0.99
Forfeited                                           (67,000)        $   1.09

Outstanding at December 31, 1999                  8,810,000         $   1.13
Granted                                           5,118,000         $   1.52
Exercised                                           (27,000)        $   0.95
Forfeited                                          (525,000)        $   1.08

Outstanding at December 31, 2000                 13,376,000         $   1.28
Granted                                           2,976,000         $   1.62
Exercised                                                --         $     --
Forfeited                                          (788,000)        $   1.25

Outstanding at December 31, 2001                 15,564,000         $   1.35

Exercisable at December 31, 1999                  6,166,000         $   1.16
Exercisable at December 31, 2000                  8,984,000         $   1.25
Exercisable at December 31, 2001                 11,512,000         $   1.31

     The following table summarizes information about stock options outstanding at December 31, 2001 under both plans:

                                                              Options Outstanding               Options Exercisable
                                                              -------------------               -------------------
                                                           Weighted           Weighted                         Weighted
                                                            Average            Average                          Average
                                                           Remaining          Exercise                         Exercise
   Range of exercise prices              Shares        Contractual Life        Price            Shares          Price
   ------------------------              ------        ----------------        -----            ------          -----
          $0.73-$0.84                 1,898,000              3.9                $0.73         1,596,000          $0.73
             $1.03                      122,000              2.3                $1.03           117,000          $1.03
          $1.27-$1.40                 6,028,000              3.7                $1.27         5,427,000          $1.27
             $1.53                    4,532,000              6.1                $1.53         2,709,000          $1.53
             $1.61                    2,145,000              6.0                $1.61         1,591,000          $1.61
             $1.65                      753,000              9.4                $1.65            50,000          $1.65
             $1.68                       86,000              3.0                $1.68            22,000          $1.68

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

     The provisions for federal and state income taxes consist of amounts currently (receivable) payable and amounts deferred which, for the periods indicated, are shown below:

                                                                            For the Year Ended December 31,
                                                         ---------------------------------------------------------------------------
                                                               2001                         2000                        1999
                                                         -----------------           --------------------        -------------------
Current income taxes:
Federal                                                 $        (92,000)           $        (3,418,000)        $         3,482,000
State                                                              5,000                         (3,000)                    927,000
                                                         -----------------           --------------------        -------------------
Total current                                                    (87,000)                    (3,421,000)                  4,409,000
                                                         -----------------           --------------------        -------------------
Deferred income taxes:
Federal                                                         (117,000)                     1,712,000                  (1,524,000)
State                                                            (16,000)                       (46,000)                   (348,000)
                                                         -----------------           --------------------        -------------------
Total deferred                                                  (133,000)                     1,666,000                  (1,872,000)
                                                         -----------------           --------------------        -------------------
Provision for (benefit from) income taxes               $       (220,000)           $        (1,755,000)        $         2,537,000
                                                         =================           ====================        ===================


     The Company's deferred tax assets (liabilities) consist of the following:

                                                                                                               December 31,
                                                                                                      -----------------------------
                                                                                                         2001               2000
                                                                                                      -----------       -----------
Producer stock option and stock awards                                                                $ 2,180,000       $ 2,131,000
Producer deferred compensation                                                                          1,735,000         1,235,000
Accrued sales convention costs                                                                            414,000           470,000
State net operating loss carryforward, less valuation allowance of $264,000 and $-, net
of federal taxes                                                                                          321,000           331,000
Alternative minimum tax credit carryforward                                                               304,000           304,000
Investment impairment charge                                                                              256,000                --
Capital loss                                                                                               70,000            27,000
Unrealized losses                                                                                              --           338,000
Other                                                                                                     335,000           339,000
                                                                                                      -----------       -----------
Subtotal deferred tax assets                                                                            5,615,000         5,175,000

Fixed asset depreciation                                                                               (2,658,000)       (1,868,000)
Deferred gain on building sale                                                                         (1,364,000)       (1,464,000)
Unrealized gains                                                                                          (37,000)               --
Other                                                                                                     (27,000)          (72,000)
                                                                                                      -----------       -----------
Subtotal deferred tax liabilities                                                                      (4,086,000)       (3,404,000)
                                                                                                      -----------       -----------

Deferred tax assets, net                                                                              $ 1,529,000       $ 1,771,000
                                                                                                      ===========       ===========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will, or will not, be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management believes it is more likely than not that the deferred tax assets will be realized.

     The provisions for income taxes differ from the provisions computed by applying the statutory federal income tax rate (34%) to income before taxes, as follows:

                                                                                             For the Year Ended December 31,
                                                                             -------------------------------------------------------
                                                                                 2001                  2000                 1999
                                                                             -----------           -----------           -----------
Federal income taxes due (benefit earned) at
statutory rate (34%)                                                         $  (193,000)          $(1,710,000)          $ 2,099,000
Increases (reductions) in income taxes resulting
from:
State franchise taxes, net of federal income
tax benefit                                                                       (7,000)              (27,000)              412,000
Other                                                                            (20,000)              (18,000)               26,000
                                                                             -----------           -----------           -----------
Provision for (benefit from) income taxes                                    $  (220,000)          $(1,755,000)          $ 2,537,000
                                                                             ===========           ===========           ===========

     As of December 31, 2001, the Company has state net operating loss carryforwards of $10.2 million including $4.9 million and $4.3 million which expire on December 31, 2010 and 2011. The Company also has, for state income tax purposes, $304,000 in alternative minimum tax credits which can be used to reduce income taxes in subsequent years to the extent regular tax exceeds tentative minimum tax. The credits have no expiration date.

14. Earnings per Share

     The basic and diluted earnings per share calculations are based on the weighted average number of common shares outstanding including shares of redeemable common stock. The diluted earnings per share calculation includes the effect of stock options to the extent that the options have a dilutive effect on earnings per share.

                                                                              Income (loss)            Shares             Per-share
                                                                               (Numerator)          (Denominator)          Amount
                                                                               -----------          -------------          ------
For the year ended December 31, 2001
Basic earnings (loss) per share
Income (loss)                                                                  $  (348,000)
Accretion of redeemable common stock                                              (397,000)
                                                                               -----------
Basic and diluted income (loss) available to
common shareholders                                                            $  (745,000)           25,861,000          $  (0.03)
                                                                               ===========            ==========          ========

For the year ended December 31, 2000
Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting change                    $(3,338,000)

Accretion  of
redeemable common stock                                                           (495,000)
                                                                               -----------
Income (loss) available to common
shareholders before cumulative effect
of accounting change                                                            (3,833,000)           26,238,000          $  (0.15)
Cumulative effect of accounting change                                            (226,000)                   --          $  (0.01)
                                                                               -----------            ----------          --------
Basic and diluted income (loss) available to
common shareholders                                                            $(4,059,000)           26,238,000          $  (0.16)
                                                                               ===========            ==========          ========

For the year ended December 31, 1999
Basic earnings per share
Income                                                                         $ 3,635,000
Accretion of redeemable common
stock                                                                             (787,000)
                                                                               -----------
Income available to common
shareholders                                                                     2,848,000            26,394,000          $   0.11
Effect of dilutive securities -
employee and producer stock options                                                     --             1,366,000
                                                                               -----------            ----------
Diluted earnings per share                                                     $ 2,848,000            27,760,000          $   0.10
                                                                               ===========            ==========          ========

     The diluted earnings per share calculation for the years ended December 31, 2001 and 2000 excludes antidilutive stock options of 3.3 million and 6.8 million.

15. Segment Information

     The Company has identified its reportable segments based on its method of internal reporting and segregates its business into six primary reportable segments: Legacy Marketing, Legacy Financial, Regan Holding Corp. (stand-alone), Imagent Online, LLC, Values Financial Network, and Other. Intersegment transactions are generally accounted for at amounts comparable to transactions with unaffiliated customers, and are eliminated in consolidation. Certain items are maintained on the records of Regan Holding Corp. (stand-alone) and are not allocated to the segments. They primarily relate to certain stock option and stock award expenses.

                                                                                                                           Regan
                                                                                                         Values           Holding
                                                      Legacy           Legacy          Imagent         Financial           Corp.
                                                     Marketing        Financial      Online, LLC        Network        (stand-alone)
                                                   ------------     ------------     ------------     ------------     ------------
Year Ended December 31, 2001
----------------------------
Total revenue                                      $ 52,517,000     $  1,899,000     $         --     $     45,000     $  2,181,000
Total expenses                                       45,963,000        3,242,000        1,142,000        2,004,000        3,724,000
                                                   ------------     ------------     ------------     ------------     ------------
Operating income (loss)                               6,554,000       (1,343,000)      (1,142,000)      (1,959,000)      (1,543,000)
Other income (loss)                                    (411,000)          14,000           92,000            2,000          (42,000)
                                                   ------------     ------------     ------------     ------------     ------------
Income (loss) before tax                              6,143,000       (1,329,000)      (1,050,000)      (1,957,000)      (1,585,000)
Tax provision (benefit)                               2,567,000         (492,000)        (390,000)        (726,000)        (760,000)
                                                   ------------     ------------     ------------     ------------     ------------
Net income (loss)                                  $  3,576,000     $   (837,000)    $   (660,000)    $ (1,231,000)    $   (825,000)
                                                   ============     ============     ============     ============     ============
Year Ended December 31, 2000
----------------------------
Total revenue                                      $ 38,126,000     $  2,753,000     $      4,000     $         --     $  2,286,000
Total expenses                                       42,218,000        3,001,000          970,000          136,000        4,603,000
                                                   ------------     ------------     ------------     ------------     ------------
Operating income (loss)                              (4,092,000)        (248,000)        (966,000)        (136,000)      (2,317,000)
Other income (loss)                                     861,000           27,000           42,000               --        3,374,000
                                                   ------------     ------------     ------------     ------------     ------------
Income (loss) before tax                             (3,231,000)        (221,000)        (924,000)        (136,000)       1,057,000
Tax provision (benefit)                              (1,210,000)         (78,000)        (343,000)         (50,000)         444,000
                                                   ------------     ------------     ------------     ------------     ------------
Net income (loss) before cumulative
effect of accounting change                          (2,021,000)        (143,000)        (581,000)         (86,000)         613,000
Cumulative effect of accounting
change                                                 (226,000)              --               --               --               --
                                                   ------------     ------------     ------------     ------------     ------------
Net income (loss)                                  $ (2,247,000)    $   (143,000)    $   (581,000)    $    (86,000)    $    613,000
                                                   ============     ============     ============     ============     ============
Year Ended December 31, 1999
----------------------------
Total revenue                                      $ 48,331,000     $  1,695,000     $         --     $         --     $  1,657,000
Total expenses                                       35,731,000        1,912,000               --               --        7,501,000
                                                   ------------     ------------     ------------     ------------     ------------
Operating income (loss)                              12,600,000         (217,000)              --               --       (5,844,000)
Other income (loss)                                   1,142,000            3,000               --               --          (95,000)
                                                   ------------     ------------     ------------     ------------     ------------
Income (loss) before tax                             13,742,000         (214,000)              --               --       (5,939,000)
Tax provision (benefit)                               5,413,000          (83,000)              --               --       (2,256,000)
                                                   ------------     ------------     ------------     ------------     ------------
Net income (loss)                                  $  8,329,000     $   (131,000)    $         --     $         --     $ (3,683,000)
                                                   ============     ============     ============     ============     ============

Total assets
December 31, 2001                                  $ 45,473,000     $  1,624,000     $     98,000     $  1,399,000     $ (2,565,000)
                                                   ============     ============     ============     ============     ============
December 31, 2000                                  $ 41,530,000     $  1,512,000     $    974,000     $  3,608,000     $ (4,964,000)
                                                   ============     ============     ============     ============     ============

                                                                                                    Intercompany
                                                              Other              Subtotal           Eliminations          Total
                                                           ------------        ------------        ------------        ------------
Year Ended December 31, 2001
------------------------------
Total revenue                                              $    120,000        $ 56,762,000        $ (2,568,000)       $ 54,194,000
Total expenses                                                  910,000          56,985,000          (2,568,000)         54,417,000
                                                           ------------        ------------        ------------        ------------
Operating income (loss)                                        (790,000)           (223,000)                 --            (223,000)
Other income (loss)                                                  --            (345,000)                               (345,000)
                                                           ------------        ------------        ------------        ------------
Income (loss) before tax                                       (790,000)           (568,000)                 --            (568,000)
Tax provision (benefit)                                        (419,000)           (220,000)                               (220,000)
                                                           ------------        ------------        ------------        ------------
Net income (loss)                                          $   (371,000)       $   (348,000)       $         --        $   (348,000)
                                                           ============        ============        ============        ============
Year Ended December 31, 2000
----------------------------
Total revenue                                              $    535,000        $ 43,704,000        $ (1,991,000)       $ 41,713,000
Total expenses                                                2,182,000          53,110,000          (1,991,000)         51,119,000
                                                           ------------        ------------        ------------        ------------
Operating income (loss)                                      (1,647,000)         (9,406,000)                 --          (9,406,000)
Other income (loss)                                               9,000           4,313,000                  --           4,313,000
                                                           ------------        ------------        ------------        ------------
Income (loss) before tax                                     (1,638,000)         (5,093,000)                 --          (5,093,000)
Tax provision (benefit)                                        (518,000)         (1,755,000)                 --          (1,755,000)
                                                           ------------        ------------        ------------        ------------
Net income (loss) before cumulative
effect of accounting change                                  (1,120,000)         (3,338,000)                 --          (3,338,000)
Cumulative effect of accounting
change                                                               --            (226,000)                 --            (226,000)
                                                           ------------        ------------        ------------        ------------
Net income (loss)                                          $ (1,120,000)       $ (3,564,000)       $         --        $ (3,564,000)
                                                           ============        ============        ============        ============
Year Ended December 31, 1999
----------------------------
Total revenue                                              $    206,000        $ 51,889,000        $ (1,858,000)       $ 50,031,000
Total expenses                                                1,629,000          46,773,000          (1,858,000)         44,915,000
                                                           ------------        ------------        ------------        ------------
Operating income (loss)                                      (1,423,000)          5,116,000                  --           5,116,000
Other income (loss)                                               6,000           1,056,000                  --           1,056,000
                                                           ------------        ------------        ------------        ------------
Income (loss) before tax                                     (1,417,000)          6,172,000                  --           6,172,000
Tax provision (benefit)                                        (537,000)          2,537,000                  --           2,537,000
                                                           ------------        ------------        ------------        ------------
Net income (loss)                                          $   (880,000)       $  3,635,000        $         --        $  3,635,000
                                                           ============        ============        ============        ============

Total assets
December 31, 2001                                          $     (2,000)       $ 46,027,000        $         --        $ 46,027,000
                                                           ============        ============        ============        ============
December 31, 2000                                          $    300,000        $ 42,960,000        $         --        $ 42,960,000
                                                           ============        ============        ============        ============

16. Concentration of Risk

     As of December 31, 2001, Legacy Marketing sells its products on behalf of four unaffiliated insurance carriers: American National, IL Annuity, Transamerica, and John Hancock. The agreements with three of these carriers generated a significant portion of the Company's total consolidated revenue (sales on behalf of John Hancock began in the fourth quarter of 2001):

                                          2001         2000            1999
                                          ----         ----            ----
American National                            6%         10%            11%
IL Annuity                                  21%         29%            74%
Transamerica                                69%         51%            11%

     Although Legacy Marketing sells and administers several annuity and life insurance products on behalf of the insurance carriers, its revenues are derived primarily from sales and administration of certain annuity product series:

                                                           2001     2000    1999
                                                           ----     ----    ----
SelectMarkSM series (sold on behalf of Transamerica)       69%      50%     11%
VisionMarkSM series (sold on behalf of IL Annuity)         20%      28%     73%

     Legacy Marketing began phasing out marketing of IL Annuity products in December 2001. The phaseout will be completed by March 31, 2002, depending on the product line.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Company

     Information required by Item 10 is contained in the Company's Definitive Proxy Statement in the section titled "Election of Directors." Such information is incorporated herein by reference.

Item 11. Executive Compensation

     Information required by Item 11 is contained in the Company's Definitive Proxy Statement in the section titled "Election of Directors." Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information required by Item 12 is contained in the Company's Definitive Proxy Statement in the section titled "Election of Directors." Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information required by Item 13 is contained in the Company's Definitive Proxy Statement in the section titled "Election of Directors." Such information is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)  Index to Exhibits and Financial Statement Schedules:

          1.  The following financial statements are included in Item 8:
                   (i)        Independent Accountants Report.
                   (ii)       Consolidated Balance Sheet as of December 31, 2001 and 2000.
                   (iii)      Consolidated Statement of Operations for the years ended December 31, 2001, 2000, and 1999.
                   (iv)       Consolidated Statement of Shareholders' Equity for the years ended December 31, 2001, 2000, and 1999.
                   (v)        Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000, and 1999.
                   (vi)       Notes to Consolidated Financial Statements.

          2. Financial statement schedules are omitted because the information is not required or has been included in the financial statements and related notes.

          3.  The following exhibits are included in response to Item 14(c):

     3(a)          Restated Articles of Incorporation. (1)
     3(b)(2)       Amended and Restated Bylaws of the Company. (5)
     10(a)         Administrative Services Agreement effective January 1, 1991, as amended, between Allianz Life Insurance Company of North America and the Company.(2)
     10(b)(1)      Marketing Agreement effective June 1, 1993, as amended, between American National Insurance Company and the
                   Company.(2)
     10(b)(2)      Amendment Three to Marketing Agreement with American National Insurance Company.(3)
     10(b)(3)      Amendment Four to Marketing Agreement with American National Insurance Company.(3)
     10(b)(4)      Amendment Five to Marketing Agreement with American National Insurance Company.(4)

---------------
(1)  Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1994.
(2)  Incorporated  herein by reference to the Company's quarterly Form 10-Q for the three months and nine months ended September 30,
     1996.
(3)  Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months and six months ended June 30, 1998.
(4)  Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1998.
(5)  Incorporated  herein by reference to the Company's quarterly Form 10-Q for the three months and nine months ended September 30,
     2000.


     10(b)(5)      Amendment Six to Marketing Agreement with American National Insurance Company (5)
     10(b)(6)      Amendment Seven to Marketing Agreement with American National Insurance Company.(2)
     10(b)(7)      Amendment Eight to Marketing Agreement with American National Insurance Company.(3)
     10(b)(8)      Amendment Nine to Marketing Agreement with American National Insurance Company.(3)
     10(b)(9)      Amendment Ten to Marketing Agreement with American National Insurance Company.(4)
     10(b)(10)     Amendment Eleven to Marketing Agreement with American National Insurance Company.(9)
     10(b)(11)     Amendment Twelve to Marketing Agreement with American National Insurance Company.(9)
     10(b)(12)     Amendment Thirteen to Marketing Agreement with American National Insurance Company. (10)
     10(b)(13)     Amendment Fourteen to Marketing Agreement with American National Insurance Company. (11)
     10(b)(14)     Amendment Sixteen to Marketing Agreement with American National Insurance Company. (12)
     10(b)(15)     Amendment Seventeen to Marketing Agreement with American National Insurance Company. (13)
     10(b)(16)     Amendment Eighteen to Marketing Agreement with American National Insurance Company. (13)
     10(b)(17)     Amendment Nineteen to Marketing Agreement with American National Insurance Company. (14)
     10(b)(18)     Amendment Twenty to Marketing Agreement with American National Insurance Company. (15)
     10(b)(19)     Amendment Twenty One to Marketing Agreement with American National Insurance Company. (16)
     10(b)(20)     Amendment Twenty Two to Marketing Agreement with American National Insurance Company. (17)
     10(b)(21)     Amendment Twenty Three to Marketing Agreement with American National Insurance Company. (17)
     10(b)(22)     Amendment Twenty Four to Marketing Agreement with American National Insurance Company. (18)
     10(b)(23)     Amendment Twenty Five to the Marketing Agreement with American National Insurance Company.
     10(c)(1)      Insurance Processing Agreement effective June 1, 1993, as amended, between American National Insurance
                   Company and the Company.(1)
     10(c)(2)      Amendment to Insurance Processing Agreement with American National Insurance Company.(2)
     10(c)(3)      Amendment Two to Insurance Processing Agreement with American National Insurance Company.(3)
     10(c)(4)      Amendment Three to Insurance Processing Agreement with American National Insurance Company.(4)
     10(c)(5)      Amendment Four to Insurance Processing Agreement with American National Insurance Company.(5)
     10(c)(6)      Amendment Five to Insurance Processing Agreement with American National Insurance Company.(5)
     10(c)(7)      Amendment Six to Insurance Processing Agreement with American National Insurance Company.(6)
     10(c)(8)      Amendment Seven to Insurance Processing Agreement with American National Insurance Company.(7)
     10(c)(9)      Amendment Eight to Insurance Processing Agreement with American National Insurance Company.(7)
     10(c)(10)     Amendment Nine to Insurance Processing Agreement with American National Insurance Company.(8)

---------------
(1)  Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1994.
(2)  Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months ended March 31, 1998.
(3)  Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months and six months ended June 30, 1998.
(4)  Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months and nine months ended September 30,
     1998.
(5)  Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1998.
(6)  Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months ended March 31, 1999.
(7)  Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months and six months ended June 30, 1999.
(8)  Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months and nine months ended September 30,
     1999.
(9)  Incorporated  herein by reference  to the  Company's  annual  report on Form 10-K for the year ended  December  31, 1999.
(10) Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months ended March 31, 2000.
(11) Incorporated  herein by reference to the Company's quarterly report on Form 10-Q for the three months and six months ended June
     30, 2000.
(12) Incorporated  herein by reference to the Company's quarterly Form 10-Q for the three months and nine months ended September 30,
     2000.
(13) Incorporated herein by reference to the Company's Form S-1/A Post Effective Amendment No. 1, dated February 2, 2001.
(14) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 2000.
(15) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the three months ended March 31, 2001.
(16) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the six months ended June 30, 2001.
(17) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the nine months ended September 30, 2001.
(18) Incorporated herein by reference to the Company's Form S-2/A, Amendment No. 2, dated February 11, 2002.

     10(c)(11) Amendment Ten to Insurance Processing Agreement with American National Insurance Company.(4)
     10(c)(12) Amendment Eleven to Insurance Processing Agreement with American National Insurance Company.(4)
     10(c)(13) Amendment Twelve to Insurance Processing Agreement with American National Insurance Company. (5)
     10(c)(14) Amendment Thirteen to Insurance Processing Agreement with American National Insurance Company. (6)
     10(c)(15) Amendment Fifteen to Insurance Processing Agreement with American National Insurance Company.(7)
     10(c)(16) Amendment Sixteen to Insurance Processing Agreement with American National Insurance Company. (9)
     10(c)(17) Amendment Seventeen to Insurance Processing Agreement with American National Insurance Company. (9)
     10(c)(18) Amendment Eighteen to Insurance Processing Agreement with American National Insurance Company. (10)
     10(c)(19) Amendment Nineteen to Insurance Processing Agreement with American National Insurance Company. (11)
     10(c)(20) Amendment Twenty to Insurance Processing Agreement with American National Insurance Company. (12)
     10(c)(21) Amendment Twenty One to Insurance Processing Agreement with American National Insurance Company.(14)
     10(c)(22) Amendment Twenty Two to Insurance Processing Agreement with American National Insurance Company.(14)
     10(c)(23) Amendment Twenty Three to Insurance Processing Agreement with American National Insurance Company.(15)
     10(c)(24) Amendment Twenty Four to Insurance Processing Agreement with American National Insurance Company.
     10(d)     Form of  Producer  Agreement.(1)
     10(e)     Settlement  Agreement  dated June 18,  1993,  among the State of Georgia as receiver for and on behalf of Old Colony Life Insurance Company, other related parties and the Company.(1)
     10(f)     401(K) Profit Sharing Plan & Trust dated July 1, 1994.(1)
     10(g)     Marketing Agreement effective January 1, 1996 between IL Annuity and Insurance Company and the Company.(2)
     10(h)     Insurance  Processing  Agreement  effective  January 1, 1996  between  IL  Annuity  and  Insurance  Company  and the
               Company.(2)
     10(i)     Marketing Agreement effective January 1, 1996 between Indianapolis Life Insurance Company and the Company.(2)
     10(j)     Insurance  Processing  Agreement  effective  January 1, 1996 between  Indianapolis  Life  Insurance  Company and the
               Company.(2)
     10(k)     Marketing  Agreement  effective May 29, 1998 between  Transamerica  Life  Insurance  and Annuity  Company and Legacy
               Marketing Group.(3)
     10(k)(1)  Amendment Two to Marketing  Agreement with  Transamerica Life Insurance and Annuity  Company.(12)  10(k)(2)Amendment
               Three to Marketing Agreement with Transamerica Life Insurance and Annuity Company.(14)
     10(l)(1)  Administrative Services Agreement effective May 29, 1998 between Transamerica Life Insurance and Annuity Company and
               Legacy Marketing Group, as amended.(3)
     10(l)(2)  Amendment to the Administrative Services Agreement with Transamerica Life Insurance and Annuity Company.(4)
     10(l)(3)  Amendment Two to the Administrative Services Agreement with Transamerica Life Insurance and Annuity Company.(4)
     10(l)(4)  Amendment Three to Administrative Services Agreement with Transamerica Life Insurance and Annuity Company. (12)
     10(l)(5)  Amendment Four to Administrative Services Agreement with Transamerica Life Insurance and Annuity Company.(14)
     10(m)(1)  Agreement of Purchase and Sale, dated March 8, 2001, by and between Regan Holding Corp. and G & W/Lakeville
               Corporate Center, LLC. (13)
     10(m)(2)  Loan Agreement, dated June 19, 2001, by and between Regan Holding Corp. and Wells Fargo Bank, N.A.(13)
     10(m)(3)  Promissory Note Secured by Deed of Trust, dated June 19, 2001, by and between Regan Holding Corp. and Wells Fargo
               Bank, N.A.(13)
     10(n)     Producer Stock Award and Stock Option Plan, as amended.(8)
     10(o)     1998 Stock Option Plan, as amended.(8)
     21        Subsidiaries of the Registrant

---------------
(1)  Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1994.
(2)  Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1995.
(3)  Incorporated herein by reference to the Company's Form 8-K, dated June 1, 1998.
(4)  Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1999.
(5)  Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months ended March 31, 2000.
(6)  Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months and six months ended June 30, 2000.
(7)  Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months and nine months ended September 30,
     2000.
(8)  Incorporated herein by reference to the Company's Definitive Proxy Statement dated July 31, 2001.
(9)  Incorporated herein by reference to the Company's Form S-1/A Post Effective Amendment No. 1, dated February 2, 2001.
(10) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 2000.
(11) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the three months ended March 31, 2001.
(12) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the six months ended June 30, 2001.
(13) Incorporated herein by reference to the Company's Form 8-K, dated June 21, 2001.
(14) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the nine months ended September 30, 2001.
(15) Incorporated herein by reference to the Company's Form S-2/A, Amendment No. 2, dated February 11, 2002.



      (b) Reports on Form 8-K filed during the quarter ended December 31, 2001.

           None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           REGAN HOLDING CORP.


           By: /s/ R. Preston Pitts                        Date:  March 18, 2002
           ----------------------------------
           R. Preston Pitts
           President and Chief Operating Officer


           By: /s/ G. Steven Taylor                        Date:  March 18, 2002
           ----------------------------------
           G. Steven Taylor
           Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           By: /s/ Lynda L. Regan                          Date:  March 18, 2002
           ----------------------------------
           Lynda L. Regan
           Chairman

           By: /s/ R. Preston Pitts                        Date:  March 18, 2002
           ----------------------------------
           R. Preston Pitts
           President and Chief Operating Officer

           By: /s/ Donald Ratajczak                        Date:  March 18, 2002
           ----------------------------------
           Donald Ratajczak
           Director

           By: /s/ Ute Scott-Smith                         Date:  March 18, 2002
           ----------------------------------
           Ute Scott-Smith
           Director

           By: /s/ J. Daniel Speight, Jr.                  Date:  March 18, 2002
           ----------------------------------
           J. Daniel Speight, Jr.
           Director