Form 10-Q
period 2002-03-31
REGAN HOLDING CORP
filed 2002-05-15
CIK 870069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002
                                       OR
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
     ____________.

                          Commission file number 0-4366

                               Regan Holding Corp.
                               -------------------
             (Exact name of registrant as specified in its charter)

          California                                       68-0211359
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

2090 Marina Avenue, Petaluma, California                     94954
----------------------------------------                     -----
(Address of principal executive offices)                   (ZIP Code)

                                  707-778-8638
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X] No [ ]


                      Applicable Only To Corporate Issuers:

         Indicate the number of shares outstanding of the registrant's common stock, as of May 13, 2002:

     Common Stock-Series A                                       24,645,000
     Common Stock-Series B                                          569,000

                                                    PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                REGAN HOLDING CORP. AND SUBSIDIARIES
                                                     Consolidated Balance Sheet


                                                                                                       March 31,        December 31,
                                                                                                         2002               2001
                                                                                                      -----------        -----------
                                                                                                      (Unaudited)
Assets
  Cash and cash equivalents                                                                           $ 2,529,000        $ 1,376,000
  Trading investments                                                                                   4,633,000               --
  Available-for-sale investments                                                                        5,561,000         12,571,000
  Accounts receivable                                                                                   1,309,000          1,948,000
  Prepaid expenses and deposits                                                                         1,980,000          1,057,000
  Income taxes receivable                                                                                  71,000             76,000
                                                                                                      -----------        -----------
      Total current assets                                                                             16,083,000         17,028,000
                                                                                                      -----------        -----------
  Net fixed assets                                                                                     25,469,000         24,047,000
  Deferred tax assets                                                                                   2,001,000          1,529,000
  Intangible assets                                                                                     1,358,000          1,370,000
  Other assets                                                                                          1,592,000          2,053,000
                                                                                                      -----------        -----------
      Total non current assets                                                                         30,420,000         28,999,000
                                                                                                      -----------        -----------
      Total assets                                                                                    $46,503,000        $46,027,000
                                                                                                      ===========        ===========

Liabilities, redeemable common stock,
and shareholders' equity
Liabilities
  Accounts payable and accrued liabilities                                                            $ 8,313,000        $ 8,069,000
  Loans payable                                                                                         6,088,000          4,750,000
                                                                                                      -----------        -----------
      Total current liabilities                                                                        14,401,000         12,819,000
                                                                                                      -----------        -----------
  Deferred compensation payable                                                                         4,633,000          4,356,000
  Other liabilities                                                                                       258,000            222,000
                                                                                                      -----------        -----------
      Total non current liabilities                                                                     4,891,000          4,578,000
                                                                                                      -----------        -----------
      Total liabilities                                                                                19,292,000         17,397,000
                                                                                                      -----------        -----------
Redeemable common stock, Series A and B                                                                10,507,000         11,124,000
                                                                                                      -----------        -----------
Shareholders' equity
  Preferred stock, no par value: Authorized: 100,000,000 shares
    No shares issued or outstanding                                                                            --                 --
  Series A common stock, no par value:
    Authorized: 45,000,000 shares, issued and outstanding:
    20,703,000 and 20,769,000 at March 31, 2002 and
    December 31, 2001                                                                                   3,531,000          3,596,000
  Common stock committed                                                                                   25,000             25,000
  Paid-in capital                                                                                       6,491,000          6,424,000
  Retained earnings                                                                                     6,564,000          7,405,000
  Accumulated other comprehensive income                                                                   93,000             56,000
                                                                                                      -----------        -----------
      Total shareholders' equity                                                                       16,704,000         17,506,000
                                                                                                      -----------        -----------
      Total liabilities, redeemable common stock and shareholders' equity                             $46,503,000        $46,027,000
                                                                                                      ===========        ===========

                                                 See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                    For the Three Months Ended
                                                             March 31,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------
Revenue
  Marketing allowances                            $  5,028,000     $  5,273,000
  Commissions                                        4,023,000        3,891,000
  Administrative fees                                2,626,000        2,514,000
  Other income                                          77,000           79,000
                                                  ------------     ------------
      Total revenue                                 11,754,000       11,757,000
                                                  ------------     ------------
Expenses
  Selling, general and administrative               11,109,000       11,939,000
  Depreciation and amortization                      1,049,000          961,000
  Other                                                817,000          967,000
                                                  ------------     ------------
      Total expenses                                12,975,000       13,867,000
                                                  ------------     ------------
Operating loss                                      (1,221,000)      (2,110,000)
Other income (loss)
  Investment income, net                                47,000          123,000
  Interest expense                                    (109,000)         (21,000)
                                                  ------------     ------------
      Total other income (loss), net                   (62,000)         102,000
                                                  ------------     ------------
Loss before income taxes                            (1,283,000)      (2,008,000)
Benefit from income taxes                              485,000          751,000
                                                  ------------     ------------
Net loss                                          $   (798,000)    $ (1,257,000)
                                                  ============     ============

Basic and diluted loss per share:
Net loss available to common shareholders         $      (0.03)    $      (0.05)

Weighted average shares outstanding:
Basic and diluted                                   25,341,000       25,963,000


                       See notes to financial statements.

                                                REGAN HOLDING CORP. AND SUBSIDIARIES
                                           Consolidated Statement of Shareholders' Equity
                                                             (Unaudited)


                                          Series A
                                        Common Stock             Common                                Accumulated Other
                                 --------------------------       Stock         Paid-in       Retained    Comprehensive
                                    Shares        Amount        Committed       Capital        Earnings      Income          Total
                                 -----------    -----------    -----------    -----------    -----------   -----------   -----------
Balance January 1, 2002           20,769,000    $ 3,596,000    $    25,000    $ 6,424,000    $ 7,405,000   $    56,000   $17,506,000
Comprehensive loss,
  net of tax:
Net loss                                                                                        (798,000)                  (798,000)
  Net unrealized
    gains on investments                                                                                      66,000         66,000
  Less: reclassification
    adjustment for losses
    included in net loss                                                                                     (29,000)       (29,000)
                                                                                                                         -----------
Total comprehensive loss                                                                                                   (761,000)
Retirement upon voluntary
  repurchases of common stock        (66,000)       (65,000)                                     (43,000)                  (108,000)
Retirement upon mandatory
  redemption                                                                       67,000                                    67,000
                                 -----------    -----------    -----------    -----------    -----------   -----------   -----------
Balance March 31, 2002            20,703,000    $ 3,531,000    $    25,000    $ 6,491,000    $ 6,564,000   $    93,000   $16,704,000
                                 ===========    ===========    ===========    ===========    ===========   ===========   ===========

                                                 See notes to financial statements.

                                                REGAN HOLDING CORP. AND SUBSIDIARIES
                                                Consolidated Statement of Cash Flows
                                                             (Unaudited)

                                                                                                  For the Three Months Ended
                                                                                                            March 31,
                                                                                               ------------------------------------
                                                                                                   2002                    2001
                                                                                               -----------              -----------
Cash flows from operating activities:
Net loss                                                                                       $  (798,000)             $(1,257,000)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
  Depreciation and amortization                                                                  1,049,000                  961,000
  Losses on write-off of fixed assets                                                              159,000                     --
  Losses on equity investee                                                                           --                    401,000
  Common stock awarded to producers                                                                   --                     50,000
  Amortization/accretion of investments                                                             20,000                     --
  Realized losses on sales of investments, net                                                      49,000                  107,000
Changes in operating assets and liabilities
  Accounts receivable                                                                              639,000                  (95,000)
  Prepaid expenses and deposits                                                                   (923,000)                (143,000)
  Income taxes receivable and payable                                                                5,000                 (567,000)
  Deferred tax assets                                                                             (497,000)                (184,000)
  Accounts payable and accrued liabilities                                                         244,000                 (361,000)
  Deferred compensation payable                                                                    277,000                   51,000
  Other operating assets and liabilities                                                             5,000                  183,000
                                                                                               -----------              -----------
    Net cash provided by (used in) operating activities                                            229,000                 (854,000)
                                                                                               -----------              -----------
Cash flows from investing activities:
Purchases of investments                                                                        (5,592,000)                (469,000)
Proceeds from sales and maturities of investments                                                7,962,000                4,898,000
Purchases of fixed assets                                                                       (1,901,000)              (1,341,000)
Acquisition of prospectdigital assets                                                             (225,000)                    --
Equity in and advances to investee                                                                    --                    (30,000)
                                                                                               -----------              -----------
Net cash provided by investing activities                                                          244,000                3,058,000
                                                                                               -----------              -----------
Cash flows from financing activities:
Proceeds from loans payable                                                                      1,338,000                  500,000
Payments toward loans payable                                                                         --                 (2,765,000)
Repurchases of redeemable common stock                                                            (550,000)                  (6,000)
Voluntary repurchases of common stock                                                             (108,000)                    --
                                                                                               -----------              -----------
  Net cash provided by (used in) financing activities                                              680,000               (2,271,000)
                                                                                               -----------              -----------
Net increase (decrease) in cash and cash equivalents                                             1,153,000                  (67,000)
Cash and cash equivalents, beginning of period                                                   1,376,000                1,882,000
                                                                                               -----------              -----------
Cash and cash equivalents, end of period                                                       $ 2,529,000              $ 1,815,000
                                                                                               ===========              ===========

                                                 See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1.       Basis of Presentation

         The accompanying Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Regan Holding Corp. (the "Company") and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

         The statements are unaudited but reflect all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company's consolidated financial position and results of operations. The results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year. Users of these Consolidated Financial Statements are encouraged to refer to the Annual Report on Form 10-K for the year ended December 31, 2001 for additional disclosure.

2.       Investments

         The Company's investments are classified as either available-for-sale or trading securities, and are carried at fair value. For available-for-sale securities, net unrealized gains and losses are reported as a separate component of shareholders' equity. For trading securities, net unrealized gains and losses are reported as investment income or loss.

3.       Goodwill and Other Intangible Assets

         On January 1, 2002, the Company adopted Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. As of March 31, 2002, the balance of intangible assets included $1.2 million of goodwill that was being amortized over ten years prior to January 1, 2002. As required by SFAS 142, the Company is no longer amortizing goodwill and is required to perform an initial evaluation to determine if any impairment of goodwill exists. The Company expects to complete its initial evaluation of goodwill during the second quarter of 2002 but does not anticipate that the evaluation will result in a material change to its consolidated results of operations or financial position.

4.       Acquisition of prospectdigital, LLC

         In January 2002, the Company acquired the remaining 67% of the outstanding stock of prospectdigital, LLC for $225,000 in cash. The Company is accounting for this transaction as a purchase of assets. Prospectdigital is now a wholly-owned subsidiary. The results of prospectdigital's operations have been included in the Consolidated Financial Statements since the date of acquisition. Prospectdigital provides an on-line marketing service to insurance agents and registered representatives selling annuities and life insurance. To date prospectdigital has had nominal revenue and used its capital to develop software to support its business and incur operating expenses. Prior to the acquisition, the Company owned 33% of prospectdigital and its investment was accounted for under the equity method. The Company recorded 98.8% of the losses of prospectdigital to reflect a hypothetical liquidation at book value at each balance sheet date.
         During 2000, the Company loaned $1.1 million to prospectdigital. The loan bears interest equal to the Prime Rate. In 2001, the Company extended a $400,000 line of credit to prospectdigital. The line of credit bears interest at 8.0%. As of the acquisition date, prospectdigital had drawn $358,000 from the line of credit. Under the terms of the purchase agreement, prospectdigital remains liable for payment of $1.5 million of indebtedness, plus accrued interest, to the Company. The Company is required to pay up to $475,000 in future profits to the former co-owners, after prospectdigital has earned in excess of $1.5 million, plus accrued interest on its indebtedness. As of March 31, 2002, the Company had not finalized the allocation of the purchase price to the acquired assets and liabilities. The preliminary estimate of the fair value of non-cash assets acquired and liabilities assumed was $729,000 and $504,000.

5.       Loans Payable

         During 2001, the Company purchased the office building which houses its headquarters for $10.6 million. In conjunction with the acquisition, the Company entered into a loan agreement for approximately $4.8 million. The property collateralizes the loan, which bears interest at a rate equal to LIBOR plus 3.50%, adjusted monthly. Interest on the loan is due and payable monthly. The unpaid principal balance is due and payable on June 19, 2002.

         From time to time, to better manage cash flows, the Company borrows on its margin account rather than sell securities that are maturing in the short term. During the first quarter of 2002, the Company obtained loans totaling $1.3 million. The loans bear interest at 1/2% above the Call Rate, as published in The Wall Street Journal, and are collateralized by the Company's investment portfolio.

6.       Commitments and Contingencies

         The Company is involved in various claims and legal proceedings arising in the ordinary course of business. Although it is difficult to predict the ultimate outcome of these claims, management believes, based on discussions with legal counsel, that the ultimate disposition of these claims will not have a material adverse effect on our financial condition, cash flows or results of operations.

7.       Loss Per Share

                                                                                                                           Per-share
                                                                                  Loss                   Shares             Amount
                                                                               -----------             -----------         --------
For the three months ended March 31, 2002

Basic and diluted loss available to
common shareholders                                                            $  (798,000)             25,341,000         $  (0.03)
                                                                               ===========             ===========         ========

For the three months ended March 31, 2001

Basic and diluted loss available to
common shareholders                                                            $(1,257,000)             25,963,000         $  (0.05)
                                                                               ===========             ===========         ========


         The diluted loss per share calculation for the three months ended March 31, 2002 and 2001 excludes antidilutive stock options of 4.1 million and 5.0 million.

8.       Segment Information

                                                                  Total Revenue                            Net Income (Loss)
                                                        ---------------------------------         ---------------------------------
                                                        Three Months        Three Months          Three Months        Three Months
                                                           Ended                Ended                Ended                 Ended
                                                          March 31,            March 31,            March 31,            March 31,
                                                            2002                 2001                 2002                 2001
                                                        ------------         ------------         ------------         ------------
Legacy Marketing Group                                  $ 11,347,000         $ 11,373,000         $   (286,000)        $   (167,000)
Legacy Financial Services, Inc.                              456,000              435,000             (223,000)            (178,000)
Imagent Online, LLC                                           20,000                 --               (170,000)            (242,000)
Values Financial Network, Inc.                                 2,000                4,000             (133,000)            (420,000)
Other                                                         33,000               40,000               14,000             (250,000)
Intercompany Eliminations                                   (104,000)             (95,000)                --                   --
                                                        ------------         ------------         ------------         ------------
Total                                                   $ 11,754,000         $ 11,757,000         $   (798,000)        $ (1,257,000)
                                                        ============         ============         ============         ============


         The Legacy Marketing Group business segment includes the results of selling and administering fixed annuity and life insurance products and general corporate expenses not allocated to the Company's other segments. Previously, general corporate expenses were reported as a separate business segment. The segment disclosure for the first quarter of 2001 has been restated to reflect the change in the composition of reportable segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Regan Holding Corp. Consolidated

         We experienced consolidated net losses of $798,000 during the first quarter of 2002, compared to consolidated net losses of $1.3 million during the first quarter of 2001. The reduced net losses are primarily due to lower start-up costs at Values Financial Network, Inc. and Imagent Online, LLC, and recognition of income in our Other Segments in the first quarter of 2002 compared to losses during the first quarter of 2001, partially offset by increased losses at Legacy Marketing Group and Legacy Financial Services, Inc.

Legacy Marketing Group

         During the first quarter of 2002, Legacy Marketing Group ("Legacy Marketing") experienced net losses of $286,000, compared to net losses of $167,000 during the same period in 2001. Minor decreases in revenues and expenses were offset by recognition of non-operating losses during the first quarter of 2002 compared to non-operating income during the first quarter of 2001.

         During the first quarter of 2002, Legacy Marketing commissions and marketing allowances decreased $141,000 (2%) from the first quarter of 2001, due to a decrease in sales of fixed annuity and life insurance policies. Administrative fees increased $112,000 (4%) primarily due to increases in the number of policies administered.

         During the first quarter of 2002, Legacy Marketing sold its products on behalf of four unaffiliated insurance carriers: American National Insurance Company, IL Annuity and Insurance Company, Transamerica Life Insurance and Annuity Company, and John Hancock Variable Life Insurance Company. As indicated below, the agreements with three of these carriers generated a significant portion of our total consolidated revenue (sales on behalf of John Hancock began in the fourth quarter of 2001):

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2002             2001
                                                   ----             ----
Transamerica                                        64%              69%
IL Annuity                                          16%              19%
American National                                   11%               8%

         Although Legacy Marketing markets and administers several products on behalf of the four insurance carriers, our consolidated revenues are derived primarily from sales and administration of two particular annuity product series, as indicated below:

                                                         Three Months Ended
                                                               March 31,
                                                        ------------------------
                                                        2002                2001
                                                        ----                ----
SelectMark(R) series (sold on behalf of Transamerica)    64%                 68%
VisionMark(R) series (sold on behalf of IL Annuity)      16%                 17%

         In December 2001, Legacy Marketing began phasing out the marketing of IL Annuity products. The phaseout was completed prior to March 31, 2002. Legacy Marketing continues to administer IL Annuity products.

         The minor decrease in Legacy Marketing expenses in the first quarter of 2002 compared to the first quarter of 2001 was primarily due to decreases in selling, general and administrative expenses, partially offset by increases in other expenses and depreciation and amortization. The decrease in selling, general and administrative expenses of $308,000 (3%) is primarily attributable to decreases in professional fees and occupancy expenses, partially offset by an increase in salaries and related benefits primarily attributable to decreased capitalized wages related to internal use software projects. Other expenses increased $239,000 (46%) primarily due to a write-off of internal use software that was developed to facilitate marketing certain IL Annuity products. Depreciation and amortization expense increased $61,000 (7%) primarily related to higher fixed asset balances.

         Legacy Marketing had non-operating losses of $65,000 during the first quarter of 2002 compared to non-operating income of $71,000 during the first quarter of 2001. This shift was primarily due to increased interest expense resulting from a loan for the Company's purchase of the building that houses its headquarters in June 2001, and lower investment income.

Legacy Financial Services, Inc.

         Legacy Financial Services, Inc. ("Legacy Financial") incurred net losses of $223,000 during the first quarter of 2002 compared to net losses of $178,000 during the first quarter of 2001, primarily due to increased expenses partially offset by increased revenues.

         Legacy Financial revenue increased $21,000 (5%) primarily due to increases in the volume of sales by Legacy

Financial's distribution network of registered representatives.

         Legacy Financial's expenses increased $113,000 (16%), primarily due to increases in selling, general and administrative expenses. Selling, general and administrative expenses increased $104,000 (15%) primarily due to increases in compensation due to a higher number of employees, professional fees, and sales promotion and support.

Imagent Online, LLC

         In January 2002, Imagent Online, LLC, our wholly-owned subsidiary, acquired the remaining 67% of the outstanding stock in prospectdigital, LLC for $225,000 in cash. We are accounting for this transaction as a purchase of assets. Prospectdigital is now a wholly-owned subsidiary. The results of prospectdigital's operations have been consolidated in Imagent's financial statements since that date. Prospectdigital provides an on-line marketing service to insurance agents and registered representatives selling annuities and life insurance. To date prospectdigital has had nominal revenue and used its capital to develop software to support its business and incur operating expenses. Prior to the acquisition, Imagent owned 33% of prospectdigital and its investment was accounted for under the equity method. Imagent recorded 98.8% of the losses of prospectdigital to reflect a hypothetical liquidation at book value at each balance sheet date. During 2000, Imagent loaned $1.1 million to prospectdigital. The loan bears interest equal to the Prime Rate. In 2001, Imagent extended a $400,000 line of credit to prospectdigital. The line of credit bears interest at 8.0%. As of the acquisition date, prospectdigital had drawn $358,000 from the line of credit. Under the terms of the purchase agreement, prospectdigital remains liable for payment of $1.5 million of indebtedness, plus accrued interest, to Imagent. Imagent is required to pay up to $475,000 in future profits to the former co-owners, after prospectdigital has earned in excess of $1.5 million, plus accrued interest on its indebtedness. As of March 31, 2002, we had not finalized the allocation of the purchase price to the acquired assets and liabilities. The preliminary estimate of the fair value of non-cash assets acquired and liabilities assumed was $729,000 and $504,000.

         Imagent had net losses of $170,000 during the first quarter of 2002 compared to net losses of $242,000 during the first quarter of 2001. The reduced losses are primarily due to increased revenues and decreased start-up expenses for prospectdigital. Minimal losses are expected in 2002 and we expect Imagent to be profitable thereafter.

Values Financial Network, Inc.

         During the first quarter of 2002, Values Financial Network, Inc. incurred net losses of $133,000, compared to net losses of $420,000 during the first quarter of 2001. The lower losses are primarily due to decreases in the number of employees, sales promotion and support expenses, and professional fees. Minimal losses are expected in 2002 and we expect Values Financial Network, Inc. to be profitable thereafter.

Other Segments

         During the first quarter of 2002, combined net income from our other subsidiaries was $14,000, compared to combined net losses of $250,000 during the first quarter of 2001. This favorable change of $264,000 is primarily due to closing the operations our LifeSurance Corporation subsidiary.

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

         Net cash provided from operating activities was $229,000 for the first quarter of 2002, primarily due to improved operating results.

         Net cash provided by investing activities was $244,000, due to net sales of short-term investment-grade securities partially offset by acquisitions of fixed assets and our purchase of prospectdigital.

         Net cash provided by financing activities was $680,000. This was primarily due to proceeds from loans, partially offset by repurchases of our common stock. From time to time, to better manage cash flows, we borrow on our margin account rather than sell securities that are maturing in the short term. During the first quarter of 2002, we obtained loans of $1.3 million. The loans bear interest at 1/2% above the Call Rate, as published in The Wall Street Journal, and are collateralized by our investment portfolio.

         During 2001, we purchased the office building which houses our headquarters for $10.6 million. In conjunction with the acquisition, we entered into a loan agreement for approximately $4.8 million. The property collateralizes the loan, which bears interest at a rate equal to LIBOR plus 3.50%, adjusted monthly. Interest on the loan is due and payable monthly. The unpaid principal balance is due and payable on June 19, 2002. We are seeking to obtain long-term financing to replace the current loan. However, there can be no assurances that the refinancing will occur, or that the terms will be more favorable than those currently existing.

         We intend to continue to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

         We generated $229,000 of cash flow from operations during the first quarter of 2002. However, we incurred consolidated net losses of $798,000. If our consolidated net losses continue, or if requests to repurchase redeemable common stock increase significantly, a cash shortfall could ultimately occur. We believe that existing cash and investment balances, together with anticipated cash flow from operations, will provide sufficient funding for the foreseeable future. However, in the event that a cash shortfall were to occur, we believe that adequate financing could be obtained to meet our cash flow needs. There can be no assurances that such financing would be available on favorable terms.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Index to Exhibits

      None.

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAN HOLDING CORP.

Date: May 13, 2002             Signature:  /s/ R. Preston Pitts
                                           -----------------------------
                                           R. Preston Pitts
                                           President and Chief Operating Officer

Date: May 13, 2002             Signature:  /s/ G. Steven Taylor
                                           -----------------------------
                                           G. Steven Taylor
                                           Chief Financial Officer