Form 10-Q
period 2002-06-30
REGAN HOLDING CORP
filed 2002-08-14
CIK 870069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
         ____________.

                          Commission file number 0-4366

                               Regan Holding Corp.
                               -------------------
             (Exact name of registrant as specified in its charter)

             California                                   68-0211359
             ----------                                   ----------
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

2090 Marina Avenue, Petaluma, California                    94954
----------------------------------------                    -----
(Address of principal executive offices)                 (ZIP Code)

                                  707-778-8638
                                  ------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X       No
                                -----        -----

                      Applicable Only To Corporate Issuers:

     Indicate the number of shares outstanding of the registrant's common stock, as of August 9, 2002:

          Common Stock-Series A                         24,464,000
          Common Stock-Series B                            569,000

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                                                      June 30, 2002          December 31, 2001
                                                                      -------------          -----------------
                                                                       (Unaudited)
Assets
Cash and cash equivalents                                               $  1,314,000            $  1,376,000
Trading investments                                                        4,392,000                    --
Available-for-sale investments                                             5,489,000              12,571,000
Accounts receivable                                                        1,999,000               2,500,000
Prepaid expenses and deposits                                              1,990,000               1,057,000
Income taxes receivable                                                      182,000                  76,000
                                                                        ------------            ------------
    Total current assets                                                  15,366,000              17,580,000
                                                                        ------------            ------------
Net fixed assets                                                          25,954,000              24,047,000
Deferred tax assets                                                        1,939,000               1,529,000
Intangible assets                                                          1,568,000               1,370,000
Other assets                                                                 937,000               1,501,000
                                                                        ------------            ------------
    Total non current assets                                              30,398,000              28,447,000
                                                                        ------------            ------------
    Total assets                                                        $ 45,764,000            $ 46,027,000
                                                                        ============            ============

Liabilities, redeemable common stock, and
shareholders' equity
Liabilities
Accounts payable and accrued liabilities                                $  7,567,000            $  8,069,000
Loans payable                                                              6,852,000               4,750,000
                                                                        ------------            ------------
    Total current liabilities                                             14,419,000              12,819,000
                                                                        ------------            ------------
Deferred compensation payable                                              4,404,000               4,356,000
Other liabilities                                                            257,000                 222,000
                                                                        ------------            ------------
    Total non current liabilities                                          4,661,000               4,578,000
                                                                        ------------            ------------
    Total liabilities                                                     19,080,000              17,397,000
                                                                        ------------            ------------

Redeemable common stock, Series A and B                                   10,365,000              11,124,000
                                                                        ------------            ------------

Shareholders' equity
Preferred stock, no par value: Authorized: 100,000,000 shares
  No shares issued or outstanding                                               --                      --
Series A common stock, no par value:
  Authorized: 45,000,000 shares, Issued and outstanding:
  20,538,000 shares and 20,769,000 shares at June 30, 2002
  and December 31, 2001                                                    3,366,000               3,596,000
Common stock committed                                                        25,000                  25,000
Paid-in capital                                                            6,496,000               6,424,000
Retained earnings                                                          6,450,000               7,405,000
Accumulated other comprehensive income (loss), net                           (18,000)                 56,000
                                                                        ------------            ------------
    Total shareholders' equity                                            16,319,000              17,506,000
                                                                        ------------            ------------
    Total liabilities, redeemable common stock, and
    shareholders' equity                                                $ 45,764,000            $ 46,027,000
                                                                        ============            ============

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                              For the Three Months Ended June 30,  For the Six Months Ended June 30,
                                                              -----------------------------------  ---------------------------------
                                                                      2002              2001             2002             2001
                                                                      ----              ----             ----             ----
Revenue
   Marketing allowances                                          $  5,027,000      $  7,026,000      $ 10,055,000      $ 12,298,000
   Commissions                                                      4,287,000         4,737,000         8,310,000         8,627,000
   Administrative fees                                              3,161,000         3,221,000         5,787,000         5,735,000
   Other income                                                       101,000            84,000           178,000           148,000
                                                                 ------------      ------------      ------------      ------------
     Total revenue                                                 12,576,000        15,068,000        24,330,000        26,808,000
                                                                 ------------      ------------      ------------      ------------

Expenses
   Selling, general and administrative                             10,991,000        11,762,000        22,100,000        23,699,000
   Depreciation and amortization                                    1,040,000         1,418,000         2,089,000         2,378,000
   Other                                                              750,000           865,000         1,567,000         1,821,000
                                                                 ------------      ------------      ------------      ------------
     Total expenses                                                12,781,000        14,045,000        25,756,000        27,898,000
                                                                 ------------      ------------      ------------      ------------
Operating income (loss)                                              (205,000)        1,023,000        (1,426,000)       (1,090,000)
                                                                 ------------      ------------      ------------      ------------
Other income
Investment income, net                                                350,000           162,000           397,000           287,000
Interest expense                                                     (118,000)          (16,000)         (227,000)          (36,000)
                                                                 ------------      ------------      ------------      ------------
     Total other income, net                                          232,000           146,000           170,000           251,000
                                                                 ------------      ------------      ------------      ------------

Income (Loss) before income taxes                                      27,000         1,169,000        (1,256,000)         (839,000)
Provision for (Benefit from) income taxes                              29,000           425,000          (456,000)         (326,000)
                                                                 ------------      ------------      ------------      ------------
Net income (loss)                                                $     (2,000)     $    744,000      $   (800,000)     $   (513,000)
                                                                 ============      ============      ============      ============

Basic earnings (loss) per share:
Earnings (loss) available for common shareholders                $      --         $       0.02      $      (0.03)     $      (0.03)

Weighted average shares outstanding                                25,136,000        25,994,000        25,237,000        25,964,000

Diluted earnings (loss) per share:
Earnings (loss) available for common shareholders                $      --         $       0.02      $      (0.03)     $      (0.03)

Weighted average shares outstanding                                25,136,000        29,030,000        25,237,000        25,964,000

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                                          Series A Common Stock             Common
                                                                          ---------------------              Stock
                                                                           Shares           Amount         Committed
                                                                           ------           ------         ---------
Balance January 1, 2002                                                   20,769,000    $   3,596,000   $      25,000
  Comprehensive losses, net of tax:
     Net loss
     Net unrealized losses on investments
     Less: reclassification adjustment for gains included in
     net loss
         Total comprehensive loss
  Retirement upon redemption                                                (231,000)        (230,000)
  Non-employee stock option expense
                                                                       -------------    -------------   -------------
Balance June 30, 2002 (unaudited)                                         20,538,000    $   3,366,000   $      25,000
                                                                       =============    =============   =============

                                                                                            Accumulated
                                                                                               Other
                                                            Paid-in         Retained       Comprehensive
                                                            Capital         Earnings       Income (Loss)         Total
                                                            -------         --------       -------------         -----
Balance January 1, 2002                                    $   6,424,000   $   7,405,000   $      56,000      $  17,506,000
  Comprehensive losses, net of tax:
     Net loss                                                                   (800,000)                          (800,000)
     Net unrealized losses on investments                                                       (201,000)          (201,000)
     Less: reclassification adjustment for gains
     included in net loss                                                                        127,000            127,000
                                                                                                              -------------
         Total comprehensive loss                                                                                  (874,000)
  Retirement upon redemption                                      68,000        (155,000)                          (317,000)
  Non-employee stock option expense                                4,000                                              4,000
                                                           -------------   -------------   -------------      -------------
Balance June 30, 2002 (unaudited)                          $   6,496,000   $   6,450,000   $     (18,000)     $  16,319,000
                                                           =============   =============   =============      =============

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                           For the Six Months Ended June 30,
                                                                                           ---------------------------------
                                                                                              2002                   2001
                                                                                              ----                   ----
Cash flows from operating activities:
Net loss                                                                                $   (800,000)           $   (513,000)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
     Depreciation and amortization                                                         2,089,000               2,378,000
     Losses on write-off of fixed assets                                                     243,000                 341,000
     Losses on equity investee                                                                  --                   524,000
     Common stock awarded to producers                                                          --                    50,000
     Producer stock option expense                                                             4,000                  80,000
     Amortization/accretion of investments                                                    39,000                    --
     Realized (gains) losses on sales of investments, net                                   (211,000)                 93,000
Changes in operating assets and liabilities:
     Accounts receivable                                                                     501,000                 251,000
     Prepaid expenses and deposits                                                          (933,000)                321,000
     Income taxes receivable and payable                                                    (106,000)                424,000
     Deferred tax assets                                                                    (361,000)               (750,000)
     Accounts payable and accrued liabilities                                               (502,000)               (810,000)
     Deferred compensation payable                                                            48,000                 735,000
     Other operating assets and liabilities                                                 (116,000)               (436,000)
                                                                                        ------------            ------------
         Net cash provided by (used in) operating activities                                (105,000)              2,688,000
                                                                                        ------------            ------------
Cash flows from investing activities:
Purchases of investments                                                                  (5,599,000)             (1,036,000)
Proceeds from sales and maturities of investments                                          8,338,000               7,948,000
Purchases of fixed assets                                                                 (3,497,000)            (13,333,000)
Acquisition of prospectdigital assets                                                       (225,000)                   --
Proceeds from qualified intermediary used for building purchase                                 --                 5,750,000
Equity in and advances to investee                                                              --                  (155,000)
                                                                                        ------------            ------------
         Net cash used in investing activities                                              (983,000)               (826,000)
                                                                                        ------------            ------------
Cash flows from financing activities:
Proceeds from loans payable                                                                2,362,000               5,250,000
Payments toward loans payable                                                               (260,000)             (2,765,000)
Repurchases of common stock                                                               (1,076,000)                (62,000)
                                                                                        ------------            ------------
         Net cash provided by financing activities                                         1,026,000               2,423,000
                                                                                        ------------            ------------
Net increase (decrease) in cash and cash equivalents                                         (62,000)              4,285,000
Cash and cash equivalents, beginning of period                                             1,376,000               1,882,000
                                                                                        ------------            ------------
Cash and cash equivalents, end of period                                                $  1,314,000            $  6,167,000
                                                                                        ============            ============

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
1.   Basis of Presentation

     The accompanying Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Regan Holding Corp. (the "Company") and its wholly owned subsidiaries. All intercompany transactions have been eliminated.

     The statements are unaudited but reflect all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company's consolidated financial position and results of operations. The results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year. Users of these Consolidated Financial Statements are encouraged to refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for additional disclosure. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2.   Investments

     The Company's investments are classified as either available-for-sale or trading securities, and are carried at fair value. For available-for-sale securities, net unrealized gains and losses are reported as a separate component of shareholders' equity. For trading securities, net unrealized gains and losses are reported as investment income or loss.

3.   Goodwill and Other Intangible Assets

     On January 1, 2002, the Company adopted Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. FAS 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. As of June 30, 2002, the balance of intangible assets included $1.2 million of goodwill that was being amortized over ten years prior to January 1, 2002. As required by FAS 142, the Company is no longer amortizing goodwill. The Company completed a transitional goodwill impairment test during the six months ended June 30, 2002 and determined that goodwill was not impaired. As required by FAS 142, the Company will perform an annual goodwill impairment test by December 31, 2002.

     The following  table  provides  comparative  net income (loss) and earnings
     (loss) per share had the non-amortization provision of FAS 142 been adopted for all periods presented:

                                                       For the Three Months Ended June 30,  For the Six Months Ended June 30,
                                                       -----------------------------------  ---------------------------------
                                                              2002          2001                  2002           2001
                                                              ----          ----                  ----           ----

   Net income (loss)                                       $   (2,000)   $  744,000          $ (800,000)    $ (513,000)
   Adjustments:
     Goodwill amortization, net of tax benefit of
     $12,000 and $26,000                                            -        19,000                   -         39,000
                                                        --------------------------------------------------------------
   Adjusted net income (loss)                              $   (2,000)   $  763,000          $ (800,000)    $ (474,000)
                                                        ==============================================================

   Basic earnings (loss) per share:
   Reported basic earnings (loss) per share                        $-         $0.02              $(0.03)        $(0.03)
   Adjusted basic earnings (loss) per share                        $-         $0.02              $(0.03)        $(0.03)

   Diluted earnings (loss) per share:
   Reported diluted earnings (loss) per share                      $-         $0.02              $(0.03)        $(0.03)
   Adjusted diluted  earnings (loss) per share                     $-         $0.02              $(0.03)        $(0.03)

4.   Acquisition of prospectdigital, LLC

     In January 2002, the Company acquired, through its wholly owned subsidiary, Imagent Online, LLC, the remaining 67% of the outstanding stock of prospectdigital, LLC for $225,000 in cash. The Company has accounted for this transaction as a purchase of assets. Prospectdigital is now a wholly owned subsidiary. The results of prospectdigital's operations have been included in the Consolidated Financial Statements since the date of acquisition. Prospectdigital provides an on-line marketing service to insurance agents and registered representatives selling annuities and life insurance. To date prospectdigital has had nominal revenue and has used its capital to develop software to support its business and fund operating expenses. Prior to the acquisition, the Company owned 33% of prospectdigital and its investment was accounted for under the equity method. The Company recorded 98.8% of the losses of prospectdigital to reflect a hypothetical liquidation at book value at each balance sheet date. During 2000, the Company loaned $1.1 million to prospectdigital. The loan bears interest equal to the Prime Rate. In 2001, the Company extended a $400,000 line of credit to prospectdigital. The line of credit bears interest at 8.0%. As of the acquisition date, prospectdigital had drawn $358,000 from the line of credit. Under the terms of the purchase agreement, prospectdigital remains liable for payment of $1.5 million of indebtedness, plus accrued interest, to the Company. This amount is eliminated in consolidation. The Company is required to pay up to $475,000, based on a percentage of future profits, to the former co-owners after prospectdigital has earned in excess of $1.5 million, plus accrued interest on its indebtedness. The fair value of non-cash assets acquired and liabilities assumed was $940,000 and $350,000.

5.   Loans Payable

     During 2001, the Company purchased the office building which houses its headquarters for $10.6 million. In conjunction with the acquisition, the Company entered into a loan agreement for $4.8 million. The property collateralized the loan, which bore interest at a rate equal to LIBOR plus 3.50%, adjusted monthly. Interest on the loan was due and payable monthly. The unpaid principal balance was due and payable on July 31, 2002, however the Company obtained long-term financing in July 2002 in the amount of $7.4 million. The new loan is payable over ten years in monthly installments of principal and interest based on a 25-year term. At the end of ten years, the Company must pay the balance of principal due on the loan. For the first five years, the interest rate is 6.95%. Thereafter, the interest rate is equal to LIBOR plus 2.55%, adjusted semi-annually, subject to a maximum semi-annual 1.00% increase/decrease in the interest rate. The maximum interest rate is 10.50%.

     From time to time, to better manage cash flows, the Company borrows on its margin account rather than sell securities that are maturing in the short term. During the six months ended June 30, 2002, the Company obtained loans totaling $2.1 million. The loans bear interest at 1/2% above the Call Rate, as published in The Wall Street Journal, and are collateralized by the Company's available-for-sale investment portfolio. In July 2002, the Company repaid the loans using the remaining proceeds from the long-term financing discussed above.

6.   Commitments and Contingencies

     The Company is involved in various claims and legal proceedings arising in the ordinary course of business. Although it is difficult to predict the ultimate outcome of these claims, management believes, based on discussions with legal counsel, that the ultimate disposition of these claims will not have a material adverse effect on the Company's financial condition, cash flows or results of operations.

7.   Earnings (Loss) per Share

                                                                                             Per-share
                                                    Income/(Loss)          Shares              Amount
                                                    -------------          ------              ------
For the three months ended June 30, 2002
Basic and diluted loss available to
common shareholders                                  $     (2,000)        25,136,000             $-
                                                     ============       ============            ====
For the three months ended June 30, 2001
Net income                                           $    744,000
Accretion of redeemable common stock                     (269,000)
                                                     ------------
Income available to common shareholders                   475,000         25,994,000           $0.02

Effect of dilutive securities--employee and
producer stock options                                         --          3,036,000
                                                     ------------       ------------
Diluted earnings per share                           $    475,000         29,030,000           $0.02
                                                     ============       ============           =====

For the six months ended June 30, 2002
Basic and diluted loss available to common
shareholders                                            $(800,000)        25,237,000          $(0.03)
                                                     ============         ==========          ======

For the six months ended June 30, 2001
Net loss                                             $   (513,000)
Accretion of redeemable common stock                     (269,000)
                                                     ------------
Basic and diluted loss available to common
shareholders                                         $   (782,000)        25,964,000          $(0.03)
                                                     ============         ==========          ======

The diluted loss per share calculations for both the three months and six months ended June 30, 2002 exclude antidilutive stock options of 4.1 million and the diluted loss per share calculation for the six months ended June 30, 2001 excludes antidilutive stock options of 3 million.

8.   Segment Information

                                         Total Revenue                                        Net Income (Loss)
                    ----------------------------------------------------------------------------------------------------------------
                     Three Months  Three Months   Six Months   Six Months    Three Months   Three Months   Six Months   Six Months
                        Ended          Ended         Ended        Ended         Ended           Ended         Ended       Ended
                       June 30,      June 30,      June 30,     June 30,       June 30,       June 30,      June 30,     June 30,
                         2002          2001          2002         2001           2002           2001          2002         2001
                         ----          ----          ----         ----           ----           ----          ----         ----

Legacy Marketing
Group                 $ 12,066,000   $ 14,615,000  $23,413,000  $25,977,000    $   445,000   $  1,301,000   $  159,000  $ 1,135,000
Legacy Financial
Services, Inc.             589,000        507,000    1,045,000      941,000       (143,000)      (153,000)    (366,000)    (309,000)
Imagent Online, LLC         21,000              -       41,000            -       (161,000)       (52,000)    (331,000)    (294,000)
Values Financial
Network, Inc.                1,000          3,000        3,000        8,000       (155,000)      (401,000)    (288,000)    (818,000)
Other                       32,000         64,000       65,000       98,000         12,000         49,000       26,000     (227,000)
Intercompany
Eliminations              (133,000)      (121,000)    (237,000)    (216,000)             -              -            -            -
                    ----------------------------------------------------------------------------------------------------------------

Total                 $ 12,576,000   $ 15,068,000  $24,330,000  $26,808,000    $    (2,000)  $    744,000   $ (800,000)  $ (513,000)
                    ================================================================================================================

     The Legacy Marketing Group business segment includes the results of selling and administering fixed annuity and life insurance products and general corporate expenses not allocated to the Company's other segments. Previously, general corporate expenses were reported as a separate business segment. The segment disclosure for the three months and six months ended June 30, 2001 has been restated to reflect the change in the composition of reportable segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Regan Holding Corp. Consolidated

     We had consolidated net losses of $2,000 during the second quarter of 2002 compared to consolidated net income of $744,000 during the second quarter of 2001. This shift is primarily due to decreased net income at Legacy Marketing Group and increased losses at Imagent Online, LLC, partially offset by decreased start-up losses at Values Financial Network, Inc. For the six months ended June 30, 2002, we experienced net losses of $800,000 compared to net losses of $513,000 for the same period in 2001. The increased net losses are primarily due to decreased net income at Legacy Marketing Group, partially offset by decreased start-up losses at Values Financial Network, Inc. and recognition of net income by our other subsidiaries compared to net losses during 2001.

Legacy Marketing Group

     During the second quarter of 2002, Legacy Marketing Group ("Legacy Marketing") earned net income of $445,000, compared to net income of $1,301,000 during the second quarter of 2001. For the six months ended June 30, 2002, Legacy Marketing had net income of $159,000, compared to net income of $1,135,000 during the same period in 2001. These decreases are primarily due to decreased revenue, partially offset by decreased expenses.

     During the second quarter of 2002, Legacy Marketing commissions and marketing allowances decreased $2.5 million (22%) compared to the second quarter of 2001, and decreased $2.7 million (13%) during the six months ended June 30, 2002 compared to the six months ended June 30, 2001. These decreases are attributable to a decrease in sales of fixed annuity and life insurance policies. Administrative fees decreased $60,000 (2%) during the second quarter of 2002 compared to the same period in 2001 primarily due to decreased issuing fees, partially offset by increased maintenance and other fees. Administrative fees increased $52,000 (1%) during the six months ended June 30, 2002 compared to the six months ended June 30, 2001, primarily due to increased maintenance and other fees, partially offset by decreased issuing fees.

     In June 2002, Legacy Marketing entered into marketing and administrative services agreements with Investors Insurance Corporation ("IIC"), an unaffiliated insurance carrier. Under these agreements, Legacy Marketing will sell and administer annuity products on behalf of IIC. Sales on behalf of IIC began in June 2002. During the second quarter of 2002, Legacy Marketing also sold products on behalf of American National Insurance Company, Transamerica Life Insurance and Annuity Company, and John Hancock Variable Life Insurance Company.

     In December 2001, Legacy Marketing began phasing out the marketing of IL Annuity products. The phase out was completed during the first quarter of 2002. Legacy Marketing continues to administer IL Annuity products.

     As indicated below, the agreements with three of our insurance carriers generated a significant portion of our total consolidated revenue:



                        Three months ended June 30,  Six months ended June 30,
                        ---------------------------  -------------------------
                          2002               2001     2002               2001
                          ----               ----     ----               ----
Transamerica               60%               71%      62%                70%
American National          14%                6%      13%                 7%
IL Annuity                 11%               16%      13%                17%

     Although Legacy Marketing markets and administers several products on behalf of several insurance carriers, our consolidated revenues are derived primarily from sales and administration of annuity products, as indicated below:

                                                     Three months ended June 30,   Six months ended June 30,
                                                     ---------------------------   -------------------------
                                                       2002                2001       2002              2001
                                                       ----                ----       ----              ----
SelectMark(R) (sold on behalf of Transamerica)          60%                 71%        62%               70%
BenchMark(SM) (sold on behalf of American National)     13%                  4%        11%                4%
VisionMark(R) (sold on behalf of IL Annuity)             8%                 15%        12%               16%

     Legacy Marketing expenses decreased $954,000 (8%) and $950,000 (4%) during the three months and six months ended June 30, 2002 compared to the same periods in 2001. The decreases are primarily due to decreases in selling, general and administrative expenses, and depreciation and amortization. Selling, general and administrative expenses decreased $554,000 (5%) and $861,000 (4%) primarily due to decreases in occupancy, and commission expenses tied to sales of fixed annuity and life insurance products. These decreases were partially offset by increases in professional fees. Depreciation and amortization decreased $345,000 (27%) and $282,000 (13%) primarily due to higher amortization of internal use software assets during 2001.

Legacy Financial Services, Inc.

     Legacy Financial Services, Inc. ("Legacy Financial") incurred net losses of $143,000 during the second quarter of 2002 compared to net losses of $153,000 during the second quarter of 2001, primarily due to increased revenues partially offset by increased expenses. For the six months ended June 30, 2002, Legacy Financial had net losses of $366,000 compared to net losses of $309,000 during the same period in 2001, primarily due to increased expenses partially offset by increased revenues.

     Legacy Financial revenue increased $82,000 (16%) and $104,000 (11%) during the three months and six months ended June 30, 2002 compared to the same periods in 2001, primarily due to increases in the volume of sales.

     Legacy Financial expenses increased $23,000 (3%) and $161,000 (11%) during the three months and six months ended June 30, 2002 compared to the same periods in 2001. The quarter to quarter increased expenses are primarily due to an increase in other expenses, partially offset by a decrease in selling, general and administrative expenses. Other expenses increased $48,000 (200%) primarily due to increased litigation related expenses. Selling, general and administrative expenses decreased $25,000 (3%) primarily attributable to decreases in compensation due to a lower number of employees, partially offset by increases in professional fees. The year to year increased expenses are primarily due to an increase in selling, general and administrative expenses and other expenses. Selling, general and administrative expenses increased $98,000 (7%) primarily attributable to increases in professional fees and occupancy. Other expenses increased $63,000 (134%) primarily due to increased litigation related expenses.

Imagent Online, LLC

     In January 2002, Imagent Online, LLC, our wholly owned subsidiary, acquired the remaining 67% of the outstanding stock in prospectdigital, LLC for $225,000 in cash. We are accounting for this transaction as a purchase of assets.
Prospectdigital is now a wholly owned subsidiary. The results of prospectdigital's operations have been consolidated in Imagent's financial statements since that date. Prospectdigital provides an on-line marketing service to insurance agents and registered representatives selling annuities and life insurance. To date prospectdigital has had nominal revenue and has used its capital to develop software to support its business and fund operating expenses. Prior to the acquisition, Imagent owned 33% of prospectdigital and its investment was accounted for under the equity method. Imagent recorded 98.8% of the losses of prospectdigital to reflect a hypothetical liquidation at book value at each balance sheet date. During 2000, Imagent loaned $1.1 million to prospectdigital. The loan bears interest equal to the Prime Rate. In 2001, Imagent extended a $400,000 line of credit to prospectdigital. The line of credit bears interest at 8.0%. As of the acquisition date, prospectdigital had drawn $358,000 from the line of credit. Under the terms of the purchase agreement, prospectdigital remains liable for payment of $1.5 million of indebtedness, plus accrued interest, to Imagent. This amount is eliminated in consolidation. Imagent is required to pay up to $475,000, based on a percentage of future profits, to the former co-owners after prospectdigital has earned in excess of $1.5 million, plus accrued interest on its indebtedness. The fair value of non-cash assets acquired and liabilities assumed was $940,000 and $350,000.


     Imagent had net losses of $161,000 during the second quarter of 2002 compared to net losses of $52,000 during the second quarter of 2001. During the six months ended June 30, 2002, Imagent incurred net losses of $331,000 compared to net losses of $294,000 during the same period in 2001. The increased losses are primarily due to increased start-up expenses for prospectdigital.

Values Financial Network, Inc.

     Values Financial Network, Inc. incurred net losses of $155,000 during the second quarter of 2002 compared to net losses of $401,000 during the second quarter of 2001. During the six months ended June 30, 2002, Values Financial Network, Inc incurred net losses of $288,000 compared to net losses of $818,000 during the same period in 2001. The lower losses are primarily due to decreases in the number of employees, and decreases in professional fees.

Other Segments

     During the second quarter of 2002, combined net income from our other subsidiaries was $12,000, compared to combined net income of $49,000 during the second quarter of 2001. For the six months ended June 30, 2002, combined net income from our other subsidiaries was $26,000, compared to combined net losses of $227,000 during the same period in 2001. This favorable year-to-date change of $253,000 is primarily due to closing the operations of our LifeSurance Corporation subsidiary.

Liquidity and Capital Resources

     We require cash for the following purposes: (i) to fund operating expenses, which consist primarily of selling, general and administrative expenses; (ii) to purchase and develop fixed assets, primarily internal use software and computer hardware, in order to increase operational efficiency; (iii) to fund continued product development; and (iv) as a reserve to cover possible redemptions of certain shares of our common stock, which are redeemable at the option of the shareholders. Our primary source of cash is cash flows from operating activities.

     Net cash used in operating activities was $105,000 for the six months ended June 30, 2002 compared to net cash provided by operating activities of $2.7 million for the same period in 2001, primarily due to decreased operating results and increased sales support payments.

     Net cash used in investing activities was $983,000, primarily due to development of internal use software and our purchase of prospectdigital, partially offset by net sales of short-term investment-grade securities.

     Net cash provided by financing activities was $1 million. This was primarily due to proceeds from loans, partially offset by repurchases of our common stock. From time to time, to better manage cash flows, we borrow on our margin account rather than sell securities that are maturing in the short term. During the six months ended June 30, 2002, we obtained loans totaling $2.1 million. The loans bear interest at 1/2% above the Call Rate, as published in The Wall Street Journal, and are collateralized by our available-for-sale investment portfolio. In July

2002, we repaid the loans using the remaining proceeds from long-term financing discussed below.

     During 2001, we purchased the office building which houses our headquarters for $10.6 million. In conjunction with the acquisition, we entered into a loan agreement for $4.8 million. The property collateralized the loan, which bore interest at a rate equal to LIBOR plus 3.50%, adjusted monthly. Interest on the loan was due and payable monthly. The unpaid principal balance was due and payable on July 31, 2002, however we obtained long-term financing in July 2002 in the amount of $7.4 million. The new loan is payable over ten years in monthly installments of principal and interest based on a 25-year term. At the end of ten years, we must pay the balance of principal due on the loan. For the first five years, the interest rate is 6.95%. Thereafter, the interest rate is equal to LIBOR plus 2.55%, adjusted semi-annually, subject to a maximum semi-annual 1.00% increase/decrease in the interest rate. The maximum interest rate is 10.50%.

     We intend to continue to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

     We used $105,000 of cash in our operations during the six months ended June 30, 2002 and incurred consolidated net losses of $800,000. If our consolidated net losses continue, or if requests to repurchase redeemable common stock increase significantly, a cash shortfall could ultimately occur. We believe that existing cash and investment balances, together with anticipated cash flow from operations, will provide sufficient funding for the foreseeable future. However, in the event that a cash shortfall occurred, we believe that adequate financing could be obtained to meet our cash flow needs. There can be no assurances that such financing would be available on favorable terms.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

         Exhibit 10.1 Amendment Twenty-Six to the Marketing Agreement by and between Legacy Marketing Group and American National Insurance Company, dated May 2002.

         Exhibit 10.2  Amendment   Twenty-Five   to  the  Insurance   Processing
                       Agreement by and between Legacy Marketing Group and American National Insurance Company, dated May 2002.

         Exhibit 10.3 Promissory Note by and between Regan Holding Corp. and Washington Mutual Bank, FA, dated July 10, 2002.

         Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the second quarter of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         REGAN HOLDING CORP.


Date: August 13, 2002                    Signature:   /s/ R. Preston Pitts
                                                      --------------------------
                                                      R. Preston Pitts
                                                      President and Chief
                                                      Operating Officer


Date: August 13, 2002                    Signature:   /s/ G. Steven Taylor
                                                      --------------------------
                                                      G. Steven Taylor
                                                      Chief Financial Officer