Form 10-K/A
period 2001-12-31
REGAN HOLDING CORP
filed 2002-10-30
CIK 870069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                (Amendment No. 1)


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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     The aggregate market value of the voting stock held by non-affiliates of the registrant was $21,571,000 as of September 30, 2002.

     There is currently no trading market for the registrant's stock. Accordingly, the foregoing aggregate market value is based upon the price at which the registrant has repurchased its stock during the 60 days prior to the date of this filing.

     As of September 30, 2002, the number of shares outstanding of the registrant's Series A Common Stock was 24,370,000 and the number of shares outstanding of the registrant's Series B Common Stock was 569,000. The registrant has no other shares outstanding.

                                INTRODUCTORY NOTE

     This amended annual report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2001 is being filed to amend Part IV, Item 14 (Exhibits, Financial Statement Schedules, and Reports on Form 8-K) to add audited financial statements of prospectdigital, LLC, a wholly-owned subsidiary of Regan Holding Corp., as Exhibit 99.1.


                                     PART IV



Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)  Index to Exhibits and Financial Statement Schedules:

          1. The following financial statements are included in Item 8:

               (i)  Independent Accountants Report.
               (ii) Consolidated Balance Sheet as of December 31, 2001 and 2000.
               (iii)Consolidated  Statement  of  Operations  for the years ended
                    December 31, 2001, 2000, and 1999.
               (iv) Consolidated Statement of Shareholders' Equity for the years ended December 31, 2001, 2000, and 1999.
               (v) Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000, and 1999.
               (vi) Notes to Consolidated Financial Statements.

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

     10(b)(5)      Amendment Six to Marketing Agreement with American National
                   Insurance Company (5)
     10(b)(6)      Amendment Seven to Marketing Agreement with American National
                   Insurance Company.(2)
     10(b)(7)      Amendment Eight to Marketing Agreement with American National
                   Insurance Company.(3)
     10(b)(8)      Amendment Nine to Marketing Agreement with American National
                   Insurance Company.(3)
     10(b)(9)      Amendment Ten to Marketing Agreement with American National
                   Insurance Company.(4)
     10(b)(10)     Amendment Eleven to Marketing Agreement with American
                   National Insurance Company.(9)
     10(b)(11)     Amendment Twelve to Marketing Agreement with American
                   National Insurance Company.(9)
     10(b)(12)     Amendment Thirteen to Marketing Agreement with American
                   National Insurance Company. (10)
     10(b)(13)     Amendment Fourteen to Marketing Agreement with American
                   National Insurance Company. (11)
     10(b)(14)     Amendment Sixteen to Marketing Agreement with American
                   National Insurance Company. (12)
     10(b)(15)     Amendment Seventeen to Marketing Agreement with American
                   National Insurance Company. (13)
     10(b)(16)     Amendment Eighteen to Marketing Agreement with American
                   National Insurance Company. (13)
     10(b)(17)     Amendment Nineteen to Marketing Agreement with American
                   National Insurance Company. (14)
     10(b)(18)     Amendment Twenty to Marketing Agreement with American
                   National Insurance Company. (15)
     10(b)(19)     Amendment Twenty One to Marketing Agreement with American
                   National Insurance Company. (16)
     10(b)(20)     Amendment Twenty Two to Marketing Agreement with American
                   National Insurance Company. (17)
     10(b)(21)     Amendment Twenty Three to Marketing Agreement with American
                   National Insurance Company. (17)
     10(b)(22)     Amendment Twenty Four to Marketing Agreement with American
                   National Insurance Company. (18)
     10(b)(23)     Amendment Twenty Five to the Marketing Agreement with
                   American National Insurance Company. (19)
     10(b)(24)     Amendment Twenty Six to the Marketing Agreement by and
                   between Legacy Marketing Group and American National
                   Insurance Company. (20)

     10(b)(25)     Amendment Twenty Seven to the Marketing Agreement by and
                   between Legacy Marketing Group and American National
                   Insurance Company.

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

---------------
(1) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1994.
(2) Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months ended March 31, 1998.
(3) Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months and six months ended June 30, 1998.
(4) Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months and nine months ended September 30, 1998.
(5) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1998.
(6) Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months ended March 31, 1999.
(7) Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months and six months ended June 30, 1999.
(8) Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months and nine months ended September 30, 1999.
(9) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1999.
(10) Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months ended March 31, 2000.
(11) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the three months and six months ended June 30, 2000.
(12) Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months and nine months ended September 30, 2000.
(13) Incorporated herein by reference to the Company's Form S-1/A Post Effective Amendment No. 1, dated February 2, 2001.
(14) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 2000.
(15) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the three months ended March 31, 2001.
(16) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the six months ended June 30, 2001.
(17) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the nine months ended September 30, 2001.
(18) Incorporated herein by reference to the Company's Form S-2/A, Amendment No. 2, dated February 11, 2002.
(19) Incorporated herein by reference to the Company's annual report or Form 10-K for the year ended December 31, 2001.
(20) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the three months and six months ended June 30, 2002.

     10(c)(11) Amendment Ten to Insurance Processing Agreement with American
               National Insurance Company.(4)
     10(c)(12) Amendment Eleven to Insurance Processing Agreement with American
               National Insurance Company.(4)
     10(c)(13) Amendment Twelve to Insurance Processing Agreement with American
               National Insurance Company. (5)
     10(c)(14) Amendment Thirteen to Insurance Processing Agreement with
               American National Insurance Company. (6)
     10(c)(15) Amendment Fifteen to Insurance Processing Agreement with American
               National Insurance Company.(7)
     10(c)(16) Amendment Sixteen to Insurance Processing Agreement with American
               National Insurance Company. (9)
     10(c)(17) Amendment Seventeen to Insurance Processing Agreement with
               American National Insurance Company. (9)
     10(c)(18) Amendment Eighteen to Insurance Processing Agreement with
               American National Insurance Company. (10)
     10(c)(19) Amendment Nineteen to Insurance Processing Agreement with
               American National Insurance Company. (11)
     10(c)(20) Amendment Twenty to Insurance Processing Agreement with American
               National Insurance Company. (12)
     10(c)(21) Amendment Twenty One to Insurance Processing Agreement with
               American National Insurance Company.(14)
     10(c)(22) Amendment Twenty Two to Insurance Processing Agreement with
               American National Insurance Company.(14)
     10(c)(23) Amendment Twenty Three to Insurance Processing Agreement with
               American National Insurance Company.(15)
     10(c)(24) Amendment Twenty Four to Insurance Processing Agreement with
               American National Insurance Company.(16)

     10(c)(25) Amendment Twenty Five to Insurance Processing Agreement with
               American National Insurance Company.(17)
     10(c)(26) Amendment Twenty Six to Insurance Processing Agreement with
               American National Insurance Company.
     10(d)     Form of  Producer  Agreement.(1)
     10(e)     Settlement Agreement dated June 18, 1993, among the State of
               Georgia as receiver for and on behalf of Old Colony Life
               Insurance Company, other related parties and the Company.(1)
     10(f)     401(K) Profit Sharing Plan & Trust dated July 1, 1994.(1)
     10(g)     Marketing Agreement effective January 1, 1996 between IL Annuity and Insurance Company and the Company.(2)
     10(h)     Insurance Processing Agreement effective January 1, 1996 between
               IL Annuity and Insurance Company and the Company.(2)
     10(i)     Marketing Agreement effective May 29, 1998 between Transamerica
               Life Insurance and Annuity Company and Legacy Marketing Group.(3)
     10(i)(1)  Amendment Two to Marketing Agreement with Transamerica Life
               Insurance and Annuity Company.(12)
     10(i)(2)  Amendment Three to Marketing Agreement with Transamerica Life
               Insurance and Annuity Company.(14)
     10(j)(1)  Administrative Services Agreement effective May 29, 1998 between
               Transamerica Life Insurance and Annuity Company and Legacy
               Marketing Group, as amended.(3)
     10(j)(2)  Amendment to the Administrative Services Agreement with
               Transamerica Life Insurance and Annuity Company.(4)
     10(j)(3)  Amendment Two to the Administrative Services Agreement with
               Transamerica Life Insurance and Annuity Company.(4)
     10(j)(4)  Amendment Three to Administrative Services Agreement with
               Transamerica Life Insurance and Annuity Company. (12)
     10(j)(5)  Amendment Four to Administrative Services Agreement with
               Transamerica Life Insurance and Annuity Company.(14)
     10(k)(1)  Agreement of Purchase and Sale, dated March 8, 2001, by and between Regan Holding Corp. and G & W/Lakeville Corporate
               Center, LLC. (13)
     10(k)(2)  Promissory Note by and between Regan Holding Corp. and Washington
               Mutual Bank FA dated July 10, 2002.(17)
     10(l)     Producer Stock Award and Stock Option Plan, as amended.(8)
     10(m)     1998 Stock Option Plan, as amended.(8)
     21        Subsidiaries of the Registrant(16)
     99.1      Prospectdigital, LLC audited financial statements.
     99.2      Certification pursuant to 18 U.S.C. Section 1350.
     99.3      Certification pursuant to 18 U.S.C. Section 1350.


---------------
(1) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1994.
(2) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1995.
(3) Incorporated herein by reference to the Company's Form 8-K, dated June 1, 1998.
(4) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1999.
(5) Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months ended March 31, 2000.
(6) Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months and six months ended June 30, 2000.
(7) Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months and nine months ended September 30, 2000.
(8) Incorporated herein by reference to the Company's Definitive Proxy Statement dated July 31, 2001.
(9) Incorporated herein by reference to the Company's Form S-1/A Post Effective Amendment No. 1, dated February 2, 2001.
(10) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 2000.
(11) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the three months ended March 31, 2001.
(12) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the six months ended June 30, 2001.
(13) Incorporated herein by reference to the Company's Form 8-K, dated June 21, 2001.
(14) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the nine months ended September 30, 2001.
(15) Incorporated herein by reference to the Company's Form S-2/A, Amendment No. 2, dated February 11, 2002.
(16) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 2001.
(17) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the three months and six months ended June 30, 2002

      (b) Reports on Form 8-K filed during the quarter ended December 31, 2001.

           None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           REGAN HOLDING CORP.


           By: /s/ Lynda L. Regan                         Date: October 23, 2002
           ------------------------------------
           Lynda L. Regan
           Chairman and Chief Executive Officer

     I, Lynda L. Regan, certify that:

     (1) I have reviewed this amended annual report on Form 10-K/A of Regan Holding Corp.;

     (2) Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report; and

     (3) Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.

Date:  October 23, 2002


                                            /s/ Lynda L. Regan
                                            ------------------------
                                            Lynda L. Regan
                                            Chairman and Chief Executive Officer