Form 10-Q
period 2002-09-30
REGAN HOLDING CORP
filed 2002-11-12
CIK 870069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
         ____________.

                          Commission file number 0-4366

                               Regan Holding Corp.
             (Exact name of registrant as specified in its charter)

                California                             68-0211359
                ----------                             ----------
     (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)               Identification No.)

   2090 Marina Avenue, Petaluma, California              94954
   ----------------------------------------              -----
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

                               Yes __X__ No ______

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes _____ No ___X__

                      Applicable Only To Corporate Issuers:

         Indicate the number of shares outstanding of the registrant's common stock, as of November 11, 2002:

              Common Stock-Series A             24,365,000
              Common Stock-Series B                569,000

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                                                    September 30, 2002      December 31, 2001
                                                                    ------------------      -----------------
                                                                       (Unaudited)
Assets
Cash and cash equivalents                                              $  1,870,000         $  1,376,000
Trading investments                                                       3,859,000                   --
Available-for-sale investments                                            5,354,000           12,571,000
Accounts receivable                                                       2,239,000            2,500,000
Prepaid expenses and deposits                                             1,963,000            1,057,000
Income taxes receivable                                                     668,000               76,000
                                                                       ------------         ------------
    Total current assets                                                 15,953,000           17,580,000
                                                                       ------------         ------------
Net fixed assets                                                         25,951,000           24,047,000
Deferred tax assets                                                       1,723,000            1,529,000
Intangible assets                                                         1,556,000            1,370,000
Other assets                                                              1,612,000            1,501,000
                                                                       ------------         ------------
    Total non current assets                                             30,842,000           28,447,000
                                                                       ------------         ------------
    Total assets                                                       $ 46,795,000         $ 46,027,000
                                                                       ============         ============

Liabilities, redeemable common stock, and
shareholders' equity
Liabilities
Accounts payable and accrued liabilities                               $  8,273,000         $  8,069,000
Loans payable                                                             1,040,000            4,750,000
                                                                       ------------         ------------
    Total current liabilities                                             9,313,000           12,819,000
                                                                       ------------         ------------
Deferred compensation payable                                             3,862,000            4,356,000
Other liabilities                                                           262,000              222,000
Note payable                                                              7,333,000                   --
                                                                       ------------         ------------
    Total non current liabilities                                        11,457,000            4,578,000
                                                                       ------------         ------------
    Total liabilities                                                    20,770,000           17,397,000
                                                                       ------------         ------------

Redeemable common stock, Series A and B                                  10,224,000           11,124,000
                                                                       ------------         ------------

Shareholders' equity
Preferred stock, no par value: Authorized: 100,000,000 shares
  No shares issued or outstanding                                                --                   --
Series A common stock, no par value:
  Authorized: 45,000,000 shares, Issued and outstanding:
  20,495,000 shares and 20,769,000 shares at September 30, 2002
  and December 31, 2001                                                   3,324,000            3,596,000
Common stock committed                                                       25,000               25,000
Paid-in capital                                                           6,496,000            6,424,000
Retained earnings                                                         6,026,000            7,405,000
Accumulated other comprehensive income (loss), net                          (70,000)              56,000
                                                                       ------------         ------------
    Total shareholders' equity                                           15,801,000           17,506,000
                                                                       ------------         ------------
    Total liabilities, redeemable common stock, and
    shareholders' equity                                               $ 46,795,000         $ 46,027,000
                                                                       ============         ============

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                            For the Three Months Ended            For the Nine Months Ended
                                                                  September 30,                          September 30,
                                                                  -------------                          -------------
                                                              2002             2001                 2002             2001
                                                              ----             ----                 ----             ----
Revenue
   Marketing allowances                                  $  4,602,000     $  7,303,000         $ 14,657,000      $ 19,600,000
   Commissions                                              3,913,000        4,584,000           12,223,000        13,211,000
   Administrative fees                                      2,904,000        3,119,000            8,691,000         8,854,000
   Other income                                                86,000          102,000              264,000           244,000
                                                         ------------     ------------         ------------      ------------
     Total revenue                                         11,505,000       15,108,000           35,835,000        41,909,000
                                                         ------------     ------------         ------------      ------------

Expenses
   Selling, general and administrative                     10,468,000       11,676,000           32,761,000        35,382,000
   Depreciation and amortization                            1,129,000        1,249,000            3,218,000         3,627,000
   Other                                                      602,000          646,000            2,169,000         2,466,000
                                                         ------------     ------------         ------------      ------------
     Total expenses                                        12,199,000       13,571,000           38,148,000        41,475,000
                                                         ------------     ------------         ------------      ------------
Operating income (loss)                                      (694,000)       1,537,000           (2,313,000)          434,000
                                                         ------------     ------------         ------------      ------------

Other income
Investment income, net                                         93,000           85,000              490,000           373,000
Interest expense                                              (26,000)          (5,000)             (60,000)          (33,000)
                                                         ------------     ------------         ------------      ------------
     Total other income, net                                   67,000           80,000              430,000           340,000
                                                         ------------     ------------         ------------      ------------

Income (Loss) before income taxes                            (627,000)       1,617,000           (1,883,000)          774,000
Provision for (Benefit from) income taxes                    (232,000)         638,000             (688,000)          315,000
                                                         ------------     ------------         ------------      ------------
Net income (loss)                                        $   (395,000)    $    979,000         $ (1,195,000)     $    459,000
                                                         ============     ============         ============      ============

Basic earnings (loss) per share:
Earnings (loss) available for common shareholders        $      (0.02)    $       0.04         $      (0.05)     $       0.01

Weighted average shares outstanding                        24,991,000       25,824,000           25,154,000        25,936,000

Diluted earnings (loss) per share:
Earnings (loss) available for common shareholders        $      (0.02)    $       0.03         $      (0.05)     $       0.01

Weighted average shares outstanding                        24,991,000       28,725,000           25,154,000        28,928,000

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                           Series A Common Stock
                                           ---------------------                                         Accumulated
                                                                     Common                                  Other
                                                                      Stock      Paid-in     Retained   Comprehensive
                                         Shares         Amount      Committed    Capital     Earnings    Income (Loss)      Total
                                         ------         ------      ---------    -------     --------    -------------      -----
Balance January 1, 2002               20,769,000     $ 3,596,000   $  25,000   $ 6,424,000  $ 7,405,000    $  56,000   $ 17,506,000

  Comprehensive losses, net of tax:
    Net loss                                                                                 (1,195,000)                 (1,195,000)
    Net unrealized gains
      on investments                                                                                           6,000          6,000
    Less: reclassification
      adjustment for gains
      included in net loss                                                                                  (132,000)      (132,000)
                                                                                                                        ------------
        Total comprehensive loss                                                                                         (1,321,000)
    Retirement upon redemption          (274,000)       (272,000)                   68,000     (184,000)                   (388,000)
    Non-employee stock option
      expense                                                                        4,000                                    4,000
                                      ----------     -----------   ---------   -----------  -----------    ---------    -----------
    Balance September 30, 2002
      (unaudited)                     20,495,000     $ 3,324,000   $  25,000   $ 6,496,000  $ 6,026,000    $ (70,000)   $15,801,000
                                      ==========     ===========   =========   ===========  ===========    =========    ===========


                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                For the Nine Months Ended September 30,
                                                                                    2002                   2001
                                                                                    ----                   ----
Cash flows from operating activities:
Net income (loss)                                                                $ (1,195,000)        $    459,000
Adjustments to reconcile net income (loss) to cash provided by (used in)
operating activities:
     Depreciation and amortization                                                  3,218,000            3,627,000
     Losses on write-off of fixed assets                                              243,000              341,000
     Losses on equity investee                                                           --                709,000
     Common stock awarded to producers                                                   --                 50,000
     Producer stock option expense                                                      4,000               96,000
     Amortization/accretion of investments                                             57,000                9,000
     Realized (gains) losses on sales of investments, net                            (219,000)             138,000
     Unrealized losses on trading securities, net                                   1,226,000                 --
Changes in operating assets and liabilities:
     Purchases of trading securities                                               (5,381,000)                --
     Proceeds from sales and maturities of trading securities                         318,000                 --
     Accounts receivable                                                              261,000              304,000
     Prepaid expenses and deposits                                                   (906,000)             191,000
     Income taxes receivable and payable                                             (592,000)           4,083,000
     Deferred tax assets                                                             (111,000)            (116,000)
     Accounts payable and accrued liabilities                                         204,000             (391,000)
     Deferred compensation payable                                                   (494,000)             584,000
     Other operating assets and liabilities                                          (817,000)            (632,000)
                                                                                 ------------         ------------
         Net cash provided by (used in) operating activities                       (4,184,000)           9,452,000
                                                                                 ------------         ------------
Cash flows from investing activities:
Purchases of available-for-sale securities                                           (959,000)          (7,626,000)
Proceeds from sales and maturities of available-for-sale securities                 8,107,000            7,120,000
Purchases of fixed assets                                                          (4,580,000)         (14,572,000)
Acquisition of prospectdigital assets                                                (225,000)                --
Proceeds from qualified intermediary used for building purchase                          --              5,750,000
Equity in and advances to investee                                                       --               (283,000)
                                                                                 ------------         ------------
         Net cash provided by (used in) investing activities                        2,343,000           (9,611,000)
                                                                                 ------------         ------------
Cash flows from financing activities:
Proceeds from loans payable                                                         4,831,000            5,250,000
Payments toward loans payable                                                      (8,541,000)          (2,765,000)
Proceeds from note payable                                                          7,350,000                 --
Payments toward note payable                                                          (17,000)                --
Repurchases of common stock                                                        (1,288,000)            (653,000)
                                                                                 ------------         ------------
         Net cash provided by financing activities                                  2,335,000            1,832,000
                                                                                 ------------         ------------
Net increase in cash and cash equivalents                                             494,000            1,673,000
Cash and cash equivalents, beginning of period                                      1,376,000            1,882,000
                                                                                 ------------         ------------
Cash and cash equivalents, end of period                                         $  1,870,000         $  3,555,000
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

     The statements are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company's consolidated financial position and results of operations. The results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year. Users of these Consolidated Financial Statements are encouraged to refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for additional disclosure. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2.   Investments

     The Company's investments are classified as either available-for-sale or trading securities, and are carried at fair value. For available-for-sale securities, net unrealized gains and losses are reported as a separate component of shareholders' equity. For trading securities, net unrealized gains and losses are reported as investment income or loss.

3.   Goodwill and Other Intangible Assets

     On January 1, 2002, the Company adopted Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. FAS 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. As of September 30, 2002, the balance of intangible assets included $1.2 million of goodwill that was being amortized over ten years prior to January 1, 2002. As required by FAS 142, the Company is no longer amortizing goodwill. The Company completed a transitional goodwill impairment test during the six months ended June 30, 2002 and determined that goodwill was not impaired. As required by FAS 142, the Company will perform an annual goodwill impairment test by December 31, 2002.

     The following  table  provides  comparative  net income (loss) and earnings
     (loss) per share had the non-amortization provision of FAS 142 been adopted for all periods presented:

                                           For the Three Months          For the Nine Months        For the Year
                                                  Ended                        Ended                    Ended
                                               September 30,               September 30,             December 31,
                                           2002          2001             2002         2001             2001
                                           ----          ----             ----         ----             ----

   Net income (loss)                  $  (395,000)   $  979,000      $ (1,195,000)   $  459,000     $ (348,000)
   Adjustments:
     Goodwill amortization, net of
     tax benefit of $13,000,
     $39,000, and $52,000 for the
     three months ended
     September 30, 2001, nine months
     ended September 30, 2001 and
     year ended December 31, 2001              --        20,000                --        59,000         78,000
                                      -----------    ----------      ------------    ----------     ----------
   Adjusted net income (loss)         $  (395,000)   $  999,000      $ (1,195,000)   $  518,000     $ (270,000)
                                      ===========    ==========      ============    ==========     ==========

   Basic earnings (loss) per share:
   Reported basic earnings (loss)
   per share                          $     (0.02)   $     0.04      $      (0.05)   $     0.01     $    (0.03)
   Adjusted basic earnings (loss)
   per share                          $     (0.02)   $     0.04      $      (0.05)   $     0.01     $    (0.03)

   Diluted earnings (loss) per share:
   Reported diluted earnings (loss)
   per share                          $     (0.02)   $     0.03      $      (0.05)   $     0.01     $    (0.03)
   Adjusted diluted earnings (loss)
   per share                          $     (0.02)   $     0.03      $      (0.05)   $     0.01     $    (0.03)

         There was no amortization of goodwill for the years ended December 31, 2000 and 1999.

4.   Acquisition of prospectdigital, LLC

     In January 2002, the Company acquired, through its wholly owned subsidiary, Imagent Online, LLC, the remaining 67% of the outstanding capital of prospectdigital, LLC for $225,000 in cash. The Company has accounted for this transaction as a purchase of assets. Prospectdigital is now a wholly owned subsidiary. The results of prospectdigital's operations have been included in the Consolidated Financial Statements since the date of acquisition. Prospectdigital provides an on-line marketing service to insurance agents and registered representatives selling annuities and life insurance. To date prospectdigital has had nominal revenue and has used its capital to develop software to support its business and incur operating expenses. Prior to the acquisition, the Company owned 33% of prospectdigital and its investment was accounted for under the equity method. The Company recorded 98.8% of the losses of prospectdigital to reflect a hypothetical liquidation at book value at each balance sheet date. During 2000, the Company loaned $1.1 million to prospectdigital. The loan bears interest equal to the Prime Rate. In 2001, the Company extended a $400,000 line of credit to prospectdigital. The line of credit bears interest at 8.0%. As of the acquisition date, prospectdigital had drawn $358,000 from the line of credit. Under the terms of the purchase agreement, prospectdigital remains liable for payment of $1.5 million of indebtedness, plus accrued interest, to the Company. This amount is eliminated in consolidation. The Company is required to pay up to $475,000, based on a percentage of future profits, to the former co-owners after prospectdigital has earned in excess of $1.5 million, plus accrued interest on its indebtedness. The fair value of non-cash assets acquired and liabilities assumed was $940,000 and $350,000.

5.   Loans Payable and Note Payable

     From time to time, to better manage cash flows, the Company borrows on its margin account rather than sell securities that are maturing in the short term. As of September 30, 2002, the Company had $1 million outstanding. The loans bear interest at 1/2% above the Call Rate, as published in The Wall Street Journal, and are collateralized by the Company's investment portfolio.

     During 2001, the Company purchased the office building which houses its headquarters for $10.6 million. In conjunction with the acquisition, the Company entered into a bridge loan agreement for $4.8 million. In July 2002, the Company replaced the bridge loan with permanent financing in the amount of $7.4 million. This note is payable over ten years in monthly installments of principal and interest based on a 25-year term. At the end of ten years, the Company must pay the balance of principal due on the note. For the first five years, the interest rate is 6.95%. Thereafter, the interest rate is equal to LIBOR plus 2.55%, adjusted semi-annually, subject to a maximum semi-annual 1.00% increase/decrease in the interest rate. The maximum interest rate is 10.50%.

6.   Commitments and Contingencies

     The Company is involved in various claims and legal proceedings arising in the ordinary course of business. Although it is difficult to predict the ultimate outcome of these claims, management believes, based on discussions with legal counsel, that the ultimate disposition of these claims will not have a material adverse effect on its financial condition, cash flows or results of operations.

7.   Earnings (Loss) per Share


                                                                                            Per-share
                                                          Income/(Loss)       Shares         Amount
                                                          -------------       ------         ------
For the three months ended September 30, 2002
Basic and diluted loss available to common
shareholders                                              $  (395,000)      24,991,000      $ (0.02)

For the three months ended September 30, 2001
Income available to common shareholders                   $   979,000       25,824,000      $  0.04
Effect of dilutive securities-- employee and
producer stock options                                                       2,901,000
                                                          -----------       ----------      -------
Diluted earnings per share                                $   979,000       28,725,000      $  0.03
                                                          ===========       ==========      =======

For the nine months ended September 30, 2002
Basic and diluted loss available to common
shareholders                                              $(1,195,000)      25,154,000      $ (0.05)
                                                          ===========       ==========      =======

For the nine months ended September 30, 2001
Basic earnings per share                                  $   459,000
Accretion of redeemable common stock                         (269,000)
                                                          -----------
Income available to common shareholders                       190,000       25,936,000      $  0.01
Effect of dilutive securities-- employee and
producer stock options                                                       2,992,000
                                                          -----------       ----------      -------
Diluted earnings per share                                $   190,000       28,928,000      $  0.01
                                                          ===========       ==========      =======

The diluted loss per share calculations for both the three months and nine months ended September 30, 2002 exclude antidilutive stock options of 4.1 million.

8.   Segment Information

                                        Total Revenue                                        Net Income (Loss)
                    -------------------------------------------------------- -----------------------------------------------------
                    Three Months   Three Months    Nine Months  Nine Months   Three Months  Three Months   Nine Months  Nine Months
                        Ended          Ended         Ended         Ended         Ended         Ended         Ended        Ended
                    September 30,  September 30, September 30, September 30, September 30, September 30, September 30, September 30,
                         2002           2001          2002          2001          2002          2001          2002         2001
                         ----           ----          ----          ----          ----          ----          ----         ----
Legacy Marketing
Group                $ 11,033,000   $ 14,730,000  $ 34,446,000  $ 40,706,000   $   (2,000)   $ 1,716,000   $   157,000  $ 2,873,000
Legacy Financial
Services, Inc.            562,000        492,000     1,607,000     1,433,000     (119,000)      (268,000)     (485,000)    (599,000)
Imagent Online, LLC        20,000             --        61,000            --     (160,000)      (110,000)     (491,000)    (404,000)
Values Financial
Network, Inc.               2,000         17,000         5,000        24,000     (133,000)      (207,000)     (421,000)  (1,025,000)
Other                      39,000         32,000       104,000       124,000       19,000       (152,000)       45,000     (386,000)
Intercompany
Eliminations            (151,000)      (163,000)      (388,000)     (378,000)           --            --            --           --
                     ------------   ------------  ------------  ------------   -----------   -----------   -----------   ----------

Total                $ 11,505,000   $ 15,108,000  $ 35,835,000  $ 41,909,000   $ (395,000)   $   979,000   $(1,195,000)  $ 459,000
                     ============   ============  ============  ============   ===========   ===========   ===========   =========

                            Total Assets
                     ----------------------------
                      September 30,   December 31,
                          2002            2001
                          ----            ----
Legacy Marketing
Group                $ 62,238,000    $61,331,000
Legacy Financial
Services, Inc.          1,213,000      1,631,000
Imagent Online, LLC     1,980,000      1,114,000
Values Financial
Network, Inc.           3,906,000      4,012,000
Other                     207,000        244,000
Intercompany
Eliminations          (22,749,000)   (22,305,000)
                     ------------    -----------

Total                $ 46,795,000   $ 46,027,000
                     ============   ============

         The Legacy Marketing Group business segment includes the results of selling and administering fixed annuity and life insurance products and general corporate expenses not allocated to the Company's other segments. Previously, general corporate expenses were reported as a separate business segment. The segment disclosure for the three months and nine months ended September 30, 2001 has been restated to reflect the change in the composition of reportable segments.

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

Regan Holding Corp. Consolidated

         We had consolidated net losses of $395,000 during the third quarter of 2002 compared to consolidated net income of $979,000 during the third quarter of 2001. This decrease is primarily due to an operating loss at Legacy Marketing Group compared to income during the third quarter of 2001, partially offset by recognition of income in our Other Segments during the third quarter of 2002 compared to losses during the same period in 2001, and decreased losses at Legacy Financial Services, Inc. For the nine months ended September 30, 2002, we experienced net losses of $1.2 million compared to net income of $459,000 for the same period in 2001. This decrease is primarily due to decreased net income at Legacy Marketing Group, partially offset by decreased losses at Values Financial Network, Inc. and recognition of income in our Other Segments during the nine months ended September 30, 2002 compared to losses during the same period in 2001.

Legacy Marketing Group

         During the third quarter of 2002, Legacy Marketing Group ("Legacy Marketing") had a nominal net loss, compared to net income of $1.7 million during the third quarter of 2001. For the nine months ended September 30, 2002, Legacy Marketing had net income of $157,000, compared to net income of $2.9 million during the same period in 2001. These decreases are primarily due to decreased revenue, partially offset by decreased expenses.

         During the third quarter of 2002, Legacy Marketing commissions and marketing allowances decreased $3.5 million (30%) compared to the third quarter of 2001, and decreased $6.1 million (19%) during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. These decreases are attributable to a decrease in sales of fixed annuity and life insurance policies. Administrative fees decreased $215,000 (7%) and $163,000 (2%) during the three months and nine months ended September 30, 2002 compared to the same periods in 2001 primarily due to decreased issuing and other fees, partially offset by increased maintenance fees.

         In June 2002, Legacy Marketing entered into marketing and administrative services agreements with Investors Insurance Corporation ("IIC"), an unaffiliated insurance carrier. Under these agreements, Legacy Marketing will sell and administer annuity products on behalf of IIC. Sales on behalf of IIC began in June 2002 and were nominal through September 30, 2002. During the second and third quarters of 2002, Legacy Marketing also sold products on behalf of American National Insurance Company, Transamerica Life Insurance and Annuity Company, and John Hancock Variable Life Insurance Company.

         In December 2001, Legacy Marketing began phasing out the marketing of IL Annuity products. The phase out was completed during the first quarter of 2002. Legacy Marketing continues to administer IL Annuity products.

         As indicated below, the agreements with four of our insurance carriers generated a significant portion of our total consolidated revenue:

                                    Three months ended         Nine months ended
                                       September 30,             September 30,
                                     2002         2001         2002         2001
                                     ----         ----         ----         ----
Transamerica                          47%         65%           57%          68%
American National                     20%          6%           15%           6%
IL Annuity                            11%         22%           13%          19%
John Hancock                          12%          -             8%           -

         Although Legacy Marketing markets and administers several products on behalf of several insurance carriers, our consolidated revenues are derived primarily from sales and administration of annuity products, as indicated below:

                                                        Three months ended       Nine months ended
                                                           September 30,           September 30,
                                                         2002        2001        2002         2001
                                                         ----        ----        ----         ----
SelectMark(R) (sold on behalf of Transamerica)           43%          65%         56%          68%
BenchMark(SM) (sold on behalf of American National)      19%           4%         14%           4%
VisionMark(R) (sold on behalf of IL Annuity)              8%          22%         12%          18%
AssureMark(SM) (sold on behalf of John Hancock)          12%           -           8%           -

         Legacy Marketing expenses decreased $852,000 (7%) and $1.6 million (4%) during the three months and nine months ended September 30, 2002 compared to the same periods in 2001. The quarter to quarter decreases are primarily due to decreases in selling, general and administrative expenses. Selling, general and administrative expenses decreased $831,000 (8%) primarily due to decreases in compensation due to a lower number of employees, and decreased professional fees, partially offset by increased sales promotion and support expenses. The year to date decrease is primarily due to lower selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.5 million (5%) primarily due to lower professional fees.

Legacy Financial Services, Inc.

         Legacy Financial Services, Inc. ("Legacy Financial") incurred net losses of $119,000 during the third quarter of 2002 compared to net losses of $268,000 during the third quarter of 2001. For the nine months ended September 30, 2002, Legacy Financial had net losses of $485,000 compared to net losses of $599,000 during the same period in 2001. The reduced net losses are primarily due to increased revenues and decreased expenses.

         Legacy Financial revenue increased $70,000 (14%) and $174,000 (12%) during the three months and nine months ended September 30, 2002 compared to the same periods in 2001, primarily due to increases in the volume of sales.

         Legacy Financial expenses decreased $188,000 (20%) and $48,000 (2%) during the three months and nine months ended September 30, 2002 compared to the same periods in 2001. The decrease in quarter to quarter expenses is primarily due lower selling, general and administrative expenses, and other expenses. The decrease in selling, general and administrative expenses of $119,000 (16%) is primarily attributable to decreased rent, sales conference expenses, professional fees, and decreases in compensation due to a lower number of employees. Other expenses decreased $69,000 (39%) primarily due to increased intercompany management fees. The lower year to date expenses are primarily due to decreases in compensation, as discussed above.

Imagent Online, LLC

         In January 2002, Imagent Online, LLC, our wholly owned subsidiary, acquired the remaining 67% of the outstanding capital in prospectdigital, LLC for $225,000 in cash. We are accounting for this transaction as a purchase of assets. Prospectdigital is now a wholly owned subsidiary. The results of prospectdigital's operations have been consolidated in Imagent's financial statements since that date. Prospectdigital provides an on-line marketing service to insurance agents and registered representatives selling annuities and life insurance. To date prospectdigital has had nominal revenue and has used its capital to develop software to support its business and incur operating expenses. Prior to the acquisition, Imagent owned 33% of prospectdigital and its investment was accounted for under the equity method. Imagent recorded 98.8% of the losses of prospectdigital to reflect a hypothetical liquidation at book value at each balance sheet date. During 2000, Imagent loaned $1.1 million to prospectdigital. The loan bears interest equal to the Prime Rate. In 2001, Imagent extended a $400,000 line of credit to prospectdigital. The line of credit bears interest at 8.0%. As of the acquisition date, prospectdigital had drawn $358,000 from the line of credit. Under the terms of the purchase agreement, prospectdigital remains liable for payment of $1.5 million of indebtedness, plus accrued interest, to Imagent. This amount is eliminated in consolidation. Imagent is required to pay up to $475,000, based on a percentage of future profits, to the former co-owners after prospectdigital has earned in excess of $1.5 million, plus accrued interest on its indebtedness. The fair value of non-cash assets acquired and liabilities assumed was $940,000 and $350,000.

         Imagent had net losses of $160,000 during the third quarter of 2002 compared to net losses of $110,000 during the third quarter of 2001. During the nine months ended September 30, 2002, Imagent incurred net losses of $491,000 compared to net losses of $404,000 during the same period in 2001. The increased losses are primarily due to increased start-up expenses for prospectdigital.

Values Financial Network, Inc.

         Values Financial Network, Inc. incurred net losses of $133,000 during the third quarter of 2002 compared to net losses of $207,000 during the third quarter of 2001. During the nine months ended September 30, 2002, Values Financial Network, Inc. incurred net losses of $421,000 compared to net losses of $1 million during the same period in 2001. The lower losses are primarily due to decreases in selling, general and administrative expenses.

Other Segments

         During the third quarter of 2002, combined net income from our other subsidiaries was $19,000, compared to combined net losses of $152,000 during the third quarter of 2001. For the nine months ended September 30, 2002, combined net income from our other subsidiaries was $45,000, compared to combined net losses of $386,000 during the same period in 2001. This favorable year-to-date change of $431,000 is primarily due to closing the operations of our LifeSurance Corporation subsidiary in late 2001.

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

         Net cash used in operating activities, which includes a series of transactions involving investment securities, was $4.2 million for the nine months ended September 30, 2002 compared to net cash provided of $9.5 million for the same period in 2001. Excluding the effect of these transactions, discussed below, cash provided by operating activities would have been $879,000. During 2002, we sold equity securities that were classified as available-for-sale. The proceeds from these sales are reflected as cash provided from investing activities. Subsequently, we purchased equity securities that we classified as trading securities. These purchases are reflected as cash used in operating activities. Operating cash flows were also affected by decreased operating results.

         Net cash provided by investing activities was $2.3 million, primarily due to net sales of equity securities as discussed above, offset in part by development of internal use software and our purchase of prospectdigital.
Excluding the effect of the transactions discussed above, net cash used by investing activities would have been $2.7 million.

         Net cash provided by financing activities was $2.3 million. This was primarily due to net proceeds from loans, partially offset by repurchases of our common stock. From time to time, to better manage cash flows, we borrow on our margin account rather than sell securities that are maturing in the short term. As of September 30, 2002, we had $1 million outstanding. The loans bear interest at 1/2% above the Call Rate, as published in The Wall Street Journal, and are collateralized by our investment portfolio.

         During 2001, we purchased the office building which houses our headquarters for $10.6 million. In conjunction with the acquisition, we entered into a bridge loan agreement for $4.8 million. In July 2002, we replaced the bridge loan with permanent financing in the amount of $7.4 million. The note is payable over ten years in monthly installments of principal and interest based on a 25-year term. At the end of ten years, we must pay the balance of principal due on the note. For the first five years, the interest rate is 6.95%.
Thereafter, the interest rate is equal to LIBOR plus 2.55%, adjusted semi-annually, subject to a maximum semi-annual 1.00% increase/decrease in the interest rate. The maximum interest rate is 10.50%.

         We intend to continue to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

         We used $4.2 million of cash in our operations during the nine months ended September 30, 2002 and incurred consolidated net losses of $1.2 million. If our consolidated net losses continue, or if requests to repurchase redeemable common stock increase significantly, a cash shortfall could ultimately occur. We believe that existing cash and investment balances, together with anticipated cash flow from operations, will provide sufficient funding for the foreseeable future. However, in the event that a cash shortfall occurred, we believe that adequate financing could be obtained to meet our cash flow needs. There can be no assurances that such financing would be available on favorable terms.

Item 4.  Controls and Procedures

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer
(CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report (November 12, 2002). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The following matters were submitted to a vote of our shareholders at the Annual Meeting of Shareholders held on May 24, 2002:

                                                                    For              Against          Abstain/Withheld
                                                                    ---              -------          ----------------

       1.    Election  of five  (5)  Directors  to
             hold office until the Annual  Meeting
             of  Shareholders  in 2003  and  until
             their  successors  are duly  elected.
             The nominees are listed as follows:
             a.  Lynda L. Regan                                   16,352,218             --                13,099
             b.  R. Preston Pitts                                 16,342,092             --                23,225
             c.  Ute Scott-Smith                                  16,233,923             --               131,394
             d.  J. Daniel Speight, Jr.                           16,178,739             --               186,578
             e.  Dr. Donald Ratajczak                             16,178,235             --               187,082

       2.    Ratification  of the  appointment  of
             PricewaterhouseCoopers   LLP  as  the
             Company's  independent  auditors  for
             the year ended December 31, 2002.                    16,275,350          2,609                87,358

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

        Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the third quarter of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  REGAN HOLDING CORP.

Date: November 12, 2002           Signature: /s/ R. Preston Pitts
                                             R. Preston Pitts
                                             President and Chief Operating
                                             Officer

Date: November 12, 2002           Signature: /s/ G. Steven Taylor
                                             G. Steven Taylor
                                             Chief Financial Officer

                                 CERTIFICATIONS

I, Lynda L. Regan, Chief Executive Officer of Regan Holding Corp., certify that:

         (1) I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2002 of Regan Holding Corp.;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for registrant's auditors any material weaknesses in internal controls; and

                  (b)  any  fraud,  whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

         (6) The other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                                            /s/ Lynda L. Regan
                                            Lynda L. Regan
                                            Chairman and Chief Executive Officer

I, G. Steven Taylor, Chief Financial Officer of Regan Holding Corp., certify that:

         (1) I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2002 of Regan Holding Corp.;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         (4)  The  other  certifying   officer[s]  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The other certifying officer[s] and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b)  any  fraud,  whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

         (6) The other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                                            /s/ G. Steven Taylor
                                            G. Steven Taylor
                                            Chief Financial Officer