Form 10-K
period 2002-12-31
REGAN HOLDING CORP
filed 2003-03-31
CIK 870069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of June 28, 2002.

                                   $23,429,000

There is currently no trading market for the registrant's stock. Accordingly, the foregoing aggregate market value is as of June 28, 2002 and is based upon the price at which the registrant has repurchased its stock as of the last business day of the registrant's most recently completed second fiscal quarter.

As of March 15, 2003, the number of shares outstanding of the registrant's Series A Common Stock was 24,158,000 and the number of shares outstanding of the registrant's Series B Common Stock was 560,000. The registrant has no other shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for Regan Holding Corp.'s Annual Meeting of Stockholders to be held on June 6, 2003 are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                               Page

Item 1.         Description Of Business...........................................................................4
Item 2.         Properties........................................................................................7
Item 3.         Legal Proceedings.................................................................................7
Item 4.         Submission Of Matters To A Vote Of Security Holders...............................................7
Item 5.         Market For Registrant's Common Equity And Related Shareholder Matters.............................8
Item 6.         Selected Consolidated Financial Data..............................................................8
Item 7.         Management's Discussion And Analysis Of Financial Condition And Results Of Operations.............8
Item 7a.        Quantitative And Qualitative Disclosure About Market Risk........................................19
Item 8.         Financial Statements And Supplementary Data......................................................21
Item 9.         Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.............44
Item 10.        Directors And Executive Officers Of The Company..................................................44
Item 11.        Executive Compensation...........................................................................44
Item 12.        Security Ownership Of Certain Beneficial Owners And Management...................................44
Item 13.        Certain Relationships And Related Transactions...................................................44
Item 14.        Controls And Procedures..........................................................................44
Item 15.        Exhibits, Financial Statement Schedules, And Reports On Form 8-K.................................45

                                     PART I

Item 1. Description of Business

         Except for historical information contained herein, the matters discussed in this report contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties that could cause actual results to differ materially.

General Development of Business

         Regan Holding Corp. is a non-operating holding company, incorporated in the State of California, whose primary operating subsidiaries are Legacy Marketing Group ("Legacy Marketing") and Legacy Financial Services, Inc. ("Legacy Financial"). During 2002, Legacy Marketing generated approximately 95% of our consolidated revenues. Legacy Marketing designs, markets and administers fixed annuity products on behalf of certain unaffiliated insurance carriers in each of the United States, except Alabama and New York, and the District of Columbia.

         Legacy Marketing has marketing agreements with Transamerica Life Insurance and Annuity Company, American National Insurance Company, John Hancock Variable Life Insurance Company, and Investors Insurance Corporation. The marketing agreements grant us the exclusive right to market certain fixed annuity products issued by these insurance carriers. Fixed annuity products are insurance products that are sold to purchasers in the form of insurance policies. Under the terms of these agreements, we are responsible for appointing independent insurance producers (who we refer to as "Producers") who have contracted with us to sell fixed annuity products. For these services, the insurance carriers pay us marketing allowances and commissions based on the volume of insurance policies placed inforce. We are responsible for paying sales commissions to the Producers.

         Legacy Marketing sells fixed annuity products through a network of approximately 26,000 Producers, of whom approximately 4,000 generated business for us during 2002. Each Producer has entered into a non-exclusive agreement with Legacy Marketing which defines the parties' business relationship. The agreement may be terminated with up to ninety days prior written notice by either the Producer or Legacy Marketing, with or without cause.

         Our sales network is built on a multi-level structure in which Producers may sponsor other Producers. Sponsored Producers are referred to as "downline" Producers within the sponsoring Producer's network. Sponsored Producers may also sponsor other Producers, creating a hierarchy under the original sponsoring Producer. The Producer contract contains a nine-level design in which a Producer may advance from one level to the next based on sales commission amounts and the size of the Producer's downline network. As a Producer advances to higher levels within the system, he receives higher commissions on sales made through his downline network. This creates a financial incentive for Producers to build a hierarchy of downline Producers, which contributes to their financial growth and to the growth of Legacy Marketing. If a Producer leaves the network, his downline can still receive sales commissions. Advancements to higher levels can occur as often as every three months. Producers at the highest levels are called "Wholesalers." We had approximately 500 Wholesalers who generated business for Legacy Marketing during 2002.

         We provide tools and services that assist Wholesalers with recruiting, training and support responsibilities associated with the Producers in their hierarchy. In addition, we assist Producers with programs designed to increase their sales and better serve their clients. Recruiting and training programs include visual presentations, product videos and seminars, advertising material guidelines and sales flip charts. We also produce product information, sales brochures, pre-approved advertisements and recruiting material.

         Legacy Marketing also assists the insurance carriers in product design and development. Our marketing and actuarial departments work with the insurance carriers to design proprietary fixed annuity products to be marketed by Legacy Marketing. All of these products include guarantees for the benefit of policyholders. Although the guarantees are known as Legacy's Cornerstone Guarantees, they are guaranteed by the issuing insurance carriers. Legacy's Cornerstone Guarantees generally include:

     o    a contractually guaranteed minimum interest rate,

     o    a contractually guaranteed maximum administrative fee, and

     o    the ability to allocate among various cash value strategies.

         In addition to the marketing agreements, Legacy Marketing has administrative agreements with each of the four insurance carriers listed above and with IL Annuity and Insurance Company, whose marketing agreement with us terminated effective during the first quarter of 2002. Under the terms of the administrative agreements, we provide clerical, administrative and accounting services with respect to the insurance policies. These services include billing, collecting and remitting premium for the policies. For providing these services, the insurance carriers pay us a fee per transaction, with the amount of the fee depending on the type of policy and type of service. Administrative services with respect to the insurance policies are performed at our headquarters in Petaluma, California and at our facilities in Rome, Georgia.

         Neither the marketing agreements nor the administrative agreements prevent us from entering into similar arrangements with other insurance carriers. However, the marketing agreements with Transamerica and John Hancock, in general, prevent us from marketing products with other carriers which are defined as unique and proprietary under the terms of our marketing agreements with Transamerica and John Hancock.

         The marketing agreement with American National expires on November 15, 2007, and the administrative agreement with American National expires on February 15, 2008. Both agreements may be renewed by mutual agreement for successive one-year terms. The agreements may be terminated by either party upon twelve months prior written notice without cause, and may be terminated by either party immediately for cause. The marketing and administrative agreements with Transamerica and John Hancock do not have fixed terms but may be terminated by either party upon twelve months prior written notice without cause, and may be terminated by either party immediately for cause.

         The marketing and administrative agreements with John Hancock were entered into in January 2001, and we began marketing and administering products during the fourth quarter of 2001.

         In December 2001, Legacy Marketing and IL Annuity agreed that the IL Annuity product mix being marketed by Legacy Marketing did not provide a sufficient rate of return to IL Annuity. Accordingly, Legacy Marketing began phasing out the marketing of IL Annuity products. The phase-out was completed during the first quarter of 2002. A number of policyholders continue to hold IL Annuity products, however, which require certain administrative services. Legacy Marketing continues to administer IL Annuity products under the terms of an administrative services agreement with IL Annuity and intends to continue doing so for the foreseeable future.

         In June 2002, Legacy Marketing entered into marketing and administrative services agreements with Investors Insurance Corporation, an unaffiliated insurance carrier. Under these agreements, Legacy Marketing will sell and administer annuity products on behalf of Investors Insurance
Corporation. Legacy Marketing has an option to buy Investors Insurance Corporation within the next five years. Sales on behalf of Investors Insurance Corporation began in June 2002.

         In November 2002, we announced a strategic plan to consolidate the life and annuity product portfolio marketing business of Legacy Marketing. The product consolidation will allow Legacy Marketing to focus its resources more efficiently.

         Legacy Marketing discontinued marketing life insurance products issued by American National effective during the first quarter of 2003. These products accounted for a nominal amount of revenue during each of the years ending December 31, 2002, 2001, and 2000. Legacy Marketing will continue to administer American National life insurance products, including acceptance of renewal premium. Certain Legacy Marketing employees who were supporting the life insurance product operations were either terminated or reassigned to other positions in Legacy Marketing.

         In addition, during the first quarter of 2003, Legacy Marketing discontinued the marketing of several annuity products issued by Transamerica. Legacy Marketing will continue to administer these annuity products and to accept additional premium payments, subject to applicable additional deposit rules for these products. The discontinued products accounted for approximately 31%, 59%, and 45% of our total consolidated revenue for the years ended December 31, 2002, 2001, and 2000. However, our sales of recently introduced Transamerica products have been strong. Furthermore, sales on behalf of our other carriers have increased during the two months ended February 28, 2003, and total sales of annuity products have increased by 26% during this period compared to the same period in 2002. Legacy Marketing is also developing new products that we expect will result in increased sales in 2003.

         Through our wholly-owned broker-dealer subsidiary, Legacy Financial, we sell variable annuity and life insurance products, mutual funds, and debt and equity securities. Legacy Financial has entered into sales agreements with investment companies that give it the non-exclusive right to sell investment products on behalf of those companies. Sales of investment products are conducted through Legacy Financial's network of independent registered representatives (who we refer to as "Representatives"). Under the sales agreements, we are compensated based upon predetermined percentages of the sales generated by the Representatives. The agreements may be terminated by either party upon thirty days prior written notice. During 2002, Legacy Financial accounted for approximately 5% of our consolidated revenues.

         Legacy Financial is registered as a broker-dealer with, and is subject to regulation by, the SEC, NASD, and Municipal Securities Rulemaking Board. As a result of federal and state broker-dealer registration and self-regulatory organization memberships, Legacy Financial is subject to regulation that covers many aspects of its securities business. This regulation covers matters such as capital requirements, recordkeeping and reporting requirements, and employee-related matters, including qualification and licensing of supervisory and sales personnel. Also, these regulations include supervisory and organizational procedures intended to ensure compliance with securities laws and prevent improper trading on material nonpublic information. Rules of the self-regulatory organizations are designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation, including "suitability" determinations as to customer transactions, limitations in the amounts that may be charged to customers, and correspondence with customers.

         During 2000, we invested in prospectdigital, LLC, which is developing an Internet-based customer relationship management product. In January 2002, we purchased all of the remaining outstanding equity interests in prospectdigital. Prospectdigital has generated nominal revenues to date.

         In December  2000, we acquired the assets and name of Values  Financial
Network,   Inc.  Values  Financial   Network  is  engaged  in  the  business  of
values-based investment screening, and has generated nominal revenues to date.

Competitive Business Conditions

         The annuity business is rapidly evolving and intensely competitive. Legacy Marketing's primary market is fixed annuities sold through independent producers. In addition, Legacy Marketing administers the products sold by Producers on behalf of the issuing insurance carriers. Fixed annuity sales in the United States were approximately $94 billion in 2002. Some of Legacy Marketing's top competitors selling fixed annuities through independent sales channels are Allianz Life of North America, Midland National Life Insurance Company, American Equity Investment Life, the North American Company for Life and Health Insurance, the AmerUs Group, and Jackson National Life Insurance Company. These competitors may have greater financial resources than we do. However, our business model allows us greater flexibility, as we can adjust the mix of business sold if one, or more, of our carriers were to experience capital constraints or other events that effect their business models. They may respond more quickly than us to new or emerging products and changes in customer requirements. We are not aware of any significant new means of competition, products or services that our competitors provide or will soon provide. However, in the highly competitive fixed annuity marketplace, new distribution models, product innovations and technological advances may occur at any time and could present us with competitive challenges. There can be no assurance that we will be able to compete successfully. In addition, our business model relies on Producers to effectively market our products competitively. Maintaining relationships with these Producers requires introducing new products to the market in an efficient and timely manner, offering competitive commission schedules, and providing superior marketing, training, and support. In the recent past, we have been reasonably successful in attracting and retaining Producers. We are not aware of any top Producers who may discontinue marketing our products. Due to competition among insurance companies and insurance marketing organizations for successful producers, there can be no assurance that we will be able to retain some or all of our top Producers.

Regulatory Environment

         State insurance regulations and the National Association of Insurance Commissioners continually reexamine existing laws and regulations, and may impose changes in the future that materially adversely affect our business, results of operations and financial condition. In particular, rate rollback legislation and legislation to control premiums, policy terminations and other policy terms may affect the marketability of policies or the amount of premiums that can be charged for such policies, and thus the commissions we can earn. Also, recently a committee of Congress has been considering the advisability of enacting federal statutes providing for the regulation of insurance. Although there is not yet a specific proposal, additional regulation at the federal level could also affect our business, results of operations and financial condition. The President of the United States is currently advocating the establishment of tax-deferred savings plans which would offer taxpayers the ability to contribute amounts substantially greater than IRA plans allow. If these plans are enacted, or if the tax code is revised to reduce the tax-deferred status of annuity products or to increase the tax-deferred status of competing products, our business could be adversely impacted because our competitive advantage could be weakened.

         Legacy Financial is registered as a broker-dealer with, and is subject to regulation by, the SEC, NASD, and Municipal Securities Rulemaking Board. This regulation covers matters such as capital requirements, recordkeeping and reporting requirements, and employee-related matters, including qualification and licensing of supervisory and sales personnel. Any proceeding alleging violation of, or noncompliance with, laws and regulations applicable to us or our subsidiaries could harm our business, financial condition, results of operations, and business prospects. In addition, changes in federal legislation, state legislation, court decisions and administrative policies could significantly and adversely affect the insurance industry generally and our business in particular.

Employees

         As of February 28, 2003, we employed 502 employees. None of our employees is represented by a collective bargaining agreement. We consider our relations with our employees to be good, and we will continue to strive to provide a positive work environment for our employees.

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

         No items were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

         As of March 15, 2003, Regan Holding Corp.'s Series A Common Stock was held by approximately 1,000 shareholders of record and our Series B Common Stock was held by approximately 10,000 shareholders of record. There is no established public trading market for our stock.

         Our Board of Directors may, at its sole discretion, declare and pay dividends on common stock, subject to capital and solvency restrictions under California law. To date, we have not paid any dividends on our common stock. Our ability to pay dividends is dependent on the ability of our wholly-owned subsidiaries to pay dividends or make other distributions to us. As of December 31, 2002, we do not anticipate paying dividends on any of our outstanding common stock in the foreseeable future.

Item 6. Selected Consolidated Financial Data

                                                                              Year Ended December 31,
                                                 ---------------------------------------------------------------------------------
                                                     2002              2001             2000             1999            1998
                                                 ------------    ---------------  ---------------  ---------------  --------------
      Selected Income Statement Data:
      Total revenue                              $ 50,049,000    $ 55,209,000       $ 42,432,000      $50,938,000     $ 46,575,000
      Net income (loss)                          $    (60,000)   $   (348,000)      $ (3,564,000)     $ 3,635,000     $  9,770,000
      Earnings (loss) per share - basic:
      Before cumulative effect of accounting
        change                                   $        --     $      (0.03)      $      (0.15)    $       0.11     $       0.37
      Cumulative effect of accounting change              --               --              (0.01)             --                --
                                                 -------------   ------------       ------------     -----------      -----------
                                                 $        --     $      (0.03)      $      (0.16)    $       0.11     $       0.37
      Earnings (loss) per share - diluted:
      Before cumulative effect of accounting
        change                                   $        --     $      (0.03)      $      (0.15)    $       0.10     $       0.36
      Cumulative effect of accounting change              --               --              (0.01)             --                --
                                                 -------------   ------------       ------------     -----------      -----------
                                                 $        --     $      (0.03)      $      (0.16)    $       0.10     $       0.36
      Selected Balance Sheet Data:
      Total assets                               $ 49,953,000    $ 46,260,000       $ 43,114,000      $47,158,000     $ 31,286,000
      Total non current liabilities              $ 11,630,000    $  4,578,000       $  3,578,000     $  4,258,000     $    663,000
      Redeemable common stock                    $ 10,115,000    $ 11,124,000       $ 11,237,000      $11,563,000     $ 11,225,000
      Cash dividends declared                             --               --                --               --                --
      Selected Operating Data:
      Total fixed premium placed inforce(1)      $1.3 billion    $1.6 billion       $1.1 billion   $  1.6 billion     $1.7 billion
      Total fixed policies placed inforce(1)           24,000          30,000             20,000           28,000           32,000
      Policies maintained at year end                 107,000         101,000             89,000           85,000           64,000

(1) When a policyholder remits a premium payment with an accurate and completed application for an insurance policy, the policy is considered inforce. Inforce premium and policies are statistics of our carriers but are factors that directly affect our revenue.

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

General Overview of Our Business

     Regan  Holding  Corp.  is  a  holding  company,   whose  primary  operating
subsidiaries are Legacy Marketing and Legacy Financial.

         Legacy Marketing designs, markets and administers fixed annuity products on behalf of certain unaffiliated insurance carriers in each of the United States, except Alabama and New York, and the District of Columbia. Legacy Marketing has marketing agreements with Transamerica, American National, John Hancock, and Investors Insurance Corporation. The marketing agreements grant Legacy Marketing the exclusive right to market certain fixed annuity products issued by these insurance carriers. Legacy Marketing is responsible for appointing independent insurance producers who have contracted with Legacy Marketing to sell these products. For these services, the insurance carriers pay Legacy Marketing commissions and marketing allowances.

         Legacy Marketing also has administrative agreements with each of the insurance carriers listed above, and with IL Annuity, whose marketing agreement with us was terminated effective during the first quarter of 2002. Under the terms of the administrative agreements, Legacy Marketing provides clerical, administrative and accounting services with respect to the insurance policies. For providing these services, the insurance carriers pay Legacy Marketing administrative fees.

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

         Legacy Marketing has marketing and administrative agreements with certain insurance carriers, listed above. Under the terms of the marketing agreements, Legacy Marketing is responsible for appointing producers who have contracted with Legacy Marketing to sell fixed annuity products to the general public.

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

         There are no significant management judgements associated with reporting these revenues. When a policyholder remits a premium payment with an accurate and completed application for an insurance policy, the policy is considered inforce and Legacy Marketing recognizes marketing allowances and commission income. Legacy Marketing's carriers grant policyholders a contractual right to terminate the insurance contract ten to thirty days after a policy is placed inforce. This return period varies depending on the carrier, the type of policy and the jurisdiction in which the policy is sold. Legacy Marketing gathers historical product return data that does not vary significantly from quarter to quarter, and has historically been predictive of future events.
Returns are estimated using this data and have been reflected in the Consolidated Financial Statements. Legacy Marketing recognizes administrative fees on a per transaction basis as services are performed, with the amount of the fee depending on the type of policy and type of service.

         We capitalize external consulting fees, and salaries and benefits for employees who are directly associated with the development of software for internal use when both of the following occur:

          o The preliminary project stage is completed and therefore the project is in the application development stage; and

          o Management authorizes and commits to funding a software project and it is probable that the project will be completed and the software will be used to perform the function desired.

         Modifications or enhancements made to an existing software product that result in additional functionality are also capitalized. When the new software is placed in production, we begin amortizing the asset over its estimated useful life. Training and maintenance costs are accounted for as expenses as they occur. We periodically review capitalized internal use software to determine if the carrying value is fairly stated. If our review determines that future cash flows related to the software are insufficient, or if new technology indicates that the value of replacement software is less than our carrying value, we record an impairment loss.

         During 2002, we began an evaluation of an internal use software project that we initially licensed in 1998. We began this project intending to replace our administration system after the vendor required us to migrate from the existing system to an alternative platform. In late 2002, we learned from our vendor that we might be able to retain our existing system. A financial analysis completed in February 2003 indicated that staying on the existing system may provide greater benefit than converting to a new system even after considering the investment to date. Our evaluation of the new software project, while still ongoing, is nearing conclusion. Our final decision is dependent upon successful conclusion of negotiations with our software vendor, allowing us to continue to use our existing system for an extended period. If we are successful in favorably concluding our negotiations, we will probably abandon most of the work associated with the replacement system. To date, we have $4.4 million capitalized relating to this software. We estimate that approximately $1.2 million of this asset has continuing value and can be used to upgrade our existing system. If our final decision is to abandon the new software, we expect to write-off the remaining $3.2 million in the period we make our decision.

         We have issued Series A and Series B redeemable common stock to certain shareholders. We are obligated to repurchase the redeemable common stock at the current fair market value. Because there is no active trading market for our stock that would establish market value, our Board of Directors approved a redemption value of $2.20 per share and $1.82 per share for Series A and Series B redeemable common stock as of December 31, 2002. This valuation by management was derived from an independent appraisal of our stock value based on financial information provided by us.

         When we purchased Values Financial Network, Inc. in 2000, part of the purchase price was for goodwill. Before January 1, 2002, we amortized the goodwill on a straight-line basis over 10 years, which was its estimated useful life. Pursuant to Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," we ceased amortizing goodwill on January 1, 2002 (see Footnote 4 to the financial statements). As required by SFAS 142, we performed a transitional and annual goodwill impairment test during 2002. The impairment test required by the provisions of SFAS 142 required us to forecast the discounted value of future cash flows expected to be derived from Values Financial Network, Inc. During 2002, we revised the business model for Values Financial Network Inc. to focus on corporate and individual producer sales. Current projections support the balance of goodwill. When we perform our 2003 annual goodwill impairment analysis, we may conclude that some amount of goodwill impairment has occurred if revenues do not occur as planned.

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

         Investments classified as available-for-sale are periodically reviewed to determine if declines in fair value below cost are other-than-temporary. Significant and sustained decreases in quoted market prices, a series of historical and projected operating losses by the investee or other factors are considered as part of the review. If the decline in fair value has been determined to be other-than-temporary, an impairment loss is recorded in investment income and the individual security is written down to a new cost basis. During 2001, we determined that certain investment securities had other-than-temporary declines in fair value below cost. As a result, in 2001 we recorded impairment losses of $642,000, and the individual securities were written down to a new cost basis.

Regan Holding Corp. Consolidated

Year ended December 31, 2002 compared with year ended December 31, 2001

         We had consolidated net losses of $60,000 in 2002, compared to consolidated net losses of $348,000 in 2001. The improved results are primarily due to reduced losses at Values Financial Network, Inc. and Legacy Financial, and the recognition of net income at our Other segments in 2002 compared to net losses in 2001, partially offset by lower net income at Legacy Marketing.

Year ended December 31, 2001 compared with year ended December 31, 2000

         We experienced consolidated net losses of $348,000 in 2001, compared to consolidated net losses of $3.6 million in 2000. The reduced losses are attributable to net income at Legacy Marketing during 2001 compared to net losses during 2000, and reduced net losses at our Other segments, partially offset by increased losses by Values Financial Network, Inc., Legacy Financial, and Imagent Online, LLC.

Legacy Marketing

Year ended December 31, 2002 compared with year ended December 31, 2001

         During 2002, Legacy Marketing's net income totaled $1.6 million, compared to net income of $2.8 million during 2001. This decrease of $1.2 million is primarily due to decreased revenues, partially offset by decreased expenses and the recognition of investment income in 2002 compared to investment losses in 2001.

         Legacy Marketing's revenue decreased $5.6 million (10%) primarily due to decreased marketing allowances and commission income. Marketing allowances and commission revenue, combined, decreased $5.9 million (14%) due to a decrease in sales of fixed annuity and life policies. The sales decrease is primarily due to a shift in the marketplace toward more traditional fixed income-based annuities. Administrative fees increased $307,000 (3%) primarily due to an increase in the number of policies administered year over year, partially offset by a lower number of policies issued in 2002.

         In November 2002, we announced a strategic plan to consolidate the life and annuity product portfolio marketing business of Legacy Marketing. We believe this product consolidation will allow Legacy Marketing to focus its resources more efficiently.

         Legacy Marketing discontinued marketing life insurance products issued by American National effective during the first quarter of 2003. These products accounted for a nominal amount of revenue during each of the years ending December 31, 2002, 2001, and 2000. Legacy Marketing will continue to administer American National life insurance products, including acceptance of renewal premium. Certain Legacy Marketing employees who were supporting the life insurance product operations were either terminated or reassigned to other positions in Legacy Marketing.

         In addition, during the first quarter of 2003, Legacy Marketing discontinued the marketing of several annuity products issued by Transamerica. Legacy Marketing will continue to administer these annuity products and to accept additional premium payments, subject to applicable additional deposit rules for these products. The discontinued products accounted for approximately 31%, 59%, and 45% of our total consolidated revenue for the years ended December 31, 2002, 2001, and 2000. However, our sales of recently introduced Transamerica products have been strong. Furthermore, sales on behalf of our other carriers have increased during the two months ended February 28, 2003, and total sales of annuity products have increased by 26% during this period compared to the same period in 2002. Legacy Marketing is also developing new products that we expect to result in increased sales in 2003.

         As of December 31, 2002, Legacy Marketing sold products on behalf of four unaffiliated insurance carriers: Transamerica, American National, John Hancock and Investors Insurance Corporation. During the first quarter of 2002, Legacy Marketing ceased selling products on behalf of IL Annuity, as both parties mutually agreed to terminate their marketing agreement. Legacy Marketing currently intends to continue to administer IL Annuity products. The agreements with the following carriers generated a significant portion of the Company's total consolidated revenue (sales on behalf of Investors Insurance Corporation began in the second quarter of 2002):

                                                     2002        2001
                                                     ----        ----
Transamerica                                          52%         68%
American National                                     17%          5%
IL Annuity                                            12%         20%
John Hancock                                           8%          -

         Although Legacy Marketing sells and administers several products on behalf of the insurance carriers, our consolidated revenues are derived primarily from sales and administration of the following annuity product series:

                                                                2002      2001
                                                                ----      ----
SelectMark(SM)  series  (sold on behalf of  Transamerica)        51%        67%
BenchMark(SM)  series (sold on behalf of American
National)                                                        16%         4%
VisionMark(SM) series (sold on behalf of IL Annuity)             11%        19%
AssureMark(SM) series (sold on behalf of John Hancock)            8%         -


         We expect that sales of the SelectMark (SM) series sold on behalf of Transamerica will decrease during 2003, as a result of the product consolidation discussed above.

         Legacy Marketing's expenses decreased $2.9 million (6%) primarily attributable to decreases in selling, general and administrative expenses. Selling, general and administrative expenses decreased $2.9 million (7%) primarily due to decreases in professional fees, commissions, compensation, and occupancy expenses. Professional fees decreased primarily due to lower consulting fees related to internal use software maintenance, and reduced legal expenses. The decrease in commissions was primarily related to lower sales. Compensation decreased primarily due to the effect of attrition, as Legacy Marketing's headcount decreased 4% in 2002. The decreased occupancy expense was primarily a result of our purchasing the building that houses our headquarters, which resulted in no rent expense after June 2001, partially offset by increased interest expense from financing the building purchase.

         Legacy Marketing recognized investment income of $638,000 in 2002 compared to investment losses of $239,000 in 2001. This shift was primarily because 2001 included impairment losses of $642,000 related to other-than-temporary declines in the value of certain investment securities.

Year ended December 31, 2001 compared with year ended December 31, 2000

         During 2001, Legacy Marketing's net income totaled $2.8 million, compared to losses of $1.6 million during 2000, primarily due to increased revenues partially offset by increased expenses and the recognition of non-operating losses in 2001 compared to non-operating income in 2000.

         Legacy Marketing's revenue increased $14 million (36%) primarily due to increased marketing allowances, commission income, and administrative fees. Marketing allowances and commission revenue, combined, increased $12.3 million (43%) due to an increase in sales of fixed annuity and life policies. The sales increase was primarily due to: i) favorable market conditions for fixed return investment products, ii) the implementation of marketing programs designed to strengthen relationships with existing producers and attract new producers, and,
iii) the introduction of new products and enhancements of existing products. Administrative fees increased $2.2 million (23%) primarily due to increases in the number of policies issued and administered.

         Legacy Marketing's expenses increased $2.8 million (6%) primarily attributable to increases in selling, general and administrative expenses, depreciation and amortization. The increase in selling, general and administrative expenses of $1.6 million (4%) is primarily due to increases in compensation, partially offset by decreases in professional fees, sales promotion and support expenses, and occupancy expenses. Compensation increased primarily due to the effect of salary increases effective December 2000, and the addition of employees at higher salary levels. Professional fees decreased primarily due to lower consulting fees related to internal use software maintenance. Sales promotion and support expenses decreased primarily due to our discontinuing a broad-based stock option sales related program in 2001. The decreased occupancy expense was primarily a result of our purchasing the building that houses our headquarters, which resulted in no rent expense after June 2001. Depreciation and amortization expense increased $670,000 (20%) primarily related to a higher internal use software balance. During 2001, Legacy Marketing determined that certain investment securities had other-than-temporary declines in fair value below cost. As a result, Legacy Marketing recorded impairment losses of $642,000, and the individual securities were written down to a new cost basis.

Legacy Financial

Year ended December 31, 2002 compared with year ended December 31, 2001

         Legacy Financial incurred net losses of $595,000 during 2002, compared to net losses of $837,000 during 2001. The improved results are primarily due to increased revenues.

         Legacy Financial's major source of revenue is commission income, which is generated through sales of variable life and annuity products, mutual funds, and debt and equity securities. Levels of commission income are directly related to the volume of sales of such products. Legacy Financial revenue increased $387,000 (18%) primarily due to increases in the volume of sales resulting from a more attractive product mix for Legacy Financial's distribution network of registered representatives.

         Legacy Financial's total expenses were unchanged during 2002 compared to 2001.

         Legacy Financial has incurred cumulative losses since its inception in 1995. We have committed to make sufficient contributions to support Legacy Financial's operations through February 2004.

Year ended December 31, 2001 compared with year ended December 31, 2000

         Legacy Financial incurred net losses of $837,000 during 2001, compared to net losses of $143,000 during 2000, primarily due to decreased revenues and increased expenses.

         Legacy Financial revenue decreased $829,000 (28%) primarily due to decreases in the volume of sales resulting from adverse market conditions for variable investment products.

         Legacy Financial's expenses increased $266,000 (8%) primarily due to increases in selling, general and administrative expenses. Selling, general and administrative expenses increased $316,000 (11%) primarily attributable to compensation due to a higher number of employees, and increases in rent and legal fees, partially offset by decreased sales promotion and support expenses. Increased rent expense resulted from our sale in December 2000 of the building that houses Legacy Financial's operations and the subsequent office lease payments made by Legacy Financial to the new building owner. Legal fees increased primarily due to higher legal fees associated with litigation in the normal course of business. Sales promotion and support expenses decreased primarily due to costs incurred in 2000 to purchase sales leads and the discontinuance of a broad-based stock option sales incentive program in 2001.

Values Financial Network, Inc.

Year ended December 31, 2002 compared with year ended December 31, 2001

         Values Financial Network, Inc. incurred net losses of $520,000 during 2002, compared to net losses of $1.2 million during 2001, primarily due to reduced expenses partially offset by lower revenues. Total revenues decreased $38,000 (84%) primarily due to decreased sales leads revenue. Total expenses decreased $1.2 million (58%) in 2002 primarily resulting from the termination of employees and decreased IT consulting fees.

Year ended December 31, 2001 compared with year ended December 31, 2000

         We purchased Values Financial Network, Inc. in December 2000. During 2001, Values Financial Network incurred net losses of $1.2 million, compared to net losses of $86,000 during 2000, primarily due to expenses incurred during the entity's start-up phase.

Imagent Online

         In 2000,  we  purchased,  through  Imagent  Online,  a 33.3%  ownership
interest  in  a   development   stage   company   named   prospectdigital,   LLC
("prospectdigital") for $403,000.

         In January 2002, we purchased all of the remaining outstanding stock of prospectdigital for $225,000 in cash, a non-recourse note payable in the amount of $75,000 and payable out of the future profits of prospectdigital, and $100,000 of contingent consideration based on future income. Under the terms of the purchase agreement, prospectdigital remained liable for payment of the $1.5 million indebtedness, plus accrued interest, due to us. Prospectdigital is now a wholly owned subsidiary, and the results of prospectdigital's operations have been included in the Consolidated Financial Statements since the date of acquisition.

Year ended December 31, 2002 compared with year ended December 31, 2001

         Imagent Online had net losses of $648,000 during 2002, compared to net losses of $660,000 during 2001. This favorable change of $12,000 is primarily due to increased revenues at prospectdigital in 2002. As discussed above, prospectdigital's results of operations are included in the Consolidated Financial Statements since our acquisition of it in January 2002. Prior to the acquisition, we accounted for our investment in prospectdigital under the equity method of accounting. Accordingly, our share of prospectdigital's losses during 2001 and 2000 were included in other expenses. Imagent Online had no revenue in 2001 and 2000, and its expenses primarily consisted of its share of prospectdigital's losses.

Year ended December 31, 2001 compared with year ended December 31, 2000

         Imagent Online recorded net losses of $660,000 during 2001, compared to net losses of $581,000 during 2000, primarily due to increased equity investment losses from its investment in prospectdigital.

Other Segments

Year ended December 31, 2002 compared with year ended December 31, 2001

         During 2002, combined net income from other entities was $61,000, compared to combined net losses of $371,000 in 2001. This favorable change of $432,000 is primarily due to closing the operations of our LifeSurance Corporation subsidiary in late 2001.

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

     Net cash provided by operating activities, which includes a series of transactions where we purchased investment securities, was $410,000 for the year ended December 31, 2002. During 2002, we sold equity securities that were classified as available-for-sale. The proceeds from these sales are reflected as cash provided from investing activities. Subsequently, we purchased equity securities that we classified as trading securities. These purchases are reflected as cash used in operating activities. Operating cash flows were also affected by improved operating results.

         Net cash provided by investing activities was $1.9 million, primarily due to net sales of equity securities as discussed above, offset in part by development of internal use software and our purchase of prospectdigital.

         Net cash provided by financing activities was $1.1 million. This was primarily due to net proceeds from loans, partially offset by repurchases of our common stock. During 2001, we purchased the office building which houses our headquarters for $10.6 million. In conjunction with the acquisition, we entered into a bridge loan agreement for $4.8 million. In July 2002, we replaced the bridge loan with permanent financing in the amount of $7.4 million. The note is payable over ten years in monthly installments of principal and interest based on a 25-year term. At the end of ten years, we must pay the balance of principal due on the note. For the first five years, the interest rate is 6.95%.
Thereafter, the interest rate is equal to LIBOR plus 2.55%, adjusted semi-annually, subject to a maximum semi-annual 1.00% increase/decrease in the interest rate. The maximum interest rate is 10.50%. We are obligated to repurchase certain shares of our common stock. At December 31, 2002 and December 31, 2001, the total redemption value of all redeemable common stock outstanding was $10.1 million and $11.1 million. Cash paid to repurchase some of these shares totaled $964,000 during 2002, and $500,000 during 2001. As the value of our common stock rises, our monetary obligation with respect to the redeemable common stock also increases.

         We lease office and warehouse premises and certain office equipment under non-cancelable operating leases. As of December 31, 2002, our total contractual cash obligations, including the building financing discussed above, were as follows:

                                               Payments Due by Period
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Contractual
Obligations                 Total         Less than 1 year       1-3 years          4-5 years         After 5 years
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Long-Term Debt           $7,308,000        $  109,000          $  241,000           $279,000            $6,679,000
Operating Leases          2,531,000         1,047,000           1,286,000            198,000                    --
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Total    Contractual
Cash Obligations         $9,839,000        $1,156,000          $1,527,000           $477,000            $6,679,000
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------

         In 1998, we entered into an agreement with Lynda L. Regan, Chief Executive Officer and Chairman of the Board of Directors. Under the terms of this agreement, in the event of the death of Ms. Regan, we are obligated to repurchase from Ms. Regan's estate all of the shares of our common stock that were owned by Ms. Regan at the time of her death or that were transferred by her to one or more trusts prior to her death. The purchase price to be paid by us shall be equal to 125% of the fair market value of the shares. The purchase price was equal to $28 million at December 31, 2002. We have purchased two life insurance policies with a combined face amount of $29 million for the purpose of funding this obligation in the event of Ms. Regan's death.

         Management intends to continue to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

         We generated $410,000 and $10.9 million of cash flow from operations in 2002 and 2001. However, if requests to repurchase redeemable common stock increase significantly, a cash shortfall could ultimately occur. Management believes that existing cash and investment balances, together with anticipated cash flow from operations, will provide sufficient funding for the foreseeable future. However, in the event that a cash shortfall were to occur, management believes that adequate financing could be obtained to meet our cash flow needs. There can be no assurances that such financing would be available on favorable terms.

Recent Accounting Pronouncements

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Our management anticipates that the implementation of SFAS 146 will not have a material effect on our consolidated results of operations or financial position.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others". This interpretation requires the initial recognition and initial measurement, on a prospective basis only, to guarantees issued or modified after December 31, 2002. The Company anticipates that the implementation of this interpretation will not have a material effect on its 2003 consolidated results of operations or financial position.

RISK FACTORS
                          RISKS RELATED TO OUR COMPANY

         We have experienced losses in recent years and if losses continue, our business could suffer.

         We had a $60,000 net loss for the year ended December 31, 2002, and net losses of $348,000 and $3.6 million for the years ended December 31, 2001 and 2000. We intend to continue to invest in marketing, operations, technology, and product development. As a result, we will need to generate increases in revenue and reduce our operating costs to achieve profitability. If we fail to improve our operating results, our financial condition and prospects could be weakened.

         We depend on a limited number of sources for our products, and any interruption, deterioration, or termination of the relationship with any of our insurance carriers could be disruptive to our business and harm our results of operations and financial condition.

         Legacy Marketing has marketing agreements with Transamerica Life Insurance and Annuity Company, American National Insurance Company, John Hancock Variable Life Insurance Company, and Investors Insurance Corporation. Legacy Marketing has also entered into administrative agreements with each of the four insurance carriers, and IL Annuity and Insurance Company, whose marketing agreement terminated during the first quarter of 2002. During 2002, 52%, 17%, 12%, and 8% of our total consolidated revenue resulted from agreements with Transamerica, American National, IL Annuity, and John Hancock.

         In December 2001, Legacy Marketing and IL Annuity agreed that the IL Annuity product mix being marketed by Legacy Marketing did not provide a sufficient rate of return to IL Annuity. Accordingly, Legacy Marketing began phasing out the marketing of IL Annuity products. The phase-out was completed during the first quarter of 2002. A number of policyholders continue to hold IL Annuity products, however, which require certain administrative services. Legacy Marketing continues to administer IL Annuity products under the terms of an administrative services agreement with IL Annuity and intends to continue doing so for the foreseeable future.

         In June 2002, Legacy Marketing entered into marketing and administrative services agreements with Investors Insurance Corporation, an unaffiliated insurance carrier. Under these agreements, Legacy Marketing will sell and administer annuity products on behalf of Investors Insurance
Corporation. Legacy Marketing has an option to buy Investors Insurance Corporation within the next five years. Sales on behalf of Investors Insurance Corporation began in June 2002.

         In November 2002, we announced a strategic plan to consolidate the life and annuity product portfolio marketing business of Legacy Marketing. We believe this product consolidation will allow Legacy Marketing to focus its resources more efficiently.

         Legacy Marketing discontinued marketing life insurance products issued by American National effective during the first quarter of 2003. These products accounted for a nominal amount of revenue during each of the years ending December 31, 2002, 2001, and 2000. Legacy Marketing will continue to administer American National life insurance products, including acceptance of renewal premium. Certain Legacy Marketing employees who were supporting the life insurance product operations were either terminated or reassigned to other positions in Legacy Marketing.

         In addition, Legacy Marketing discontinued the marketing of several annuity products issued by Transamerica during the first quarter of 2003. Legacy Marketing will continue to administer these annuity products and to accept additional premium payments, subject to applicable additional deposit rules for these products. The discontinued products accounted for approximately 31%, 59%, and 45% of our total consolidated revenue for the years ended December 31, 2002, 2001, and 2000.

         The marketing  agreement with American  National  expires  November 15,
2007, and the administrative agreement with American National expires on February 15, 2008. Both agreements may be renewed by mutual agreement for successive one-year terms. The agreements may be terminated by either party upon twelve months prior written notice without cause, and may be terminated by either party immediately for cause. The marketing and administrative agreements with Transamerica and John Hancock do not have fixed terms but may be terminated by either party upon twelve months prior written notice without cause, and may be terminated by either party immediately for cause.

         Any interruption, deterioration, or termination of the relationship with any of our insurance carriers could be disruptive to our business and harm our results of operations and financial condition.

         If we fail to attract and retain key personnel, our business, operating results, and financial condition could be diminished.

         Our success depends largely on the skills, experience and performance of certain key members of our management. In the recent past, we have been successful at attracting and retaining key personnel. We have no agreements with these individuals requiring them to maintain their employment with us. If we lose one or more of these key employees, particularly Lynda L. Regan, Chairman of the Board and Chief Executive Officer, or

R. Preston Pitts, President, Chief Operating Officer and Secretary, our business, operating results, and financial condition could be diminished because we rely on their contacts, insurance carrier and Producer relationships, and strategic direction to drive our revenues. However, we are not aware of any key personnel who are planning to retire or leave our company in the near future. Although we maintain and are the beneficiary of key person life insurance policies on the lives of Lynda L. Regan and R. Preston Pitts, we do not believe the proceeds would be adequate to compensate us for their loss.

         Our success also depends on our continued ability to attract, retain, and motivate highly skilled employees. In the recent past, we have been successful attracting and retaining highly skilled personnel. Competition for employees in our industry is intense, particularly for personnel with training and experience. We may be unable to retain our highly skilled employees or to attract, assimilate, or retain other highly qualified employees in the future.

         Our  performance   will  depend  on  the  continued  growth  of  Legacy
Marketing. If Legacy Marketing fails to grow, our financial performance could suffer.

         Our growth is, and for the foreseeable future will continue to be, dependent on Legacy Marketing's ability to design, market and administer fixed annuity products. The ability of Legacy Marketing to successfully perform these services could be affected by many factors, including:

     o    The  ability of Legacy  Marketing  to  recruit,  train,  and  motivate
          Producers.

     o The degree of market acceptance of the products marketed on behalf of our insurance carriers.

     o    The relationship between Legacy Marketing and our insurance carriers.

     o The failure of Legacy Marketing to comply with federal, state and other regulatory requirements applicable to the sale or administration of insurance products.

     o Competition from other financial services companies in the sale and administration of insurance products.

         A large percentage of our revenue is derived from sales of fixed annuities. The historical crediting rates of fixed annuities are directly affected by financial market conditions. Changes in market conditions can affect demand for these annuities. Our future success depends on our ability to introduce and market new products and services that are financially attractive and address our customers' changing demands. We may experience difficulties that delay or prevent the successful design, development, introduction, marketing, or administration of our products and services. These delays may cause customers to forego purchases of our products and services and instead purchase those of our competitors. The failure to be successful in our sales efforts could significantly decrease our revenue and operating results, resulting in weakened financial condition and prospects.

         We may be unable to effectively fund our working capital requirements, which could harm our operating results and earnings.

         If our cash inflows and existing cash and investments become insufficient to support future operating requirements or the redemption of our common stock, we will need to obtain additional funding either by incurring additional debt or issuing equity to investors in either the public or private capital markets. Our cash flows are primarily dependent upon the commissions we receive based on the premium generated from the sale of annuity products that we sell. The market for these products is extremely competitive. New products are constantly being developed to replace existing products in the marketplace. If we are unable to keep pace with the development of such new products, our cash inflows could decrease. Due to this changing environment in which we operate, we are unable to predict whether our cash inflows will be sufficient to support future operating requirements. Our failure to obtain additional funding when needed could delay new product introduction or business expansion opportunities which could cause a decrease in our operating results and financial condition. We are unaware of any material limitations on our ability to obtain additional funding. If additional funds are raised through the issuance of equity securities, the ownership percentage of our then-current shareholders would be reduced. Furthermore, any equity securities issued in the future may have rights, preferences, or privileges senior to that of our existing common stock.


         Significant repurchases of our common stock could materially decrease our cash position.

         As of December 31, 2002, we are obligated to redeem 3,822,000 shares of Series A Common Stock at the option of the holders of these shares. Of the 560,000 shares of Series B Common Stock outstanding, we are obligated to redeem up to 10% of these shares at the option of the holders of these shares, limited to a specified twenty-day period each year. The price per share is based on the estimated fair market value of the stock on the redemption date. The redemption of all eligible shares during 2003 would require $8.5 million, which would materially decrease our cash position.

                          RISKS RELATED TO OUR INDUSTRY

         We may not be able to compete successfully with competitors that may have greater resources than we do.

         The annuity business is rapidly evolving and intensely competitive. Legacy Marketing's primary market is fixed annuities sold through independent producers. In addition, Legacy Marketing administers the products sold by Producers on behalf of the issuing insurance carriers. Fixed annuity sales in the United States were approximately $94 billion in 2002. Some of Legacy Marketing's top competitors selling fixed annuities through independent sales channels are Allianz Life of North America, Midland National Life Insurance Company, American Equity Investment Life, the North American Company for Life and Health Insurance, the AmerUs Group, and Jackson National Life Insurance Company. These competitors may have greater financial resources than we do. However, our business model allows us greater flexibility, as we can adjust the mix of business sold if one or more of our carriers were to experience capital constraints or other events that affect their business models. Our competitors may respond more quickly than us to new or emerging products and changes in customer requirements. We are not aware of any significant new means of competition, products or services that our competitors provide or will soon provide. However, in the highly competitive fixed annuity marketplace, new distribution models, product innovations and technological advances may occur at any time and could present us with competitive challenges. There can be no assurance that we will be able to compete successfully. In addition, our business model relies on Producers to effectively market our products competitively. Maintaining relationships with these Producers requires introducing new products to the market in an efficient and timely manner, offering competitive commission schedules, and providing superior marketing, training, and support. In the recent past, we have been reasonably successful in attracting and retaining Producers. We are not aware of any top Producers who are planning to discontinue marketing our products. Due to competition among insurance companies and insurance marketing organizations for successful producers, there can be no assurance that we will be able to retain some or all of our top Producers.

         We may face increased governmental regulation and legal uncertainties, which could result in diminished financial performance.

         State insurance regulators and the National Association of Insurance Commissioners continually reexamine existing laws and regulations, and may impose changes in the future that materially adversely affect our business, results of operations and financial condition. In particular, rate rollback legislation and legislation to control premiums, policy terminations and other policy terms may affect the marketability of policies or the amount of premiums that can be charged for such policies, and thus the commissions we can earn. Also, recently a committee of Congress has been considering, in general, the advisability of enacting federal statutes providing for the regulation of insurance. Although there is not yet a specific proposal, additional regulation at the federal level could affect our business, results of operations and financial condition.

         Legacy Financial is registered as a broker-dealer with, and is subject to regulation by, the SEC, NASD, and Municipal Securities Rulemaking Board. This regulation covers matters such as capital requirements, recordkeeping and reporting requirements, and employee-related matters, including qualification and licensing of supervisory and sales personnel. Any proceeding alleging violation of, or noncompliance with, laws and regulations applicable to us or our subsidiaries could harm our business, financial condition, results of operations, and business prospects. In addition, changes in federal legislation, state legislation, court decisions and administrative policies could significantly and adversely affect the insurance industry generally and our business in particular.

         Adverse changes in tax laws could diminish the marketability of most of our products, resulting in decreased revenue.

         Under the Internal Revenue Code of 1986, as amended, income tax payable by policyholders on investment earnings is deferred during the accumulation period of most of the annuity products that we market. This favorable income tax treatment results in our policyholders paying no income tax on their earnings in the annuity products until they take a cash distribution. We believe that the tax deferral features contained within the annuity products that we market give our products a competitive advantage over other non-insurance investment products where income taxes may be due on current earnings. The President of the United States is currently advocating the establishment of tax-deferred savings plans which would offer taxpayers the ability to contribute amounts substantially greater than IRA plans allow. If these plans are enacted, or if the tax code is revised to reduce the tax-deferred status of annuity products or to increase the tax-deferred status of competing products, our business could be adversely impacted because our competitive advantage could be weakened. In addition, some products that we sell receive favorable estate tax treatment under the tax code. If the tax code is revised to change existing estate tax laws, our business could be adversely affected. We cannot predict other future tax initiatives that the President or Congress may propose that may affect us.

         We operate in an industry in which there is significant risk of litigation. Substantial claims against us could diminish our financial condition or results of operations.

         As a professional services firm primarily engaged in marketing and administration of annuity products, we encounter litigation in the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with legal counsel, that the ultimate disposition of these claims will not have a material adverse effect on our financial condition, cash flows or results of operations. In addition, companies in the life insurance industry have been subject to substantial claims involving sales practices, agent misconduct, failure to properly supervise agents, and other matters in connection with sales of life insurance, annuities, and other investment products. Increasingly, these lawsuits have resulted in the award of substantial judgments, including material amounts of punitive damages that are disproportionate to the actual damages. In some states juries have substantial discretion in awarding punitive damages that creates the potential for material adverse judgments in litigation. If any similar lawsuit or other litigation is brought against us, such proceedings may materially harm our business, financial condition, or results of operations.


Item 7a. Quantitative and Qualitative Disclosure About Market Risk

         Our investments are categorized as trading or available-for-sale securities.

         Investments in fixed income instruments carry a degree of market risk. Market risk represents the potential for losses due to adverse changes in the fair market value of financial investments. The market risks faced by us relate primarily to our investment portfolio, which exposes us to risks related to interest rates, credit quality and equity prices.

         Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The following table provides information about our fixed income investments, which are sensitive to changes in interest rates. Listed below are cash flows from principal amounts and related weighted average interest rates by expected maturity dates for fixed income investments held at December 31, 2002 and 2001. Actual cash flows could differ from expected amounts.

                                                                                                     Amortized    Estimated
 December 31, 2002         2003         2004        2005       2006       2007     Thereafter        Cost         Fair Value
 -----------------         ----         ----        ----       ----       ----     ----------        ----         ----------
 Fixed maturities       $4,588,000      $--         $--        $--        $--        $340,000     $4,928,000      $4,890,000
 Average interest
 rate                     4.58%          --          --         --         --         7.03%


                                                                                                     Amortized    Estimated
 December 31, 2001         2002         2003        2004       2005       2006     Thereafter        Cost         Fair Value
 -----------------         ----         ----        ----       ----       ----     ----------        ----         ----------
 Fixed maturities         $515,000   $6,407,000   $417,000     $--        $--      $1,025,000     $8,364,000      $8,243,000
 Average interest
 rate                     4.00%         4.53%       5.10%       --         --         7.03%

         We invest in marketable securities which are predominately investment grade. As a result, we believe we have minimal exposure to credit risk.

         Equity price risk is the potential loss arising from changes in the value of equity securities. In general, equity securities have more year-to-year price variability than intermediate term high-grade bonds. However, returns over longer time frames have been consistently higher. Our equity securities consist primarily of investments in mutual funds. As a result of unfavorable market conditions related to our mutual fund investments, the fair value of our equity securities is below original cost at December 31, 2002 and 2001. The original cost and fair values of our marketable equity securities are shown below:

                                   Original Cost      Fair Value
                                   -------------      ----------
           December 31, 2002        $ 5,295,000      $ 4,261,000
           December 31, 2001        $ 5,018,000      $ 4,328,000

         All of the above risks are monitored on an ongoing basis. A combination of in-house review and consultation with our investment broker is used to analyze individual securities, as well as the entire portfolio.

Item 8. Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Regan Holding Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Regan Holding Corp. and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company changed its method of recognizing revenue for contracts with sales obligation provisions in accordance with Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, during the year ended December 31, 2000, and changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, during the year ended December 31, 2002.


/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 27, 2003

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                                                                     December 31,
                                                                                 2002             2001
                                                                            -------------     ------------
Assets
Cash and cash equivalents                                                   $   4,793,000     $  1,376,000
Trading investments                                                             4,261,000                -
Available-for-sale investments                                                  4,890,000       12,571,000
Accounts receivable, net of allowance of $702,000 and $348,000 at
December 31, 2002 and 2001                                                      3,180,000        2,733,000
Prepaid expenses and deposits                                                   2,122,000        1,057,000
Income taxes receivable                                                                 -           76,000
                                                                            -------------     ------------
   Total current assets                                                        19,246,000       17,813,000
                                                                            -------------     ------------
Net fixed assets                                                               25,841,000       24,047,000
Deferred tax assets                                                             1,715,000        1,529,000
Goodwill, net                                                                   1,170,000        1,170,000
Intangible assets, net                                                            332,000          200,000
Other assets                                                                    1,649,000        1,501,000
                                                                            -------------     ------------
   Total non current assets                                                    30,707,000       28,447,000
                                                                            ------------      ------------
   Total assets                                                             $  49,953,000     $ 46,260,000
                                                                            =============     ============

Liabilities, redeemable common stock, and shareholders' equity
Liabilities
Accounts payable and accrued liabilities                                    $   8,812,000     $  8,302,000
Income taxes payable                                                            2,327,000               --
Loan payable                                                                           --        4,750,000
Current portion of note payable                                                   109,000               --
                                                                            -------------     ------------
   Total current liabilities                                                   11,248,000       13,052,000
                                                                            -------------     ------------
Deferred compensation payable                                                   4,241,000        4,356,000
Other liabilities                                                                 190,000          222,000
Note payable, less current portion                                              7,199,000               --
                                                                            -------------     ------------
   Total non current liabilities                                               11,630,000        4,578,000
                                                                            -------------     ------------
   Total liabilities                                                           22,878,000       17,630,000
                                                                            -------------     ------------

Redeemable common stock, Series A and B                                        10,115,000       11,124,000
                                                                            -------------     ------------
Shareholders' equity
Preferred stock, no par value:
Authorized: 100,000,000 shares; no shares issued or outstanding                        --               --
Series A common stock, no par value:
Authorized: 45,000,000 shares; issued and outstanding: 20,495,000 and
20,769,000 at December 31, 2002 and 2001                                        3,324,000        3,596,000
Common stock committed                                                             25,000           25,000
Paid-in capital                                                                 6,499,000        6,424,000
Retained earnings                                                               7,135,000        7,405,000
Accumulated other comprehensive income (loss)                                     (23,000)          56,000
                                                                            -------------     ------------
   Total shareholders' equity                                                  16,960,000       17,506,000
                                                                            -------------     ------------
   Total liabilities, redeemable common stock and shareholders' equity      $  49,953,000     $ 46,260,000
                                                                            =============     ============

           See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Operations

                                                                          For the Year Ended December 31,
                                                                    2002               2001               2000
                                                                -----------        -----------        -----------
Revenue
Marketing allowances                                            $21,178,000        $25,527,000        $17,525,000
Commissions                                                      16,044,000         17,304,000         13,841,000
Administrative fees                                              12,007,000         11,700,000          9,550,000
Other income                                                        820,000            678,000          1,516,000
                                                                -----------        -----------        -----------
   Total revenue                                                 50,049,000         55,209,000         42,432,000
                                                                -----------        -----------        -----------

Expenses
Selling, general and administrative                              43,521,000         47,575,000         45,590,000
Depreciation and amortization                                     4,339,000          4,578,000          3,518,000
Other                                                             2,859,000          3,459,000          2,730,000
                                                                -----------        -----------        -----------
   Total expenses                                                50,719,000         55,612,000         51,838,000
                                                                -----------        -----------        -----------

Operating loss                                                     (670,000)          (403,000)        (9,406,000)

Other income (loss)
Investment income (loss), net                                       652,000           (125,000)           999,000
Interest expense                                                    (76,000)           (40,000)          (260,000)
Gain on sale of building                                                 --                 --          3,574,000
                                                                -----------        -----------        -----------
   Total other income (loss)                                        576,000           (165,000)         4,313,000

Loss before income taxes and cumulative
effect of accounting change                                         (94,000)          (568,000)        (5,093,000)

Income tax benefit                                                  (34,000)          (220,000)        (1,755,000)
                                                                -----------        -----------        -----------

Net loss before cumulative effect of accounting
Change                                                              (60,000)          (348,000)        (3,338,000)
Cumulative effect of accounting change, net of tax                       --                 --           (226,000)
                                                                -----------        -----------        -----------

Net loss                                                        $   (60,000)       $  (348,000)       $(3,564,000)
                                                                ============       ===========        ===========

Basic and diluted loss per share:

Loss before cumulative effect of accounting change              $        --        $     (0.01)       $     (0.13)
Accretion of redeemable common stock                                     --              (0.02)             (0.02)
                                                                -----------        -----------        -----------
Loss available to common shareholders before
     cumulative effect of accounting change                              --              (0.03)             (0.15)
Cumulative effect of accounting change                                   --                 --              (0.01)
                                                                -----------        -----------        -----------
Basic and diluted loss available to common shareholders         $        --        $     (0.03)       $     (0.16)
                                                                ===========        ===========        ===========
Weighted average shares outstanding                              25,093,000         25,861,000         26,238,000

            See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                 Consolidated Statement of Shareholders' Equity

                                       Series A Common Stock                                          Accumulated
                             ---------------------------------------                                    Other
                                                        Common Stock    Paid-in        Retained      Comprehensive
                             Shares        Amount        Committed       Capital        Earnings      Income (Loss)        Total
                             ------        ------       ------------    -------        --------      -------------         -----
Balance December 31,
1999                        20,863,000   $3,659,000     $      --      $5,204,000     $12,385,000     $ (572,000)       $20,676,000
Comprehensive
Loss, net of tax:
Net loss                                                                               (3,564,000)                       (3,564,000)
Net unrealized gains
on investments                                                                                            72,000             72,000
Less:
Reclassification
adjustment for losses
included in net
loss                                                                                                     (11,000)           (11,000)
                                                                                                                        -----------
Total comprehensive
loss                                                                                                                     (3,503,000)
Accretion to
redemption value                                                                         (495,000)                        (495,000)
Retirement upon
voluntary
repurchases of
common stock                   (86,000)     (89,000)                                      (82,000)                         (171,000)
Issuance of common
stock                           27,000       26,000                                                                          26,000
Common stock committed          66,000                    100,000                                                           100,000
Producer stock option
expense                                                                 1,114,000                                         1,114,000
                            ----------   ----------     ---------     -----------      -----------     -----------      -----------
Balance December 31,
2000                        20,870,000    3,596,000       100,000       6,318,000       8,244,000       (511,000)        17,747,000

Comprehensive income,
net of tax:
Net loss                                                                                 (348,000)                         (348,000)
Net unrealized gains
on investments                                                                                         1,036,000          1,036,000
Less:
Reclassification
adjustment for
losses included in
net loss                                                                                                (469,000)          (469,000)
                                                                                                                        -----------
Total comprehensive
income                                                                                                                      219,000
Retirement upon
voluntary
repurchases of
common stock                  (149,000)    (150,000)                                      (94,000)                         (244,000)
Retirement upon
mandatory redemption                                                       10,000                                            10,000
Accretion to
redemption value                                                                         (397,000)                         (397,000)
Issuance of common
Stock committed                 33,000      150,000      (150,000)                                                               -
Common stock
committed                       15,000                     75,000                                                            75,000
Producer stock option
expense                                                                    96,000                                            96,000
                            ----------   ----------     ---------     -----------      -----------     -----------      -----------
Balance December 31,
2001                        20,769,000    3,596,000        25,000       6,424,000       7,405,000         56,000         17,506,000


Comprehensive
loss, net of tax:
Net loss                                                                                  (60,000)                          (60,000)
Net unrealized losses
on investments                                                                                          (211,000)          (211,000)
Less:
Reclassification
adjustment for
gains included in
net loss                                                                                                 132,000            132,000
                                                                                                                        -----------
Total
comprehensive loss                                                                                                         (139,000)
Retirement upon
voluntary
repurchases of
common stock                  (274,000)    (272,000)                                     (184,000)                         (456,000)
Retirement upon
mandatory redemption                                                       71,000                                            71,000
Accretion to
redemption value                                                                          (26,000)                          (26,000)
Producer stock option
expense                                                                     4,000                                             4,000
                            ----------   ----------     ---------     -----------      -----------     -----------      -----------
Balance December 31, 2002   20,495,000   $3,324,000     $  25,000     $ 6,499,000      $7,135,000      $ (23,000)       $16,960,000
                            ==========   ==========     =========     ===========      ===========     ===========      ===========

                       See notes to financial statements.

            REGAN HOLDING CORP. AND SUBSIDIARIES
            Consolidated Statement of Cash Flows

                                                                               For the Year Ended December 31,
                                                                          2002              2001             2000
                                                                      -------------     -------------     -----------
Cash flows from operating activities:
Net loss                                                              $    (60,000)      $  (348,000)    $ (3,564,000)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization                                            4,339,000         4,578,000        3,518,000
Loss (gain), on sale or disposal of fixed assets                           255,000           381,000       (3,850,000)
Provision for bad debts                                                    393,000           342,000          369,000
Losses on equity investee                                                       --           896,000          721,000
Common stock awarded to non-employees                                           --            75,000          100,000
Producer stock option expense                                                4,000            96,000        1,114,000
Investment impairment loss                                                      --           642,000               --
Amortization (accretion) of investments                                     76,000            47,000         (138,000)
Realized (gains) losses on sales of investments, net                      (219,000)          138,000           18,000
Unrealized losses on trading securities, net                             1,034,000                --               --
Changes in operating assets and liabilities:
Purchases of trading securities, net                                    (5,276,000)               --               --
Accounts receivable                                                       (840,000)       (1,003,000)         200,000
Prepaid expenses and deposits                                           (1,065,000)          236,000         (201,000)
Income taxes receivable and payable                                      2,403,000         3,585,000         (767,000)
Deferred tax assets                                                       (134,000)         (133,000)       1,666,000
Accounts payable and accrued liabilities                                   510,000            15,000         (251,000)
Deferred compensation payable                                             (115,000)        1,359,000        1,632,000
Other operating assets and liabilities                                    (895,000)           14,000         (319,000)
                                                                      -------------     -------------     -----------
Net cash provided by operating activities                                  410,000        10,920,000          248,000
                                                                      -------------     -------------     -----------

Cash flows from investing activities:
Purchases of available-for-sale securities                                (959,000)      (10,150,000)      (7,687,000)
Proceeds from sales and maturities of available-for-sale
securities                                                               8,633,000         8,049,000       18,415,000
Proceeds from building sale                                                     --                --        8,400,000
Proceeds from (issuance of) note receivable                                     --         5,750,000       (5,750,000)
Purchases of fixed assets                                               (5,580,000)      (16,458,000)      (5,635,000)
Acquisition of Values Financial Network assets                                                    --       (2,350,000)
Acquisition of prospectdigital assets                                     (225,000)               --               --
Equity in and advances to investee                                              --          (358,000)      (1,503,000)
                                                                      -------------     -------------     -----------
Net cash provided by (used in) investing activities                      1,869,000       (13,167,000)       3,890,000
                                                                      -------------     -------------     -----------

Cash flows from financing activities:
Proceeds from loans payable                                              5,321,000         5,250,000        4,600,000
Payments toward loans payable                                          (10,071,000)       (2,765,000)      (6,985,000)
Proceeds from note payable                                               7,350,000                --               --
Payments toward note payable                                               (42,000)               --               --
Repurchases of redeemable common stock                                    (964,000)         (500,000)        (821,000)
Voluntary repurchases of common stock                                     (456,000)         (244,000)        (171,000)
Proceeds from stock option exercises                                            --                --           26,000
                                                                      -------------     -------------     -----------
Net cash provided by (used in) in financing activities                   1,138,000         1,741,000       (3,351,000)
                                                                      -------------     -------------     -----------
Net increase (decrease) in cash and cash equivalents                     3,417,000          (506,000)         787,000
Cash and cash equivalents, beginning of period                           1,376,000         1,882,000        1,095,000
                                                                      -------------     -------------     -----------
Cash and cash equivalents, end of period                              $  4,793,000      $  1,376,000      $ 1,882,000
                                                                      =============     =============     ===========

Supplemental cash flow information:
Taxes Paid                                                            $      7,000      $     14,000      $        --
Interest Paid                                                         $    411,000      $    180,000      $   224,000


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

         Legacy Marketing has marketing agreements with Transamerica Life Insurance and Annuity Company ("Transamerica"), American National Insurance Company ("American National"), John Hancock Variable Life Insurance Company ("John Hancock"), and Investors Insurance Corporation (the "carriers"). During 2002, Legacy Marketing terminated its marketing agreement with IL Annuity and Insurance Company ("IL Annuity"). The marketing agreements grant Legacy Marketing the exclusive right to market certain fixed annuity products issued by the carriers (the "policies"). In addition, Legacy Marketing is responsible for appointing independent insurance producers who contract with Legacy Marketing to sell policies. The highest producers are referred to as wholesalers. For providing these services, the carriers pay Legacy Marketing commissions and marketing allowances.

         Legacy Marketing also has administrative agreements with the carriers (including IL Annuity) pursuant to which Legacy Marketing provides clerical, administrative, and accounting services with respect to the policies. These services include billing, collecting and remitting premium for the policies. For providing these services, the carriers pay Legacy Marketing administrative fees.

         Through its wholly-owned broker-dealer subsidiary, Legacy Financial, the Company sells variable annuity and life insurance products, mutual funds and debt and equity securities. Legacy Financial has entered into sales agreements with investment companies that give it the non-exclusive right to sell investment products on behalf of those companies. Sales of investment products are conducted through Legacy Financial's network of independent registered representatives.

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

   c.    Revenue Recognition

         When a policyholder remits a premium payment with an accurate and completed application for an insurance policy, the policy is considered inforce and Legacy Marketing recognizes marketing allowances and commission income. Legacy Marketing's carriers grant policyholders a contractual right to terminate the insurance contract ten to thirty days after a policy is placed inforce. This return period varies depending on the carrier, the type of policy and the jurisdiction in which the policy is sold. Legacy Marketing gathers historical product return data that does not vary significantly from quarter to quarter, and has historically been predictive of future events. Returns are estimated using this data and have been reflected in the Consolidated Financial Statements. Legacy Marketing recognizes administrative fees on a per transaction basis as services are performed, with the amount of the fee depending on the type of policy and type of service.

         Legacy Financial recognizes commission revenue when clients remit payment with a signed and completed variable annuity or investment contract. Under the terms of the sales agreements between Legacy Financial and various investment companies, Legacy Financial is compensated based upon predetermined percentages of actual sales levels.

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

   d.    Cash and Cash Equivalents

         Cash and cash equivalents include marketable securities with an original maturity of ninety days or less.

   e.    Investments

         The Company's investments are classified as available-for-sale or trading securities and are carried at fair value. For available-for-sale securities, unrealized gains and losses, net of the related tax effect, are reported as a separate component of shareholders' equity. For trading securities, unrealized gains and losses are reported in Selling, general and administrative expenses.

         Premiums and discounts are amortized or accreted over the life of the related investment as an adjustment to yield using the effective interest method. Interest income is recognized when earned. Realized gains and losses on sales of investments are recognized in the period sold using the specific identification method for determining cost.

         Investments classified as available-for-sale are periodically reviewed to determine if declines in fair value below cost are other-than-temporary. Significant and sustained decreases in quoted market prices, a series of historical and projected operating losses by the investee or other factors are considered as part of the review. If the decline in fair value has been determined to be other-than-temporary, an impairment loss is recorded in Investment income and the individual security is written down to a new cost basis.

   f.    Fixed Assets

         Fixed assets are stated at cost, less accumulated depreciation and amortization. The Company capitalizes consulting fees, and salaries and benefits for employees who are directly associated with the development of software for internal use when both of the following occur:

         o The preliminary project stage is completed and therefore the project is in the application development stage; and

         o Management authorizes and commits to funding a software project and it is probable that the project will be completed and the software will be used to perform the function desired.

         Modifications or enhancements made to an existing software product that result in additional functionality are also capitalized. When the new software is placed in production, we begin amortizing the asset over its estimated useful life. Training and maintenance costs are accounted for as expenses as they occur.

         Depreciation is computed using the straight-line method over the estimated useful life of each type of asset, as follows:

                  Computer hardware and purchased software         3-5 years
                  Internal use software development costs          3-5 years
                  Leasehold improvements                           2-10 years
                  Furniture and equipment                          5 years
                  Building                                         40 years

   g.    Goodwill and Other Intangible Assets

         Goodwill and Other Intangible assets were acquired in the Company's purchase of Values Financial Network, Inc. in 2000 and prospectdigital, LLC in 2002. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 10 years, which is its estimated useful life. Pursuant to Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," the Company ceased amortizing goodwill beginning January 1, 2002 (see Note 4). As required by SFAS 142, the Company performed a transitional and annual goodwill impairment test during 2002, and determined that goodwill was not impaired. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.

   h.    Impairment of Long-Lived Assets

         In accordance with Statement of Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Measurement of the impairment of long-lived assets is based upon management's estimate of undiscounted future cash flows. We periodically review capitalized internal use software to determine if the carrying value is fairly stated. If our review determines that future cash flows directly related to the software or the business unit of which it is a part, as applicable, are insufficient, or if new technology indicates that the value of replacement software is less than our carrying value, we record an impairment loss. If software in development is abandoned, the Company takes a charge to write off the capitalized amount in the period the decision is made to abandon it.

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

   k.    Stock Options

         At December 31, 2002, the Company has a stock-based employee compensation plan (see Note 12) and accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.


         The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                       2002         2001           2000
                                                       ----         ----           ----
Net loss, as reported:                              $ (60,000)    $(348,000)     $(3,564,000)
  Deduct:  Total stock-based employee
    compensation expense
    determined under fair value method for all
    awards, net of related tax effects               (478,000)     (411,000)        (414,000)
                                                    ---------     ---------      -----------
 Pro forma net loss                                 $(538,000)    $(759,000)     $(3,978,000)
Basic and diluted loss per share:
 As reported                                        $       -     $   (0.03)     $     (0.16)
 Pro forma                                          $   (0.02)    $   (0.04)     $     (0.17)

The fair value of the employee option grants for pro forma disclosure purposes was estimated using the minimum value method, with the following assumptions:

                                    2002             2001            2000
                                ------------     ------------    --------
    Risk-free interest rates    4.08%-4.52%      4.50%-4.88%     5.92%-6.67%
    Expected life               4 years          3-5 years       3-5 years
    Dividend yield              None             None            None

l.       Accounting Pronouncement to be Adopted Subsequent to December 31, 2002

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company's management anticipates that the implementation of SFAS 146 will not have a material effect on its consolidated results of operations or financial position.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others". This interpretation requires the initial recognition and initial measurement, on a prospective basis only, to guarantees issued or modified after December 31, 2002. The Company anticipates that the implementation of this interpretation will not have a material effect on its 2003 consolidated results of operations or financial position.

2.       Investments

                                                                Maturity in years:
                                   -------------------------------------------------------------------------
                                      1 to 5          5 to 10        Longer Than
                                       Years           Years          10 Years      Other          Total
                                   ----------     -----------       ----------    ----------     -----------
December 31, 2002
Corporate bonds                    $4,588,000     $        --      $  340,000     $       --     $ 4,928,000
Mutual funds                               --              --              --      5,295,000       5,295,000
                                   ----------     -----------       ----------    ----------     -----------
Amortized cost                      4,588,000              --         340,000      5,295,000      10,223,000
Gross unrealized gains                  4,000              --              --             --           4,000
Gross unrealized losses                    --              --         (42,000)    (1,034,000)     (1,076,000)
                                   ----------     -----------      ----------     ----------     -----------
Fair value                         $4,592,000     $        --      $  298,000     $4,261,000     $ 9,151,000
                                   ==========     ===========      ==========     ==========     ===========
December 31, 2001
Corporate bonds                    $7,339,000     $        --      $1,025,000     $       --     $ 8,364,000
Mutual funds                               --              --              --      4,376,000       4,376,000
                                   ----------     -----------      ----------     ----------     -----------
Amortized cost                      7,339,000              --       1,025,000      4,376,000      12,740,000
Gross unrealized gains                  8,000              --              --             --           8,000
Gross unrealized losses                    --              --        (129,000)       (48,000)       (177,000)
                                   ----------     -----------      ----------     ----------     -----------
Fair value                         $7,347,000     $        --      $  896,000     $4,328,000     $12,571,000
                                   ==========     ===========      ==========     ==========     ===========

                                                     2002             2001           2000
                                                  -----------      ----------     ----------
                         Gross realized gains     $   281,000      $   92,000     $  144,000
                         Gross realized losses    $   (62,000)     $ (230,000)    $ (162,000)

         During 2001, the Company determined that certain investment securities had other-than-temporary declines in fair value below cost. As a result, the Company recorded impairment losses of $642,000, and the individual securities were written down to a new cost basis.

3.       Fixed Assets

                                                             December 31,
                                                      -------------------------
                                                           2002        2001
                                                      ------------  -----------
         Computer hardware and purchased
         software                                     $  7,796,000  $ 7,340,000
         Internal use software development costs        16,345,000   10,996,000
         Leasehold improvements                          1,324,000    1,260,000
         Furniture and equipment                         3,169,000    3,174,000
         Building                                        7,798,000    7,780,000
         Land                                            2,703,000    2,689,000
                                                      ------------  -----------
                                                        39,135,000   33,239,000
         Accumulated depreciation and amortization     (13,294,000)  (9,192,000)
                                                      ------------  -----------
         Total                                        $ 25,841,000  $24,047,000
                                                      ============  ===========

4.       Goodwill and Other Intangible Assets

         On January 1, 2002, the Company adopted SFAS 142, which eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. As of December 31, 2002, the balance of intangible assets included $1.2 million of goodwill related to the Company's purchase of Values Financial Network, Inc. in December 2000 that was being amortized over ten years prior to January 1, 2002. As required by SFAS 142, the Company is no longer amortizing goodwill. The Company completed a transitional and annual goodwill impairment test during the six months ended June 30, 2002 and year ended December 31, 2002 and determined that goodwill was not impaired.

         The following table provides comparative net loss and loss per share had the non-amortization provision of SFAS 142 been adopted for all periods presented:

                                                         For the Year Ended December 31,
                                                         -------------------------------
                                                            2002                  2001
                                                            ----                  ----
   Net loss                                              $(60,000)            $(348,000)
   Adjustments:
     Goodwill amortization, net of tax benefit
     of $- and $52,000 for years
     ended December 31, 2002 and 2001                           -                78,000
                                                         -------------------------------
   Adjusted net loss                                     $(60,000)            $(270,000)
                                                         ===============================

   Reported basic and diluted loss per share             $      -             $   (0.03)
   Adjusted basic and diluted loss per share             $      -             $   (0.03)

         There was no amortization of goodwill for the year ended December 31, 2000, and the carrying amount of goodwill of $1.2 million did not change from December 31, 2001 to December 31, 2002.

         Acquired intangible assets, all subject to amortization:

                               December 31,
                               ------------
                                    2002                            2001
                      --------------------------------------------------------------
                      Gross Carrying    Accumulated    Gross Carrying    Accumulated
                          Amount        Amortization      Amount        Amortization
                      --------------------------------------------------------------
Copyrights               $250,000        $(100,000)      $250,000       $(50,000)
Software license          223,000          (41,000)             -             -
                      --------------------------------------------------------------
   Total                 $473,000        $(141,000)      $250,000       $(50,000)
                      ==============================================================

         The aggregate amortization expense for the year ended December 31, 2002 was $91,000. The estimated amortization expense for each of the next three years ended December 31, 2005 is $95,000, and the estimated amortization expense for the years ended December 31, 2006 and 2007 are $45,000 and $2,000.

5.       Acquisition of prospectdigital, LLC

         In 2000, the Company purchased a 33.3% ownership interest in a development stage company named prospectdigital, LLC ("prospectdigital") for $403,000. Prospectdigital provides an on-line marketing service to brokers selling annuities and life insurance. To date, prospectdigital has had nominal revenue and has used its capital to develop software to support its business. In addition, the Company loaned $1.1 million to prospectdigital in 2000. The loan bears interest equal to the Prime Rate. In 2001, the Company extended a $400,000 line of credit to prospectdigital, which bears interest at 8.0%. As of December 31, 2001, prospectdigital had drawn $358,000 from the line of credit.

         The Company did not have control over prospectdigital, therefore, the investment in prospectdigital was accounted for under the equity method. In applying the equity method, the Company recorded its proportionate share of the operations (losses) of prospectdigital using a hypothetical liquidation at book value at each balance sheet date, net of the Company's estimate of any other-than-temporary impairment. The Company's recorded loss on its investment, loans payable and advances to prospectdigital was $896,000 and $721,000 during 2001 and 2000, and is included in other expenses. The amounts invested and advanced, net of the Company's share of cumulative losses, have been included in other assets at December 31, 2001.

         In January 2002, the Company purchased all of the remaining outstanding stock of prospectdigital for $225,000 in cash, a non-recourse note payable in the amount of $75,000 and payable out of the future profits of prospectdigital, and $100,000 of contingent consideration based on future income. Under the terms of the purchase agreement, prospectdigital remained liable for payment of the $1.5 million indebtedness, plus accrued interest, due to the Company.

6.       Purchase of Values Financial Network, Inc.

         In 2000, the Company paid $3.7 million for the purchase of Values Financial Network assets. Among the assets acquired were a website, which incorporates sales lead management, investment screening and asset allocation functionalities, and copyrights related to two books. These assets were recorded at fair value, as determined by an independent appraisal. Payments in excess of the identifiable assets were recorded as goodwill. Results of Values Financial Network's operations have been included in the Consolidated Financial Statements since the date of acquisition.

7.       Accounts Payable and Accrued Liabilities

                                                         December 31,
                                                 -----------------------------
                                                      2002            2001
                                                 ------------      -----------
        Accrued compensation                     $  2,346,000      $ 2,871,000
        Accrued sales convention costs              1,664,000        1,039,000
        Commissions payable                         1,110,000        1,366,000
        Payable to insurance carrier                1,097,000          581,000
        Accounts payable                              728,000          845,000
        Accrued production premium deficiency         637,000          485,000
        Miscellaneous accrued expenses              1,230,000        1,115,000
                                                 ------------      -----------
        Total                                    $  8,812,000      $ 8,302,000
                                                 ============      ===========

8.       Loan Payable and Note Payable

         During 2001, the Company purchased the office building which houses its headquarters for $10.6 million. In conjunction with the acquisition, the Company entered into a bridge loan agreement for $4.8 million. In July 2002, the Company replaced the bridge loan with permanent financing in the amount of $7.4 million. This note is payable over ten years in monthly installments of principal and interest based on a 25-year term. At the end of ten years, the Company must pay the balance of principal due on the note. For the first five years, the interest rate is 6.95%. Thereafter, the interest rate is equal to LIBOR plus 2.55%, adjusted semi-annually, subject to a maximum semi-annual 1.00% increase/decrease in the interest rate. The maximum interest rate is 10.50%. As of December 31, 2002, the Company made payments of $42,000 toward the principal balance of the note. The required principal payments over the next five years are as follows: $109,000, $116,000, $125,000, $135,000, and
$144,000.

9.       Deferred Compensation Payable

         The Company sponsors a qualified defined contribution 401(k) plan, which is available to all employees. The 401(k) plan allows employees to defer, on a pre-tax basis, up to 15% of their annual compensation as contributions to the 401(k) plan, subject to a maximum of $11,000. The Company matches 50% of each employee's contributions, up to 6% of their annual compensation, subject to a maximum of $5,500. The Company's matching contributions were $434,000, $439,000, and $409,000 for the years ended December 31, 2002, 2001, and 2000.

         The Company also sponsors a non-qualified tax deferred compensation plan, which is available to certain employees who, because of Internal Revenue Code limitations, are prohibited from contributing the maximum percentage of salary to the 401(k) Plan. Under this deferred compensation plan, certain employees may defer, on a pre-tax basis, a percentage of annual compensation, including bonuses. The Company matches 50% of each employee's contributions, up to a maximum of 6% of annual compensation, less amounts already matched under the 401(k) plan. The Company made matching contributions of $59,000, $55,000, and $48,000 during the years ended December 31, 2002, 2001, and 2000. As of December 31, 2002 and 2001, employee contributions and Company matching contributions, net of accumulated investment losses, totaled $650,000 and $575,000.

         The Company also sponsors a non-qualified tax deferred compensation plan under which producers who earn a minimum of $100,000 may defer, on a pre-tax basis, up to 50% of annual commissions. In addition, the Company will match producer contributions for those producers who earn over $250,000 in annual commissions at rates ranging from 1% to 5% of amounts deferred, depending on the level of annual commissions earned. During the years ended December 31, 2002, 2001, and 2000, matching contributions related to the producer commission deferral plan were $19,000, $36,000, and $32,000. As of December 31, 2002 and 2001, producer contributions and Company matching contributions, net of accumulated investment losses, totaled $3.6 million and $3.8 million.

10.      Commitments and Contingencies

         The Company leases office and warehouse premises and certain office equipment under non-cancelable operating leases. Related rent expense of $585,000, $1.6 million, and $1.5 million is included in occupancy costs for the years ended December 31, 2002, 2001, and 2000. Total rentals for leases of equipment included in equipment expense were $1.1 million, $922,000, and $802,000 for the years ended December 31, 2002, 2001, and 2000.

         The Company's future minimum annual lease commitments under all operating leases as of December 31, 2002 are as follows:

         Year Ended December 31,
                  2003                             $1,047,000
                  2004                                505,000
                  2005                                474,000
                  2006                                307,000
                  2007                                198,000
                                                   ----------
             Total minimum lease payments          $2,531,000
                                                   ==========

         In 1998, the Company entered into a Shareholder's  Agreement with Lynda
L. Regan, Chief Executive Officer of the Company and Chairman of the Company's Board of Directors. Under the terms of this agreement, in the event of the death of Ms. Regan, the Company shall repurchase from Ms. Regan's estate all shares of common stock that were owned by Ms. Regan at the time of her death, or were transferred by her to one or more trusts prior to her death. The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares. The purchase price was equal to $28 million at December 31, 2002. The Company has purchased two life insurance policies with a combined face amount of $29 million for the purpose of funding this obligation in the event of Ms. Regan's death.

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

         As part of the Company's agreements with certain of its insurance producers, the Company may, under certain circumstances, be obligated to offer to purchase the business of the producers. At December 31, 2002, there were no outstanding commitments by the Company relating to such obligations.

11.      Redeemable Common Stock

         Between 1990 and 1992, the Company issued Series A and Series B redeemable common stock to certain shareholders. The Company is obligated to repurchase the redeemable common stock at the current fair market value. Because there is no active trading market for the Company's stock that would establish market value, the Company's Board of Directors approved a redemption value for Series A redeemable common stock of $2.20 per share and $2.19 per share, and a redemption value for Series B redeemable common stock of $1.82 and $2.19 per share, as of December 31, 2002 and 2001, based on an independent appraisal of the stock value obtained by management.

                                              Series A                 Series B                    Total
                                          Redeemable Common        Redeemable Common         Redeemable Common
                                                Stock                    Stock                     Stock
                                      ------------------------   ----------------------   ------------------------
                                                     Carrying                 Carrying                  Carrying
                                        Shares        Amount      Shares       Amount       Shares       Amount
                                      ----------   -----------   --------   -----------   ----------   -----------
Balance January 1, 2000                4,921,000   $ 9,794,000    590,000   $ 1,769,000    5,511,000   $11,563,000
Redemptions and retirement of common
stock                                   (410,000)     (810,000)    (6,000)      (11,000)    (416,000)     (821,000)
Accretion to redemption value                 --       495,000         --            --           --       495,000
                                      ----------   -----------   --------   -----------   ----------   -----------
Balance December 31, 2000              4,511,000     9,479,000    584,000     1,758,000    5,095,000    11,237,000
Redemptions and retirement of common
stock                                   (232,000)     (500,000)    (3,000)      (10,000)    (235,000)     (510,000)
Accretion to redemption value                 --       397,000         --            --           --       397,000
                                      ----------   -----------   --------   -----------   ----------   -----------
Balance December 31, 2001              4,279,000     9,376,000    581,000     1,748,000    4,860,000    11,124,000
Redemptions and retirement of common
stock                                   (457,000)     (996,000)   (21,000)      (39,000)    (478,000)   (1,035,000)
Accretion to redemption value                 --        26,000         --            --           --        26,000
                                      ----------   -----------   --------   -----------   ----------   -----------
Balance December 31, 2002              3,822,000   $ 8,406,000    560,000   $ 1,709,000    4,382,000   $10,115,000
                                      ==========   ===========   ========   ===========   ==========   ===========

         The Company recorded redeemable common stock accretion of $26,000 and $397,000 and related to Series A redeemable common stock for the years ended December 31, 2002 and 2001. The carrying value of Series B redeemable common stock is greater than the redemption value, and has not been accreted.

         Holders of Series A redeemable common stock may redeem their holdings without limitation. Holders of Series B redeemable common stock may only redeem up to 10% of their holdings once per year, limited to a specified twenty-day period during November.

12.      Stock Options and Stock Awards

         The Company currently sponsors two stock-based compensation plans. Under both plans, the exercise price of each option equals the estimated fair value of the underlying common stock on the date of grant, as estimated by management, except for incentive stock options granted to shareholders who own 10% or more of the Company's outstanding stock, where the exercise price equals 110% of the estimated fair value. Both plans are administered by committees, which are appointed by the Company's Board of Directors.

         Producer Option Plan -- Under the Regan Holding Corp. Producer Stock Option and Award plan (the "Producer Option Plan"), the Company may grant to Legacy Marketing producers and Legacy Financial registered representatives shares of the Company's common stock and non-qualified stock options (the "Producer Options") to purchase the Company's common stock. A total of 12.5 million shares have been reserved for grant under the Producer Option Plan. Total stock options granted to Producers for 2002, 2001, and 2000 were 10,000, 265,000, and 1.7 million. Total expenses recorded for Producer stock option grants were $4,000, $96,000, and $1.1 million during 2002, 2001 and 2000. The Producer stock options granted for each of the three years ended December 31, 2002 vested immediately upon the grant date. The fair value of the Producer options were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                   2002         2001           2000
                                 ---------   -----------    -----------
        Risk-free interest rates     4.78%   5.13%-6.80%    5.04%-6.52%
        Volatility                     27%       27%-31%        28%-34%
        Dividend yield               None          None           None
        Expected life             6 years    6-10 years     6-10 years


         The following table summarizes information with respect to shares of Series A common stock awarded to non-employees:

                                        2001         2000
                                    -----------    --------
           Share grants                  48,000      66,000
           Fair value per share     $1.53-$1.65    $   1.53
           Expense recorded         $    75,000    $100,000

         There were no shares of Series A common stock awarded to non-employees during 2002. The share grant for 2001 listed above includes 15,000 shares of Series A common stock that the Company was obligated to award to a service provider, but had not been issued as of December 31, 2002.

         Employee Option Plan -- Under the Regan Holding Corp. 1998 Stock Option Plan (the "Employee Option Plan"), the Company may grant to employees and directors incentive stock options and non-qualified options to purchase the Company's common stock (collectively referred to herein as "Employee Options"). A total of 8.5 million shares have been reserved for grant under the Employee Option Plan. The Employee Options generally vest over four or five years and expire in ten years, except for incentive stock options granted to shareholders who own 10% or more of the outstanding shares of the Company's stock, which expire in five years. The Company uses the intrinsic value method of accounting for stock-based awards granted to employees and, accordingly, does not recognize compensation expense for its stock-based awards to employees.


         Stock option activity under both plans was as follows:

                                                           Total
                                                       Weighted average
                                               Shares   Exercise Price
                                               ------   --------------
         Outstanding at December 31, 1999    8,810,000      $1.13
         Granted                             5,118,000      $1.52
         Exercised                             (27,000)     $0.95
         Forfeited                            (525,000)     $1.08

         Outstanding at December 31, 2000   13,376,000      $1.28
         Granted                             2,976,000      $1.62
         Exercised                                  --      $  --
         Forfeited                            (788,000)     $1.25

         Outstanding at December 31, 2001   15,564,000      $1.35
         Granted                             1,153,000      $1.68
         Exercised                                  --      $  --
         Forfeited                            (768,000)     $1.22

         Outstanding at December 31, 2002   15,949,000      $1.38

         Exercisable at December 31, 2000    8,984,000      $1.25
         Exercisable at December 31, 2001   11,512,000      $1.31
         Exercisable at December 31, 2002   12,407,000      $1.32

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 2002 under both plans:

                                                Options Outstanding                  Options Exercisable
                                          -------------------------------        --------------------------
                                              Weighted           Weighted                         Weighted
                                               Average           Average                          Average
                                              Remaining          Exercise                         Exercise
Range of exercise prices      Shares      Contractual Life        Price           Shares           Price
------------------------      ------      ----------------        -----           ------           -----
     $ 0.73-$0.84             1,654,000         2.6                $ 0.73        1,614,000          $ 0.73
     $      1.03                120,000         1.3                $ 1.03          120,000          $ 1.03
     $ 1.27-$1.40             5,832,000         2.5                $ 1.27        5,568,000          $ 1.27
     $      1.53              4,317,000         4.9                $ 1.53        3,132,000          $ 1.53
     $      1.61              2,081,000         4.8                $ 1.61        1,718,000          $ 1.61
     $      1.65                737,000         8.4                $ 1.65          203,000          $ 1.65
     $      1.68              1,208,000         8.5                $ 1.68           52,000          $ 1.68

13.      Income Taxes

         Deferred tax assets and liabilities are recognized as temporary differences between amounts reported in the financial statements and the future tax consequences attributable to those differences that are expected to be recovered or settled.

         The benefit from federal and state income taxes consists of amounts currently (receivable) payable and amounts deferred which, for the periods indicated, are shown below:


                                      For the Year Ended December 31,
                                ------------------------------------------------
                                  2002               2001               2000
                                ---------         ----------        ------------
Current income taxes:
Federal                         $  76,000         $ (92,000)        $(3,418,000)
State                              24,000             5,000              (3,000)
                                ---------         ---------         -----------
Total current                     100,000           (87,000)         (3,421,000)
                                ---------         ---------         -----------
Deferred income taxes:
Federal                          (170,000)         (117,000)          1,712,000
State                              36,000           (16,000)            (46,000)
                                ---------         ---------         -----------
Total deferred                   (134,000)         (133,000)          1,666,000
                                ---------         ---------         -----------
Benefit from income taxes       $ (34,000)        $(220,000)        $(1,755,000)
                                =========         =========         ===========

         The  Company's  deferred  tax  assets  (liabilities)   consist  of  the
following:

                                                              December 31,
                                                       ------------------------
                                                          2002         2001
                                                       -----------  -----------
Producer stock option and stock awards                 $ 2,182,000  $ 2,180,000
Producer deferred compensation                           1,696,000    1,735,000
Accrued sales convention costs                             663,000      414,000
State net operating loss carryforward, less valuation
allowance of $362,000 and $264,000, net of federal
taxes                                                      248,000      321,000
Alternative minimum tax credit carryforward                304,000      304,000
Investment impairment charge                                    --      256,000
Capital loss                                               353,000       70,000
Unrealized losses                                          427,000           --
Other                                                      817,000      335,000
                                                       -----------  -----------
Subtotal deferred tax assets                             6,690,000    5,615,000

Fixed asset depreciation                                (3,611,000)  (2,658,000)
Deferred gain on building sale                          (1,364,000)  (1,364,000)
Unrealized gains                                                --      (37,000)
Other                                                           --      (27,000)
                                                       -----------  -----------
Subtotal deferred tax liabilities                       (4,975,000)  (4,086,000)
                                                       -----------  -----------
Deferred tax assets, net                               $ 1,715,000  $ 1,529,000
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

         The benefit from income taxes differs from the benefit computed by applying the statutory federal income tax rate (34%) to income before taxes, as follows:

                                                                 For the Year Ended December 31,
                                                      --------------------------------------------------
                                                        2002               2001                 2000
                                                      --------           ---------           -----------
Federal income taxes benefit earned at
statutory rate (34%)                                  $(32,000)          $(193,000)          $(1,710,000)
Increases (reductions) in income taxes resulting
from:
State franchise taxes, net of federal income
tax benefit                                             40,000              (7,000)              (27,000)
Other                                                  (42,000)            (20,000)              (18,000)
                                                      --------           ---------           -----------
Benefit from income taxes                             $(34,000)          $(220,000)          $(1,755,000)
                                                      ========           =========           ===========

         As of December 31, 2002, the Company has state net operating loss carryforwards of $8.6 million that are expected to be utilized in the future. $4.9 million of these state net operating losses begin to expire on December 31, 2012. The Company also has, for state income tax purposes, $304,000 in alternative minimum tax credits which can be used to reduce income taxes in subsequent years to the extent regular tax exceeds tentative minimum tax. The credits have no expiration date.

14.      Loss per Share

         The basic and diluted loss per share calculations are based on the weighted average number of common shares outstanding including shares of redeemable common stock.

                                                          Loss          Shares        Per-share
                                                      (Numerator)     (Denominator)     Amount
                                                     -----------      -------------     ------
For the year ended December 31, 2002
Basic loss per share
Loss                                                 $   (60,000)
Accretion of redeemable common stock                     (26,000)
                                                     -----------
Basic and diluted loss available to
common shareholders                                  $   (86,000)        25,093,000     $   --
                                                     ===========      =============     ======
For the year ended December 31, 2001
Basic loss per share
Loss                                                 $  (348,000)
Accretion of redeemable common stock                    (397,000)
Basic and diluted loss available to
common shareholders                                  $  (745,000)        25,861,000     $(0.03)
                                                     ===========      =============     ======

For the year ended December 31, 2000
Basic loss per share
Loss before cumulative effect of accounting change   $(3,338,000)
Accretion of redeemable common stock                    (495,000)
                                                     ------------

Loss available to common shareholders before
   Cumulative effect of accounting change             (3,833,000)        26,238,000     $(0.15)
Cumulative effect of accounting change                  (226,000)                --       0.01)
                                                     -----------      -------------     ------
Basic and diluted loss available to
common shareholders                                  $(4,059,000)        26,238,000     $(0.16)
                                                     ===========      =============     ======

         The diluted loss per share calculation for the years ended December 31, 2002, 2001 and 2000 excludes antidilutive stock options of 4.1 million, 3.3 million and 6.8 million.

15.       Segment Information

         The Company has identified its reportable segments based on its method of internal reporting and segregates its business into six primary reportable segments: Legacy Marketing, Legacy Financial, Imagent Online, Values Financial Network, and Other. Intersegment transactions are generally accounted for at amounts comparable to transactions with unaffiliated customers, and are eliminated in consolidation. The Legacy Marketing business segment includes the results of selling and administering fixed annuity products and general corporate expenses not allocated to the Company's other segments. Previously, general corporate expenses were reported as a separate business segment. The segment disclosures for the years ended December 31, 2001 and 2000 have been restated to reflect the change in the composition of reportable segments.

                                                                                                                   Values
                                                       Legacy               Legacy              Imagent           Financial
                                                      Marketing            Financial             Online            Network
                                                     ------------         -----------         -----------         -----------
Year Ended December 31, 2002
Total revenue                                        $ 47,859,000         $ 2,519,000         $    86,000         $     7,000
Total expenses                                         45,786,000           3,475,000           1,141,000             841,000
                                                     ------------         -----------         -----------         -----------
Operating income (loss)                                 2,073,000            (956,000)         (1,055,000)           (834,000)
Other income (loss)                                       571,000               7,000              (2,000)                 --
                                                     ------------         -----------         -----------         -----------
Income (loss) before tax                                2,644,000            (949,000)         (1,057,000)           (834,000)
Tax provision (benefit)                                 1,002,000            (354,000)           (409,000)           (314,000)
                                                     ------------         -----------         -----------         -----------
Net income (loss)                                    $  1,642,000         $  (595,000)        $  (648,000)        $  (520,000)
                                                     ============         ===========         ===========         ===========

Year Ended December 31, 2001
Total revenue                                        $ 53,446,000         $ 2,132,000         $      --           $    45,000
Total expenses                                         48,615,000           3,475,000           1,142,000           2,004,000
                                                     ------------         -----------         -----------         -----------
Operating income (loss)                                 4,831,000          (1,343,000)         (1,142,000)         (1,959,000)
Other income (loss)                                      (273,000)             14,000              92,000               2,000
                                                     ------------         -----------         -----------         -----------
Income (loss) before tax                                4,558,000          (1,329,000)         (1,050,000)         (1,957,000)
Tax provision (benefit)                                 1,807,000            (492,000)           (390,000)           (726,000)
                                                     ------------         -----------         -----------         -----------
Net income (loss)                                    $  2,751,000         $  (837,000)        $  (660,000)        $(1,231,000)
                                                     ============         ===========         ===========         ===========

Year Ended December 31, 2000
Total revenue                                        $ 39,423,000         $ 2,961,000         $     4,000         $        --
Total expenses                                         45,832,000           3,209,000             970,000             136,000
                                                     ------------         -----------         -----------         -----------
Operating loss                                         (6,409,000)           (248,000)           (966,000)           (136,000)
Other income (loss)                                     4,235,000              27,000              42,000                  --
                                                     ------------         -----------         -----------         -----------
Loss before tax                                        (2,174,000)           (221,000)           (924,000)           (136,000)
Tax benefit                                              (766,000)            (78,000)           (343,000)            (50,000)
                                                     ------------         -----------         -----------         -----------
Net loss before cumulative
effect of accounting change                            (1,408,000)           (143,000)           (581,000)            (86,000)
Cumulative effect of accounting
change                                                   (226,000)                 --                  --                  --
                                                     ------------         -----------         -----------         -----------
Net loss                                             $ (1,634,000)        $  (143,000)        $  (581,000)        $   (86,000)
                                                     ============         ===========         ===========         ===========

Total assets
December 31, 2002                                    $ 65,952,000         $ 1,188,000         $   852,000         $ 2,969,000
                                                     ============         ===========         ===========         ===========
December 31, 2001                                    $ 61,564,000         $ 1,631,000         $ 1,114,000         $ 4,012,000
                                                     ============         ===========         ===========         ===========

                                                                                                  Intercompany
                                                             Other              Subtotal          Eliminations            Total
                                                         -----------         ------------         ------------         ------------
Year Ended December 31, 2002
Total revenue                                            $   134,000         $ 50,605,000         $   (556,000)        $ 50,049,000
Total expenses                                                32,000           51,275,000             (556,000)          50,719,000
                                                         -----------         ------------         ------------         ------------
Operating income (loss)                                      102,000             (670,000)                  --             (670,000)
Other income (loss)                                               --              576,000                   --              576,000
                                                         -----------         ------------         ------------         ------------
Income (loss) before tax                                     102,000              (94,000)                  --              (94,000)
Tax provision (benefit)                                       41,000              (34,000)                  --              (34,000)
                                                         -----------         ------------         ------------         ------------
Net income (loss)                                        $    61,000         $    (60,000)        $         --         $    (60,000)
                                                         ===========         ============         ============         ============
Year Ended December 31, 2001
Total revenue                                            $   120,000         $ 55,743,000         $   (534,000)        $ 55,209,000
Total expenses                                               910,000           56,146,000             (534,000)          55,612,000
                                                         -----------         ------------         ------------         ------------
Operating income (loss)                                     (790,000)            (403,000)                  --             (403,000)
Other income (loss)                                               --             (165,000)                  --             (165,000)
                                                         -----------         ------------         ------------         ------------
Income (loss) before tax                                    (790,000)            (568,000)                  --             (568,000)
Tax provision (benefit)                                     (419,000)            (220,000)                  --             (220,000)
                                                         -----------         ------------         ------------         ------------
Net income (loss)                                        $  (371,000)        $   (348,000)        $         --         $   (348,000)
                                                         ===========         ============         ============         ============

Year Ended December 31, 2000
Total revenue                                            $   535,000         $ 42,923,000         $   (491,000)        $ 42,432,000
Total expenses                                             2,182,000           52,329,000             (491,000)          51,838,000
                                                         -----------         ------------         ------------         ------------
Operating loss                                            (1,647,000)          (9,406,000)                  --           (9,406,000)

Other income (loss)                                            9,000            4,313,000                   --            4,313,000
                                                         -----------         ------------         ------------         ------------
Loss before tax                                           (1,638,000)          (5,093,000)                  --           (5,093,000)
Tax benefit                                                 (518,000)          (1,755,000)                  --           (1,755,000)
                                                         -----------         ------------         ------------         ------------
Net loss before cumulative
effect of accounting change                               (1,120,000)          (3,338,000)                  --           (3,338,000)
Cumulative effect of accounting
Change                                                            --             (226,000)                  --             (226,000)
                                                         -----------         ------------         ------------         ------------
Net loss                                                 $(1,120,000)        $ (3,564,000)        $         --        $  (3,564,000)
                                                         ===========         ============         ============         ============
Total assets
December 31, 2002                                        $   194,000         $ 71,155,000         $(21,202,000)        $ 49,953,000
                                                         ===========         ============         ============         ============
December 31, 2001                                        $   244,000         $ 68,565,000         $(22,305,000)        $ 46,260,000
                                                         ===========         ============         ============         ============

16.      Concentration of Risk

         As of December 31, 2002, Legacy Marketing sold its products on behalf of four unaffiliated insurance carriers: American National, Transamerica, John Hancock and Investors Insurance Corporation. Effective during the first quarter of 2002, Legacy Marketing and IL Annuity terminated their marketing agreement. The agreements with the following carriers generated a significant portion of the Company's total consolidated revenue (sales on behalf of Investors Insurance Corporation began in the second quarter of 2002):

                                      2002        2001         2000
                                      ----        ----         ----
Transamerica                          52%          68%         50%
American National                     17%           5%         10%
IL Annuity                            12%          20%         29%
John Hancock                           8%           -           -

         Although Legacy Marketing sells and administers several annuity and life insurance products on behalf of the insurance carriers, its revenues are derived primarily from sales and administration of certain annuity product series:

                                                              2002  2001  2000
                                                              ----  ----  ----
SelectMark(SM) series (sold on behalf of Transamerica)        51%    67%   49%
BenchMark(SM) series (sold on behalf of American National)    16%     4%    6%
VisionMark(SM) series (sold on behalf of IL Annuity)          11%    19%   28%
AssureMark(SM) series (sold on behalf of John Hancock)         8%     -     -

         During the first quarter of 2003, Legacy Marketing discontinued marketing life insurance products issued by American National. Certain Legacy Marketing employees who were supporting the life insurance product operations were either terminated or reassigned to other positions in Legacy Marketing. In addition, Legacy Marketing discontinued marketing certain fixed annuity products issued by Transamerica.

    Supplementary Data

    Quarterly Financial Information (Unaudited)

                            First Quarter      Second Quarter       Third Quarter      Fourth Quarter          Year
---------------------       ------------        ------------        ------------        ------------        ------------

2002
Total revenue               $ 11,754,000        $ 12,576,000        $ 11,505,000        $ 14,214,000        $ 50,049,000

Operating income
(loss)                      $ (1,221,000)       $   (205,000)       $   (694,000)       $  1,450,000        $   (670,000)

Net income (loss)           $   (798,000)       $     (2,000)       $   (395,000)       $  1,135,000        $    (60,000)

Basic earnings
(loss) per share:
Earnings (loss)
available to common
shareholders                $      (0.03)       $         --        $      (0.02)       $       0.05        $         --

Diluted earnings
(loss) per share:
Earnings (loss)
available to common
shareholders                $      (0.03)       $         --        $      (0.02)       $       0.04        $         --


2001

Total revenue               $ 11,757,000        $ 15,068,000        $ 15,108,000        $ 13,276,000        $ 55,209,000

Operating income
(loss)                      $ (2,110,000)       $  1,023,000        $  1,537,000        $   (853,000)       $   (403,000)

Net income (loss)           $ (1,257,000)       $    744,000        $    979,000        $   (814,000)       $   (348,000)

Basic earnings
(loss) per share:
Earnings (loss)
available to common
shareholders                $      (0.05)       $       0.02        $       0.04        $      (0.04)       $      (0.03)

Diluted earnings
(loss) per share:
Earnings (loss)
available to common
shareholders                $      (0.05)       $       0.02        $       0.03        $      (0.04)       $      (0.03)

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of Regan Holding Corp.

Our audits of the consolidated financial statements referred to in our report dated March 27, 2003 also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 27, 2003

                                                                    Schedule II - Valuation and Qualifying Accounts

                                                                               Additions
                                                                 Balance at    Charged to                       Balance at
                                                                 beginning      costs and                         end of
                                                                 of period      expenses        Deductions        period
                                                                 ---------      ---------       ----------        ------
2002
Allowance for uncollectible accounts                             $ 348,000      $ 393,000       $ (39,000)       $ 702,000
State net operating loss carryforward valuation allowance        $ 264,000      $  98,000       $    --          $ 362,000

2001
Allowance for uncollectible accounts                             $  94,000      $ 342,000       $ (88,000)       $ 348,000
State net operating loss carryforward valuation allowance        $    --        $ 264,000       $    --          $ 264,000

2000
Allowance for uncollectible accounts                             $  30,000      $ 369,000       $(305,000)       $  94,000
State net operating loss carryforward valuation allowance        $    --        $    --         $    --          $    --


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

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Certain information required by Item 12 is contained in the Company's Definitive Proxy Statement in the section titled "Election of Directors." Such information is incorporated herein by reference.

Securities Authorized For Issuance Under Equity Compensation Plans

                            (a)                       (b)                    (c)
--------------------------- ------------------------- ---------------------- -----------------------------------------
                                                                             Number of shares remaining available
                            Number of shares to be    Weighted-average       for future issuance under equity
                            issued upon exercise of   exercise price of      compensation plans (excluding
Plan category               outstanding options       outstanding options    securities reflected in column (a))
--------------------------- ------------------------- ---------------------- -----------------------------------------

Equity compensation plans
approved by stockholders
(1)                         15,949,000                $1.38                  5,051,000
--------------------------- ------------------------- ---------------------- -----------------------------------------

(1) Includes the Regan Holding Corp. Producer Stock Option and Award Plan and the Regan Holding Corp. 1998 Stock Option Plan

Regan Holding Corp. stockholders have approved all equity compensation plans.

Item 13. Certain Relationships and Related Transactions

         Information   required  by  Item  13  is  contained  in  the  Company's
Definitive Proxy Statement in the section titled "Election of Directors." Such information is incorporated herein by reference.

Item 14.  Controls and Procedures

         The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives. Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated, with the participation of Company's management, the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, which disclosed no significant deficiencies or material weakness, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      Index to Exhibits and Financial Statement Schedules:

              1. The following financial statements are included in Item 8:

                  (i)   Independent Accountants Report.

                  (ii) Consolidated Balance Sheet as of December 31, 2002 and 2001.

                  (iii) Consolidated Statement of Operations for the years ended
                        December 31, 2002, 2001, and 2000.

                  (iv) Consolidated Statement of Shareholders' Equity for the years ended December 31, 2002, 2001, and 2000.

                  (v) Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

                  (vi)  Notes to Consolidated Financial Statements.

              2.  (i)   Quarterly Financial Information.

                  (ii)  Schedule II - Valuation and Qualifying Accounts.

              3. See(c) below.

         (b) Regan Holding Corp. filed a Form 8-K, dated November 26, 2002, announcing a strategic plan to consolidate the life insurance and annuity product portfolio marketing business of Legacy Marketing Group.

         (c)      Exhibit Index:

3(a)     Restated  Articles of  Incorporation.  (1)

3(b)(2)  Amended and Restated  Bylaws of the Company. (5)

4(a) Shareholders' Agreement, dated as of May 29, 1998, by and among the Company, Lynda Regan, Alysia Anne Regan, Melissa Louise Regan and RAM Investments.(6)

10(a)    Administrative   Services  Agreement  effective  January  1,  1991,  as
         amended, between Allianz Life Insurance Company of North America and the Company.(2)

10(b)(1) Marketing   Agreement   effective  June 1, 1993,  as  amended,  between
         American National Insurance Company and the Company.(2)

10(b)(2) Amendment  Three  to   Marketing   Agreement  with  American   National
         Insurance Company.(3) 10(b)(3) Amendment Four to Marketing Agreement with American National Insurance Company.(3) 10(b)(4) Amendment Five to Marketing Agreement with American National Insurance Company.(4)

----------------------
(1) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

10(b)(19) Amendment Twenty One to Marketing  Agreement  with  American  National
          Insurance Company. (16)

10(b)(20) Amendment Twenty Two to Marketing  Agreement  with  American  National
          Insurance Company. (17)

10(b)(21) Amendment Twenty Three to Marketing  Agreement with American  National
          Insurance Company. (17)

10(b)(22) Amendment Twenty Four to Marketing  Agreement  with American  National
          Insurance Company. (18)

10(b)(23) Amendment Twenty Five to Marketing  Agreement  with American  National
          Insurance Company. (19)

10(b)(24) Amendment Twenty Six to Marketing  Agreement  with  American  National
          Insurance Company. (20)

10(b)(25) Amendment Twenty Seven to Marketing  Agreement with American  National
          Insurance Company. (21)

10(b)(26) Marketing Agreement,  effective  November 15, 2002,  between  American
          National Insurance Company and Legacy Marketing Group. (22)

10(c)(1) Insurance Processing Agreement, effective June 1, 1993, as amended, between American National Insurance Company and Legacy Marketing Group.(1)

10(c)(2) Amendment to Insurance Processing Agreement with American National Insurance Company.(2)

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

(18) Incorporated herein by reference to the Company's Form S-2/A, Amendment No. 2, dated February 11, 2002.

(19)     Incorporated  herein by reference
         to the Company's annual report on Form 10-K for the year ended December 31, 2001.

(20) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the six months ended June 30, 2002.

(21) Incorporated herein by reference to the Company's amended annual report on Form 10-K/A for the year ended December 31, 2001.

(22) Certain confidential commercial and financial information has been omitted from the indicated exhibits, but filed under separate cover with the U.S. Securities and Exchange Commission.

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

10(c)(19)    Amendment Nineteen to Insurance Processing  Agreement with American
             National Insurance Company. (11)

10(c)(20)    Amendment Twenty to Insurance  Processing  Agreement  with American
             National Insurance Company. (12)

10(c)(21)   Amendment Twenty One to Insurance Processing Agreement with American
            National Insurance Company.(14)

10(c)(22)   Amendment Twenty Two to Insurance Processing Agreement with American
            National Insurance Company.(14)

10(c)(23)    Amendment Twenty  Three  to  Insurance  Processing  Agreement  with
             American National Insurance Company. (15)

10(c)(24)    Amendment  Twenty  Four  to  Insurance  Processing  Agreement  with
             American National Insurance Company. (16)

10(c)(25)    Amendment  Twenty  Five  to  Insurance  Processing  Agreement  with
             American National Insurance Company. (17)

10(c)(26)   Amendment Twenty Six to Insurance Processing Agreement with American
            National Insurance Company. (18)

10(c)(27)    Amendment  Twenty  Seven to  Insurance  Processing  Agreement  with
             American National Insurance Company.

10(c)(28)    Administrative  Services  Agreement,  effective  February 15, 2003, between  American  National  Insurance Company and Legacy Marketing
             Group. (21)

10(d)        Form of Producer Agreement.(1)

10(e) Settlement Agreement dated June 18, 1993, among the State of Georgia as receiver for and on behalf of Old Colony Life Insurance Company, other related parties and the Company.(1)

10(f)    401(K) Profit Sharing Plan & Trust dated July 1, 1994.(1)

10(g) Marketing Agreement effective January 1, 1996 between IL Annuity and Insurance Company and Legacy Marketing Group.(2)

10(h) Insurance Processing Agreement effective January 1, 1996 between IL Annuity and Insurance Company and Legacy Marketing Group.(2)

10(i) Marketing Agreement effective May 29, 1998 between Transamerica Life Insurance and Annuity Company and Legacy Marketing Group.(3)

10(i)(1) Amendment Two to Marketing Agreement with Transamerica Life Insurance and Annuity Company.(12)

10(i)(2) Amendment Three to Marketing Agreement with Transamerica Life Insurance and Annuity Company.(14)

10(i)(3) Amendment Four to Marketing Agreement with Transamerica Life Insurance and Annuity Company.(21)

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

10(j)(2) Amendment to the  Administrative  Services  Agreement with Transamerica
         Life Insurance and Annuity Company.(4)

10(j)(3) Amendment   Two  to  the   Administrative   Services   Agreement   with
         Transamerica Life Insurance and Annuity Company.(4)

10(j)(4) Amendment Three to Administrative  Services Agreement with Transamerica
         Life Insurance and Annuity Company. (12)

10(j)(5) Amendment Four to Administrative  Services  Agreement with Transamerica
         Life Insurance and Annuity Company.(14)

10(j)(6) Amendment Five to Administrative  Services  Agreement with Transamerica
         Life Insurance and Annuity Company.(21)

10(k) Marketing Agreement effective January 18, 2001 between John Hancock Life Insurance Company and Legacy Marketing Group.

10 (k)(1)Amendment  to the  Marketing  Agreement  with John Hancock Life
         Insurance Company.

10(l) Administrative Services Agreement effective January 18, 2001 between John Hancock Life Insurance Company and Legacy Marketing Group.

10(l)(1) Amendment to the  Administrative  Services  Agreement with John Hancock
         Life Insurance Company.

10(m) Agreement of Purchase and Sale, dated March 8, 2001, by and between Regan Holding Corp. and G & W/Lakeville Corporate Center, LLC. (13)

10(n) Promissory Note by and between Regan Holding Corp. and Washington Mutual Bank FA, dated July 10, 2002. (17)

10(o)    Producer Stock Award and Stock Option Plan, as amended.(8)

10(o)(1) 1998 Stock Option Plan, as amended.(8)

13.1     Annual Report filed on Form 10-K for the ended December 31, 2002. (19)

24       Power of Attorney. (20)

99.1 Certification of Lynda L. Regan pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of G. Steven Taylor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

(17) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the six months ended June 30, 2002.

(18) Incorporated herein by reference to the Company's amended annual report on Form 10-K/A for the year ended December 31, 2001.

(19) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 2002.

(20)     Previously filed.

(21) Certain confidential commercial and financial information has been omitted from the indicated exhibits, but filed under separate cover with the U.S. Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAN HOLDING CORP.

By: /s/ Lynda L. Regan                                     Date:  March 31, 2003
----------------------
Lynda L. Regan
Chairman and Chief Executive Officer


By: /s/ G. Steven Taylor                                   Date:  March 31, 2003
------------------------
G. Steven Taylor
Principal Accounting and  Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Lynda L. Regan                                     Date:  March 31, 2003
----------------------
Lynda L. Regan
Chairman and Chief Executive Officer

By: /s/ R. Preston Pitts                                   Date:  March 31, 2003
------------------------
R. Preston Pitts
President and Chief Operating Officer

By: /s/ Donald Ratajczak                                   Date:  March 31, 2003
------------------------
Donald Ratajczak
Director

By: /s/ Ute Scott-Smith                                    Date:  March 31, 2003
------------------------
Ute Scott-Smith
Director

By: /s/ J. Daniel Speight, Jr.                             Date:  March 31, 2003
------------------------------
J. Daniel Speight, Jr.
Director

                                 CERTIFICATIONS


I, Lynda L. Regan, certify that:
      1. I have reviewed this annual report on Form 10-K of Regan Holding Corp.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c.  presented  in  this  annual  report  our  conclusions   about  the
    effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    /s/ Lynda L. Regan
    ----------------------------------------------------------------------------
    Lynda L. Regan
    Chairman and Chief Executive Officer

Date: March 31, 2003

I, G. Steven Taylor, certify that:

      1. I have reviewed this annual report on Form 10-K of Regan Holding Corp.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c.  presented  in  this  annual  report  our  conclusions   about  the
    effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      /s/ G. Steven Taylor
      --------------------------------------------------------------------------
      G. Steven Taylor
      Chief Financial Officer

Date: March 31, 2003