Form 10-Q
period 2003-03-31
REGAN HOLDING CORP
filed 2003-05-14
CIK 870069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
      ____________.

                          Commission file number 0-4366

                               Regan Holding Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                       68-0211359
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

2090 Marina Avenue, Petaluma, California                    94954
----------------------------------------                  ----------
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

                                 Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|

                      Applicable Only To Corporate Issuers:

      Indicate the number of shares outstanding of the registrant's common stock, as of May 9, 2003:

             Common Stock-Series A                      24,128,000
             Common Stock-Series B                         560,000

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                                                                   March 31,     December 31,
                                                                                     2003            2002
                                                                                 ------------    ------------
                                                                                  (Unaudited)
Assets
  Cash and cash equivalents                                                      $  7,790,000    $  4,793,000
  Trading investments                                                               4,322,000       4,261,000
  Available-for-sale investments                                                    4,398,000       4,890,000
  Accounts receivable, net of allowance of $771,000
  and $760,000 at March 31, 2003 and December 31, 2002                              3,020,000       3,122,000
  Prepaid expenses and deposits                                                       911,000       2,122,000
                                                                                 ------------    ------------
      Total current assets                                                         20,441,000      19,188,000
                                                                                 ------------    ------------
  Net fixed assets                                                                 25,445,000      25,841,000
  Deferred tax assets                                                               1,550,000       1,715,000
  Goodwill                                                                          1,170,000       1,170,000
  Intangible assets, net                                                              309,000         332,000
  Other assets                                                                      1,605,000       1,649,000
                                                                                 ------------    ------------
      Total non current assets                                                     30,079,000      30,707,000
                                                                                 ------------    ------------
      Total assets                                                               $ 50,520,000    $ 49,895,000
                                                                                 ============    ============

Liabilities, redeemable common stock,
and shareholders' equity
Liabilities
  Accounts payable and accrued liabilities                                       $  7,247,000    $  8,754,000
  Income taxes payable                                                              3,217,000       2,327,000
  Current portion of note payable                                                     110,000         109,000
                                                                                 ------------    ------------
      Total current liabilities                                                    10,574,000      11,190,000
                                                                                 ------------    ------------
  Deferred compensation payable                                                     4,300,000       4,241,000
  Other liabilities                                                                   199,000         190,000
  Note payable, less current portion                                                7,170,000       7,199,000
                                                                                 ------------    ------------
      Total non current liabilities                                                11,669,000      11,630,000
                                                                                 ------------    ------------
      Total liabilities                                                            22,243,000      22,820,000
                                                                                 ------------    ------------
Redeemable common stock, Series A and B                                             9,766,000      10,115,000
                                                                                 ------------    ------------
Shareholders' equity
  Preferred stock, no par value: Authorized: 100,000,000 shares
    No shares issued or outstanding                                                        --              --
  Series A common stock, no par value:
    Authorized: 45,000,000 shares, issued and outstanding:
    20,495,000 at March 31, 2003 and December 31, 2002                              3,324,000       3,324,000
  Common stock committed                                                               25,000          25,000
  Paid-in capital                                                                   6,499,000       6,499,000
  Retained earnings                                                                 8,686,000       7,135,000
  Accumulated other comprehensive loss                                                (23,000)        (23,000)
                                                                                 ------------    ------------
      Total shareholders' equity                                                   18,511,000      16,960,000
                                                                                 ------------    ------------
      Total liabilities, redeemable common stock and shareholders' equity        $ 50,520,000    $ 49,895,000
                                                                                 ============    ============

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                 For the Three Months Ended
                                                                                         March 31,
                                                                                ----------------------------
                                                                                    2003            2002
                                                                                ------------    ------------
Revenue
  Marketing allowances                                                          $  7,877,000    $  5,028,000
  Commissions                                                                      5,045,000       4,009,000
  Administrative fees                                                              3,584,000       2,626,000
  Other income                                                                       284,000         181,000
                                                                                ------------    ------------
      Total revenue                                                               16,790,000      11,844,000
                                                                                ------------    ------------
Expenses
  Selling, general and administrative                                             12,287,000      11,300,000
  Depreciation and amortization                                                    1,080,000       1,049,000
  Other                                                                              900,000         817,000
                                                                                ------------    ------------
      Total expenses                                                              14,267,000      13,166,000
                                                                                ------------    ------------
Operating income (loss)                                                            2,523,000      (1,322,000)
Other income
  Investment income, net                                                              90,000          47,000
  Interest expense                                                                    (6,000)         (8,000)
                                                                                ------------    ------------
      Total other income, net                                                         84,000          39,000
                                                                                ------------    ------------
Income (loss) before income taxes                                                  2,607,000      (1,283,000)
Provision for (benefit from) income taxes                                          1,056,000        (485,000)
                                                                                ------------    ------------
Net income (loss)                                                               $  1,551,000    $   (798,000)
                                                                                ============    ============

Basic earnings (loss) per share:
Earnings (loss) available to common shareholders                                $       0.06    $      (0.03)
Weighted average shares outstanding                                               24,744,000      25,341,000

Diluted earnings (loss) per share:
Earnings (loss) available to common shareholders                                $       0.06    $      (0.03)
Weighted average shares outstanding                                               27,612,000      25,341,000

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                             Series A
                                           Common Stock                      Common
                               -------------------------------------         Stock                Paid-in              Retained
                                    Shares               Amount             Committed             Capital              Earnings
                               ----------------     ----------------     ----------------     ----------------     ----------------
Balance December 31, 2002            20,495,000     $      3,324,000     $         25,000     $      6,499,000     $      7,135,000
Comprehensive income,
  net of tax:
Net income                                                                                                                1,551,000
  Net unrealized
    gains on investments
  Less: reclassification
    adjustment for gains
    included in net income

Total comprehensive income
                               ----------------     ----------------     ----------------     ----------------     ----------------
Balance March 31, 2003               20,495,000     $      3,324,000     $         25,000     $      6,499,000     $      8,686,000
                               ================     ================     ================     ================     ================

                               Accumulated Other
                                 Comprehensive
                                      Loss             Total
                                  ------------      ------------
Balance December 31, 2002         $    (23,000)     $ 16,960,000
Comprehensive income,
  net of tax:
Net income                                             1,551,000
  Net unrealized
    gains on investments                (1,000)           (1,000)
  Less: reclassification
    adjustment for gains
    included in net income               1,000             1,000
                                                    ------------
Total comprehensive income                             1,551,000
                                  ------------      ------------
Balance March 31, 2003            $    (23,000)     $ 18,511,000
                                  ============      ============

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       For the Three Months Ended
                                                                                               March 31,
                                                                                   ---------------------------------
                                                                                      2003                  2002
                                                                                   -----------           -----------
Cash flows from operating activities:
Net income (loss)                                                                  $ 1,551,000           $  (798,000)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
  Depreciation and amortization                                                      1,080,000             1,049,000
  Losses on write-off of fixed assets                                                   11,000               159,000
  Provision for bad debts                                                               25,000                64,000
  Amortization of premium or discount on investments                                    18,000                20,000
  Realized (gains) losses on sales of investments, net                                  (2,000)               49,000
  Unrealized losses on trading securities, net                                         234,000                    --
Changes in operating assets and liabilities:
  Purchases of trading securities, net                                                (295,000)           (4,633,000)
  Accounts receivable                                                                   77,000               662,000
  Prepaid expenses and deposits                                                      1,211,000              (923,000)
  Income taxes receivable and payable                                                  890,000                 5,000
  Deferred tax assets                                                                  164,000              (497,000)
  Accounts payable and accrued liabilities                                          (1,507,000)              311,000
  Deferred compensation payable                                                         59,000               277,000
  Other operating assets and liabilities                                                53,000              (149,000)
                                                                                   -----------           -----------
    Net cash provided by (used in) operating activities                              3,569,000            (4,404,000)
                                                                                   -----------           -----------

Cash flows from investing activities:
Purchases of available-for-sale securities                                            (529,000)             (959,000)
Proceeds from sales and maturities of available-for-sale securities                  1,006,000             7,962,000
Purchases of fixed assets                                                             (672,000)           (1,901,000)
Acquisition of prospectdigital assets                                                       --              (225,000)
                                                                                   -----------           -----------
Net cash provided by (used in) investing activities                                   (195,000)            4,877,000
                                                                                   -----------           -----------

Cash flows from financing activities:
Proceeds from loans payable                                                                 --             1,338,000
Payments toward note payable                                                           (28,000)                   --
Repurchases of redeemable common stock                                                (349,000)             (550,000)
Voluntary repurchases of common stock                                                       --              (108,000)
                                                                                   -----------           -----------
  Net cash provided by (used in) financing activities                                 (377,000)              680,000
                                                                                   -----------           -----------
Net increase in cash and cash equivalents                                            2,997,000             1,153,000
Cash and cash equivalents, beginning of period                                       4,793,000             1,376,000
                                                                                   -----------           -----------

Cash and cash equivalents, end of period                                           $ 7,790,000           $ 2,529,000
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

      The statements are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company's consolidated financial position and results of operations. The results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed by the Company with the Securities and Exchange Commission on March 31, 2003.

2.    Stock Options

      The Company has a stock-based employee compensation plan and accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
      Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

      The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                                            For the Three Months Ended March 31,
                                                                            ------------------------------------
                                                                                2003                    2002
                                                                            -------------            -----------
Net income (loss), as reported:                                             $   1,551,000            $  (798,000)
   Deduct:  Total stock-based employee compensation expense
     determined under fair value method for all awards, net
     of related tax effects                                                      (110,000)              (116,000)
                                                                            -------------            -----------
   Pro forma net income (loss)                                              $   1,441,000            $  (914,000)
                                                                            =============            ===========

Earnings (loss) per share:
  Basic - as reported                                                       $        0.06            $     (0.03)
  Basic - pro forma                                                         $        0.06            $     (0.04)
  Diluted - as reported                                                     $        0.06            $     (0.03)
  Diluted - pro forma                                                       $        0.05            $     (0.04)

3.    Earnings (Loss) Per Share

                                                         Earnings                           Per-share
                                                          (Loss)               Shares         Amount
                                                        -----------          ----------       ------
For the three months ended March 31, 2003

Income available to common shareholders                 $ 1,551,000          24,744,000       $ 0.06
Effect of dilutive securities - employee and
producer stock options                                                        2,868,000
                                                        -----------          ----------       ------
Diluted earnings per share                              $ 1,551,000          27,612,000       $ 0.06
                                                        ===========         ===========       ======

For the three months ended March 31, 2002

Basic and diluted loss available to
common shareholders                                     $  (798,000)         25,341,000       $(0.03)
                                                        ===========         ===========       ======

      The diluted loss per share calculation for the three months ended March 31, 2002 excludes antidilutive stock options of 4.1 million.

4.    Segment Information

                                                  Revenue                                 Net Income (Loss)
                                      ---------------------------------         ---------------------------------
                                                         For the Three Months Ended March 31,
                                      ---------------------------------------------------------------------------
                                          2003                 2002                 2003                  2002
                                      ------------         ------------         ------------         ------------
Legacy Marketing Group                $ 16,278,000         $ 11,347,000         $  2,090,000         $   (286,000)
Legacy Financial Services, Inc.            582,000              546,000             (268,000)            (223,000)
Imagent Online, LLC                         40,000               20,000             (154,000)            (170,000)
Values Financial Network, Inc.               2,000                2,000             (141,000)            (133,000)
Other                                       48,000               33,000               24,000               14,000
Intercompany Eliminations                 (160,000)            (104,000)                  --                   --
                                      ------------         ------------         ------------         ------------
Total                                 $ 16,790,000         $ 11,844,000         $  1,551,000         $   (798,000)
                                      ============         ============         ============         ============

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

Regan Holding Corp. Consolidated

      We had consolidated net income of $1.6 million during the first quarter of 2003, compared to consolidated net losses of $798,000 during the first quarter of 2002. This favorable change of $2.4 million is primarily due to recognition of income at Legacy Marketing Group ("Legacy Marketing") in the first quarter of 2003 compared to losses during the same period of 2002, partially offset by increased losses at Legacy Financial Services, Inc. ("Legacy Financial").

Legacy Marketing

      During the first quarter of 2003, Legacy Marketing had net income of $2.1 million, compared to net losses of $286,000 during the same period in 2002. The improved results are due to increased revenues, partially offset by increased expenses.

      During the first quarter of 2003, Legacy Marketing commissions and marketing allowances increased $3.9 million (45%) from the first quarter of 2002, due to an increase in sales of fixed annuity insurance products. Legacy Marketing's sales increase was driven by sales of declared rate and equity index annuities, reflecting a shift in the marketplace toward more traditional fixed income-based annuities. In addition, sales on behalf of Investors Insurance Corporation, which began in the second quarter of 2002, contributed $2.6 million of commissions and marketing allowances during the first quarter of 2003. The overall increase in commissions and marketing allowances during the first quarter of 2003 was offset in part by the effect of discontinuing several annuity products issued by Transamerica Life Insurance and Annuity Company. Legacy Marketing will continue to administer these annuity products and to accept additional premium payments, subject to applicable additional deposit rules for these products. The discontinued products accounted for approximately 9% and 43% of our total consolidated revenue for the quarters ended March 31, 2003 and 2002. We expect that sales of recently introduced Transamerica products will partially offset the effect of the discontinued Transamerica products.

      Legacy Marketing also discontinued marketing life insurance products issued by American National Insurance Company effective during the first quarter of 2003. These products accounted for a nominal amount of revenue during each of the quarters ending March 31, 2003 and 2002. In April 2003, American National reduced the crediting rates of several annuity products marketed by Legacy Marketing. As a result, we expect that sales of annuity products on behalf of American National will decrease during the remainder of 2003. It is possible that in the short term, overall consolidated revenues may also decline. Legacy Marketing will continue to market annuity products and administer American National life insurance products and annuity products, including acceptance of renewal premium. In addition, Legacy Marketing is developing new annuity products with American National that may result in increased sales in the long term.

      Administrative fees increased $958,000 (36%) during the first quarter of 2003 compared to the same period in 2002, primarily due to increases in the number of policies issued and administered.

      As of March 31, 2003, Legacy Marketing sold and administered products on behalf of four unaffiliated insurance carriers: American National, Transamerica, Investors Insurance Corporation, and John Hancock Variable Life Insurance

Company. Legacy Marketing also performs administrative services for IL Annuity and Insurance Company products. As indicated below, the agreements with these carriers generated a significant portion of our total consolidated revenue (sales on behalf of Investors Insurance Corporation began in the second quarter of 2002):

                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                                 2003          2002
                                                 ----          ----
            American National                     38%           11%
            Transamerica                          26%           64%
            Investors Insurance Corporation       18%           --
            IL Annuity                             7%           16%
            John Hancock                           5%            3%

      Our   consolidated   revenues  are  derived   primarily   from  sales  and
administration of the following annuity product series:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                2003       2002
                                                                ----       ----
BenchMark(SM) series (sold on behalf of American
National)                                                        37%        9%
SelectMark(R) series (sold on behalf of Transamerica)            26%       64%
MarkOne(SM) series (sold on behalf of Investors
Insurance Corporation)                                           18%       --
VisionMark(R) series (sold on behalf of IL Annuity)               5%       16%
AssureMark(SM) series (sold on behalf of John Hancock)            5%        3%

      We expect that sales of the BenchMark(SM) series sold on behalf of American National will decrease during the remainder of 2003, as a result of the reduced crediting rates mentioned above.

      Legacy   Marketing's   expenses  increased  $1.1  million  (9%)  primarily
attributable to increases in selling, general and administrative expenses. Selling, general and administrative expenses increased $1 million (10%) primarily due to increases in compensation, insurance, and sales promotion and support expenses. Compensation increased primarily due to salary increases, accruals for incentive based compensation based on our consolidated first quarter results, temporary help due to increased business volume, and benefits. Increased insurance expenses reflected rising prices for disability insurance coverage. Sales promotion and support expenses increased primarily due to increased agent appointment fees and commissions, partially offset by decreased incentive trip expenses.

Legacy Financial

      Legacy Financial incurred net losses of $268,000 during the first quarter of 2003 compared to net losses of $223,000 during the first quarter of 2002, primarily due to increased expenses partially offset by increased revenues.

      Legacy Financial revenue increased $36,000 (7%) primarily due to increases in insurance premiums billed to Legacy Financial's distribution network of registered representatives.

      Legacy Financial's expenses increased $100,000 (11%), primarily due to increases in insurance costs.

Imagent Online, LLC

      Imagent had net losses of $154,000 during the first quarter of 2003 compared to net losses of $170,000 during the first quarter of 2002. The reduced losses are primarily due to a 100% increase in subscription revenues from $20,000 to $40,000. Expenses were relatively flat during the first quarter of 2003 compared to the same period last year.

Values Financial Network, Inc.

      During the first quarter of 2003, Values Financial Network, Inc. incurred net losses of $141,000, compared to net losses of $133,000 during the first quarter of 2002. Revenues were unchanged during the first quarter of 2003 compared to the same period last year. Expenses increased 7% from $220,000 to $235,000 primarily due to increased direct marketing costs and technology consulting fees, partially offset by reduced compensation costs resulting from lower headcount.

Other Segments

      During the first quarter of 2003, combined net income from our other subsidiaries was $24,000, compared to combined net income of $14,000 during the first quarter of 2002. The favorable change of $10,000 is primarily due to increased advisory fee revenues.

Liquidity and Capital Resources

      Net cash provided from operating activities was $3.6 million for the first quarter of 2003, primarily due to improved operating results.

      Net cash used by investing activities was $195,000 due to acquisitions of fixed assets, partially offset by net maturities of short-term investment-grade securities.

      Net cash used by financing activities was $377,000 primarily due to repurchases of our common stock.

      We intend to continue to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 4.  Controls and Procedures

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 2003.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAN HOLDING CORP.


Date: May 14, 2003              Signature: /s/ R. Preston Pitts
                                           -------------------------------------
                                           R. Preston Pitts
                                           President and Chief Operating Officer


Date: May 14, 2003              Signature: /s/ G. Steven Taylor
                                           -------------------------------------
                                           G. Steven Taylor
                                           Chief Financial Officer

                                 CERTIFICATIONS

I, Lynda L. Regan, Chief Executive Officer of Regan Holding Corp., certify that:

            (1) I have reviewed this quarterly report on Form 10-Q for the period ending March 31, 2003 of Regan Holding Corp.;

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

Date: May 14, 2003


/s/ Lynda L. Regan
Lynda L. Regan
Chairman and Chief Executive Officer

I, G. Steven Taylor, Chief Financial Officer of Regan Holding Corp., certify that:

            (1) I have reviewed this quarterly report on Form 10-Q for the period ending March 31, 2003 of Regan Holding Corp.;

            (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Regan Holding Corp. as of, and for, the periods presented in this quarterly report;

            (4) The other certifying officer[s] and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Regan Holding Corp. and we have:

                        (a) designed such disclosure controls and procedures to ensure that material information relating to Regan Holding Corp., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                        (b) evaluated the effectiveness of Regan Holding Corp.'s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

                        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            (5) The other certifying officer[s] and I have disclosed, based on our most recent evaluation, to Regan Holding Corp.'s auditors and the audit committee of Regan Holding Corp.'s board of directors (or persons performing the equivalent function):

                        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Regan Holding Corp.'s ability to record, process, summarize and report financial data and have identified for Regan Holding Corp.'s auditors any material weaknesses in internal controls; and

                        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in Regan Holding Corp.'s internal controls; and

            (6) The other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003


/s/ G. Steven Taylor
G. Steven Taylor
Chief Financial Officer