Form 10-Q/A
period 2003-03-31
REGAN HOLDING CORP
filed 2003-08-15
CIK 870069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

[X} Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

                        Commission file number 000-19704

                               Regan Holding Corp.
             (Exact name of registrant as specified in its charter)

           California                                      68-0211359
 (State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

2090 Marina Avenue, Petaluma, California                     94954
(Address of principal executive offices)                   (Zip Code)

                                  707-778-8638
              (Registrant's telephone number, including area code)

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

                                 Yes [ ]     No [X]

                      Applicable Only To Corporate Issuers:

      Indicate the number of shares outstanding of the registrant's common stock, as of May 9, 2003:

          Common Stock-Series A                       24,128,000
          Common Stock-Series B                          560,000

                                Explanatory Note

This Quarterly Report on Form 10-Q/A amends the Registrant's Form 10-Q for the quarter ended March 31, 2003. This Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2003 is being filed to restate the Registrant's financial results. In connection with a review of the Registrant's contracts, the Registrant determined that it should have recorded additional revenue during the first quarter of 2003 that it earned as a performance bonus for sales of fixed annuity and life products under the terms of one of its insurance carrier partner contracts. As a result, the Registrant has revised its Consolidated Financial Statements for the three months ended March 31, 2003 (see Note 2 to the Consolidated Financial Statements for additional information concerning the revisions).

Except  for   disclosures   affected  by  the  revisions  to  the   Registrant's
Consolidated Financial Statements, all other information is presented as of the original filing date and has not been updated in this amended filing.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                                                                         March 31,       December 31,
                                                                                           2003             2002
                                                                                     --------------     --------------
                                                                                       (Unaudited
                                                                                       and Restated)
Assets
  Cash and cash equivalents                                                          $    7,790,000     $    4,793,000
  Trading investments                                                                     4,322,000          4,261,000
  Available-for-sale investments                                                          4,398,000          4,890,000
  Accounts receivable, net of allowance of $771,000
  and $760,000 at March 31, 2003 and December 31, 2002                                    3,563,000          3,122,000
  Prepaid expenses and deposits                                                             911,000          2,122,000
                                                                                     --------------     --------------
      Total current assets                                                               20,984,000         19,188,000
                                                                                     --------------     --------------
  Net fixed assets                                                                       25,445,000         25,841,000
  Deferred tax assets                                                                     1,550,000          1,715,000
  Goodwill                                                                                1,170,000          1,170,000
  Intangible assets, net                                                                    309,000            332,000
  Other assets                                                                            1,605,000          1,649,000
                                                                                     --------------     --------------
      Total non current assets                                                           30,079,000         30,707,000
                                                                                     --------------     --------------
      Total assets                                                                   $   51,063,000     $   49,895,000
                                                                                     ==============     ==============

Liabilities, redeemable common stock,
and shareholders' equity
Liabilities
  Accounts payable and accrued liabilities                                           $    7,247,000     $    8,754,000
  Income taxes payable                                                                    3,436,000          2,327,000
  Current portion of note payable                                                           110,000            109,000
                                                                                     --------------     --------------
      Total current liabilities                                                          10,793,000         11,190,000
                                                                                     --------------     --------------
  Deferred compensation payable                                                           4,300,000          4,241,000
  Other liabilities                                                                         199,000            190,000
  Note payable, less current portion                                                      7,170,000          7,199,000
                                                                                     --------------     --------------
      Total non current liabilities                                                      11,669,000         11,630,000
                                                                                     --------------     --------------
      Total liabilities                                                                  22,462,000         22,820,000
                                                                                     --------------     --------------
Redeemable common stock, Series A and B                                                   9,766,000         10,115,000
                                                                                     --------------     --------------
Shareholders' equity
  Preferred stock, no par value: Authorized: 100,000,000 shares
    No  shares  issued or  outstanding                                                           --                 --
   Series A common stock, no par value:
    Authorized: 45,000,000 shares, issued and outstanding:
    20,495,000 at March 31, 2003 and December 31, 2002                                    3,324,000          3,324,000
  Common stock committed                                                                     25,000             25,000
  Paid-in capital                                                                         6,499,000          6,499,000
  Retained earnings                                                                       9,010,000          7,135,000
  Accumulated other comprehensive loss                                                      (23,000)           (23,000)
                                                                                     --------------     --------------
      Total shareholders' equity                                                         18,835,000         16,960,000
                                                                                     --------------     --------------
      Total liabilities, redeemable common stock and shareholders' equity            $   51,063,000     $   49,895,000
                                                                                     ==============     ==============

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                          For the Three Months Ended
                                                                                  March 31,
                                                                   ------------------------------------
                                                                        2003                  2002
                                                                   --------------        --------------
                                                                     (Restated)
Revenue
  Marketing allowances                                             $    7,877,000        $    5,028,000
  Commissions                                                           5,045,000             4,009,000
  Administrative fees                                                   3,584,000             2,626,000
  Other income                                                            827,000               181,000
                                                                   --------------        --------------
      Total revenue                                                    17,333,000            11,844,000
                                                                   --------------        --------------
Expenses
  Selling, general and administrative                                  12,287,000            11,300,000
  Depreciation and amortization                                         1,080,000             1,049,000
  Other                                                                   900,000               817,000
                                                                   --------------        --------------
      Total expenses                                                   14,267,000            13,166,000
                                                                   --------------        --------------
Operating income (loss)                                                 3,066,000            (1,322,000)
Other income
  Investment income, net                                                   90,000                47,000
  Interest expense                                                         (6,000)               (8,000)
                                                                   --------------        --------------
      Total other income, net                                              84,000                39,000
                                                                   --------------        --------------
Income (loss) before income taxes                                       3,150,000            (1,283,000)
Provision for (benefit from) income taxes                               1,275,000              (485,000)
                                                                   --------------        --------------
Net income (loss)                                                  $    1,875,000        $     (798,000)
                                                                   ==============        ==============

Basic earnings (loss) per share:
Earnings (loss) available to common shareholders                   $         0.08         $       (0.03)
Weighted average shares outstanding                                    24,744,000            25,341,000

Diluted earnings (loss) per share:
Earnings (loss) available to common shareholders                   $         0.07         $       (0.03)
Weighted average shares outstanding                                    27,612,000            25,341,000

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)


                                          Series A
                                        Common Stock            Common                              Accumulated Other
                             ------------------------------      Stock       Paid-in      Retained    Comprehensive
                                   Shares         Amount       Committed     Capital      Earnings         Loss           Total
                             --------------- --------------  ------------  ------------  ---------- ------------------ ------------
                                                                                         (Restated)                     (Restated)
Balance December 31, 2002        20,495,000   $   3,324,000    $  25,000    $6,499,000   $7,135,000    $   (23,000)     $16,960,000
Comprehensive income,
  net of tax:
Net income                                                                                1,875,000                       1,875,000
  Net unrealized
    gains on investments                                                                                    (1,000)          (1,000)
  Less: reclassification
    adjustment for gains
    included in net income                                                                                   1,000            1,000
                                                                                                                        ------------
Total comprehensive income                                                                                                1,875,000
                                 ----------   -------------    ---------    ----------   ----------    -----------      -----------
Balance March 31, 2003           20,495,000   $   3,324,000    $  25,000    $6,499,000   $9,010,000    $   (23,000)     $18,835,000
                                 ==========   =============    =========    ==========   ==========    ===========      ===========

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                        For the Three Months Ended
                                                                                               March 31,
                                                                               ----------------------------------------
                                                                                       2003                   2002
                                                                               -------------------      ---------------
                                                                                    (Restated)
Cash flows from operating activities:
Net income (loss)                                                              $     1,875,000          $     (798,000)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
  Depreciation and amortization                                                      1,080,000               1,049,000
  Losses on write-off of fixed assets                                                   11,000                 159,000
  Provision for bad debts                                                               25,000                  64,000
  Amortization of premium or discount on investments                                    18,000                  20,000
  Realized (gains) losses on sales of investments, net                                  (2,000)                 49,000
  Unrealized losses on trading securities, net                                         234,000                      --
Changes in operating assets and liabilities:
  Purchases of trading securities, net                                                (295,000)             (4,633,000)
  Accounts receivable                                                                 (466,000)                662,000
  Prepaid expenses and deposits                                                      1,211,000                (923,000)
  Income taxes receivable and payable                                                1,109,000                   5,000
  Deferred tax assets                                                                  164,000                (497,000)
  Accounts payable and accrued liabilities                                          (1,507,000)                311,000
  Deferred compensation payable                                                         59,000                 277,000
  Other operating assets and liabilities                                                53,000                (149,000)
                                                                               ---------------          --------------
    Net cash provided by (used in) operating activities                              3,569,000              (4,404,000)
                                                                               ---------------          --------------

Cash flows from investing activities:
Purchases of available-for-sale securities                                            (529,000)               (959,000)
Proceeds from sales and maturities of available-for-sale securities                  1,006,000               7,962,000
Purchases of fixed assets                                                             (672,000)             (1,901,000)
Acquisition of prospectdigital assets                                                       --                (225,000)
                                                                               ---------------          --------------
Net cash provided by (used in) investing activities                                   (195,000)              4,877,000
                                                                               ---------------          --------------

Cash flows from financing activities:
Proceeds from loans payable                                                                 --               1,338,000
Payments toward note payable                                                           (28,000)                     --
Repurchases of redeemable common stock                                                (349,000)               (550,000)
Voluntary repurchases of common stock                                                       --                (108,000)
                                                                               ---------------          --------------
  Net cash provided by (used in) financing activities                                 (377,000)                680,000
                                                                               ---------------          --------------
Net increase in cash and cash equivalents                                            2,997,000               1,153,000
Cash and cash equivalents, beginning of period                                       4,793,000               1,376,000
                                                                               ---------------          --------------

Cash and cash equivalents, end of period                                       $     7,790,000          $    2,529,000
                                                                               ===============          ==============

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

2.    Restatement of Financial Results

      In connection with a review of the Company's contracts, the Company determined that it should have recorded additional revenue during the first quarter of 2003 that it earned as a quarterly performance bonus for sales of fixed annuity and life products under the terms of one of its insurance carrier partner contracts. As a result, the Company has recorded additional revenue of $543,000 and has restated its results for the three months ended March 31, 2003.

      The effects of the restatement of the performance bonus on the Company's Consolidated Financial Statements for the period ending March 31, 2003 are as follows:

      Statement of Operations Data:

                                                  For the Three Months Ended
                                                          March 31, 2003
                                            ------------------------------------

                                              As originally
                                                reported            As restated
Total revenue                               $ 16,790,000          $ 17,333,000
Total expenses                                14,267,000            14,267,000
                                              ----------            ----------
Operating income                               2,523,000             3,066,000
Other income                                      84,000                84,000
                                            ------------          ------------
Income before income taxes                     2,607,000             3,150,000
Provision for income taxes                     1,056,000             1,275,000
                                            ------------          ------------
Net income                                  $  1,551,000          $  1,875,000
                                            ============          ============
Earnings per share - basic                  $        .06          $        .08
                                            ============          ============
Earnings per share -  diluted               $        .06          $        .07
                                            ============          ============


      Balance Sheet Data:

                                                          March 31, 2003
                                            ------------------------------------
                                                  As
                                              originally
                                              reported             As restated
Total assets                                $ 50,520,000          $ 51,063,000
Total liabilities                           $ 22,243,000          $ 22,462,000
Redeemable common stock                     $  9,766,000          $  9,766,000
Shareholders' equity                        $ 18,511,000          $ 18,835,000

3.    Stock Options

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

      The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                                          For the Three Months Ended March 31,
                                                                          ------------------------------------
                                                                                2003                2002
                                                                          -----------------  -----------------
                                                                             (Restated)
Net income (loss), as reported:                                              $1,875,000          $(798,000)
    Deduct:  Total stock-based employee compensation expense
      determined under fair value method for all awards, net
      of related tax effects                                                   (110,000)          (116,000)
                                                                             ----------          ---------
    Pro forma net income (loss)                                              $1,765,000          $(914,000)
                                                                             ==========          =========

 Earnings (loss) per share:
   Basic - as reported                                                       $     0.08          $   (0.03)
   Basic - pro forma                                                         $     0.07          $   (0.04)
   Diluted - as reported                                                     $     0.07          $   (0.03)
   Diluted - pro forma                                                       $     0.06          $   (0.04)

4.    Performance Bonus

      During the first quarter of 2003, Legacy Marketing began earning a quarterly performance bonus from sales of fixed annuity and life products under the terms of one of its insurance carrier partner contracts. Amounts are earned when fixed and determinable and all revenue recognition criteria have been met. The Company has recorded revenue of $543,000 during the three months ended March 31, 2003, which is included in Other income.

5.    Earnings (Loss) Per Share

                                                            Earnings                     Per-share
                                                             (Loss)        Shares         Amount
                                                          -----------    ----------      ---------
For the three months ended March 31, 2003
(Restated)
Income available to common shareholders                   $ 1,875,000    24,744,000      $    0.08
Effect of dilutive securities - employee and
producer stock options                                                    2,868,000
                                                          -----------    ----------      ---------
Diluted earnings per share                                $ 1,875,000    27,612,000      $    0.07
                                                          ===========    ==========      =========

For the three months ended March 31, 2002

Basic and diluted loss available to
common shareholders                                       $  (798,000)   25,341,000      $   (0.03)
                                                          ===========    ==========      =========

      The diluted loss per share calculation for the three months ended March 31, 2002 excludes antidilutive stock options of 4.1 million.

6.    Segment Information

                                                               Revenue                                        Net Income (Loss)
                                         -------------------------------------------------   --------------------------------------
                                                                         For the Three Months Ended March 31,
                                         ------------------------------------------------------------------------------------------
                                                   2003                      2002                      2003                2002
                                         -----------------------   -----------------------   -----------------------  -------------
                                               (Restated)                                           (Restated)
Legacy Marketing Group                       $     16,821,000         $      11,347,000          $     2,414,000      $    (286,000)
Legacy Financial Services, Inc.                       582,000                   546,000                 (268,000)          (223,000)
Imagent Online, LLC                                    40,000                    20,000                 (154,000)          (170,000)
Values Financial Network, Inc.                          2,000                     2,000                 (141,000)          (133,000)
Other                                                  48,000                    33,000                   24,000             14,000
Intercompany Eliminations                            (160,000)                 (104,000)                      --                 --
                                             ----------------         -----------------          ---------------      -------------
Total                                        $     17,333,000         $      11,844,000          $     1,875,000      $    (798,000)
                                             ================         =================          ===============      =============

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

Regan Holding Corp. Consolidated

      We had consolidated net income of $1.9 million during the first quarter of 2003, compared to consolidated net losses of $798,000 during the first quarter of 2002. This favorable change of $2.7 million is primarily due to recognition of income at Legacy Marketing Group ("Legacy Marketing") in the first quarter of 2003 compared to losses during the same period of 2002, partially offset by increased losses at Legacy Financial Services, Inc. ("Legacy Financial").

Legacy Marketing

      During the first quarter of 2003, Legacy Marketing had net income of $2.4 million, compared to net losses of $286,000 during the same period in 2002. The improved results are due to increased revenues, partially offset by increased expenses.

      During the first quarter of 2003, Legacy Marketing commissions and marketing allowances increased $3.9 million (45%) from the first quarter of 2002, due to an increase in sales of fixed annuity insurance products. Legacy Marketing's sales increase was driven by sales of declared rate and equity index annuities, reflecting a shift in the marketplace toward more traditional fixed income-based annuities. In addition, sales on behalf of Investors Insurance Corporation, which began in the second quarter of 2002, contributed $2.6 million of commissions and marketing allowances during the first quarter of 2003. The overall increase in commissions and marketing allowances during the first quarter of 2003 was offset in part by the effect of discontinuing several annuity products issued by Transamerica Life Insurance and Annuity Company. Legacy Marketing will continue to administer these annuity products and to accept additional premium payments, subject to applicable additional deposit rules for these products. The discontinued products accounted for approximately 8% and 43% of our total consolidated revenue for the quarters ended March 31, 2003 and 2002. We expect that sales of recently introduced Transamerica products will partially offset the effect of the discontinued Transamerica products.

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

      Other income increased $624,000 (552%) during the three months ended March 31, 2003 compared to the three months ended March 31, 2002 primarily due to recognition of a quarterly performance bonus from sales of fixed annuity and life products under the terms of one of the Company's insurance carrier partner contracts.

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

                                                 Three Months Ended
                                                     March 31,
                                             ----------------------
                                                 2003        2002
                                             ----------  ----------
                                             (Restated)
American National                                40%         11%
Transamerica                                     25%         64%
Investors Insurance Corporation                  17%         --
IL Annuity                                        6%         16%
John Hancock                                      5%          3%

      Our   consolidated   revenues  are  derived   primarily   from  sales  and
administration of the following annuity product series:

                                                               Three Months Ended
                                                                    March 31,
                                                           ------------------------
                                                               2003          2002
                                                           -----------   ----------
                                                           (Restated)
BenchMark(SM)  series  (sold on  behalf of American
National)                                                      39%            9%
SelectMark(R) series (sold on behalf of Transamerica)          25%           64%
MarkOne(SM) series (sold on behalf of Investors
Insurance Corporation)                                         17%           --
VisionMark(R) series (sold on behalf of IL Annuity)             5%           16%
AssureMark(SM) series (sold on behalf of John Hancock)          5%            3%

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

Item 4. Controls and Procedures

      The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives. As of the date hereof, the Company's Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company's management, the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Company determined that it should have recorded additional revenue during the first quarter of 2003 that it earned as a performance bonus for sales of fixed annuity and life products under the terms of one of its insurance carrier partner contracts. This deficiency was reported to the Company's auditors and to the audit committee of the Company's Board of Directors. As a result, the Company restated its Consolidated Financial Statements for the three months ended March 31, 2003. The Company has instituted changes intended to ensure that the financial effects of all contracts are more effectively monitored. The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter covered by this report, except as described above.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Index to Exhibits

      Exhibit 31.1 Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

      Exhibit 31.2 Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

      Exhibit 32.1 Certifiction of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the first quarter of 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            REGAN HOLDING CORP.


Date: August 14, 2003       Signature:     /s/ R. Preston Pitts
                                           --------------------
                                           R. Preston Pitts
                                           President and Chief Operating Officer


Date: August 14, 2003       Signature:     /s/ G. Steven Taylor
                                           --------------------
                                           G. Steven Taylor
                                           Chief Financial Officer