Form 10-Q
period 2003-06-30
REGAN HOLDING CORP
filed 2003-08-15
CIK 870069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the quarterly period ended June 30, 2003

                                       or

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

                                 Yes[X]  No[ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes[ ]  No[X]

                      Applicable Only To Corporate Issuers:

     Indicate the number of shares outstanding of the registrant's common stock, as of August 7, 2003:

          Common Stock-Series A                          23,849,000
          Common Stock-Series B                             560,000

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                                                                      June 30, 2003      December 31, 2002
                                                                                      -------------      -----------------
                                                                                       (Unaudited)
Assets
Cash and cash equivalents                                                              $ 9,982,000        $  4,793,000
Trading investments                                                                      5,449,000           4,261,000
Available-for-sale investments                                                           6,851,000           4,890,000
Accounts receivable, net of allowance of $764,000 and $760,000 at June 30, 2003
and December 31, 2002                                                                    4,923,000           3,274,000
Prepaid expenses and deposits                                                              759,000           2,122,000
                                                                                       -----------        ------------
    Total current assets                                                                27,964,000          19,340,000
                                                                                       -----------        ------------
Net fixed assets                                                                        25,123,000          25,841,000
Deferred tax assets                                                                      1,739,000           1,715,000
Goodwill                                                                                 1,170,000           1,170,000
Intangible assets, net                                                                     285,000             332,000
Other assets                                                                             1,583,000           1,649,000
                                                                                       -----------        ------------
    Total non current assets                                                            29,900,000          30,707,000
                                                                                       -----------        ------------
    Total assets                                                                       $57,864,000        $ 50,047,000
                                                                                       ===========        ============

Liabilities, redeemable common stock, and
shareholders' equity
Liabilities
Accounts payable and accrued liabilities                                               $10,039,000        $  8,906,000
Income taxes payable                                                                     3,847,000           2,327,000
Current portion of note payable                                                            112,000             109,000
                                                                                       -----------        ------------
    Total current liabilities                                                           13,998,000          11,342,000
                                                                                       -----------        ------------
Deferred compensation payable                                                            5,408,000           4,241,000
Other liabilities                                                                          267,000             190,000
Note payable, less current portion                                                       7,140,000           7,199,000
                                                                                       -----------        ------------
    Total non current liabilities                                                       12,815,000          11,630,000
                                                                                       -----------        ------------
    Total liabilities                                                                   26,813,000          22,972,000
                                                                                       -----------        ------------

Redeemable common stock, Series A and B                                                  9,635,000          10,115,000
                                                                                       -----------        ------------

Shareholders' equity
Preferred stock, no par value: Authorized: 100,000,000 shares;
  No  shares  issued or  outstanding                                                            --                  --
Series A common stock, no par value:
  Authorized: 45,000,000 shares; issued and outstanding:
  20,322,000 shares and 20,495,000 shares at June 30, 2003
  and December 31, 2002                                                                  3,143,000           3,324,000
Common stock committed                                                                      25,000              25,000
Paid-in capital                                                                          6,508,000           6,499,000
Retained earnings                                                                       11,717,000           7,135,000
Accumulated other comprehensive income (loss), net                                          23,000             (23,000)
                                                                                       -----------        ------------
    Total shareholders' equity                                                          21,416,000          16,960,000
                                                                                       -----------        ------------
    Total liabilities, redeemable common stock, and
    shareholders' equity                                                               $57,864,000        $ 50,047,000
                                                                                       ===========        ============

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                         For the Three Months Ended June 30,      For the Six Months Ended June 30,
                                                         -----------------------------------     -----------------------------------
                                                                2003              2002                2003                 2002
                                                           ------------       ------------        ------------         ------------
Revenue
   Marketing allowances                                    $ 10,709,000       $  5,027,000        $ 18,586,000         $ 10,055,000
   Commissions                                                6,217,000          4,272,000          11,262,000            8,281,000
   Administrative fees                                        3,552,000          3,161,000           7,136,000            5,787,000
   Other income                                               1,713,000            205,000           2,540,000              386,000
                                                           ------------       ------------        ------------         ------------
     Total revenue                                           22,191,000         12,665,000          39,524,000           24,509,000
                                                           ------------       ------------        ------------         ------------

Expenses
   Selling, general and administrative                       15,586,000         11,170,000          27,873,000           22,470,000
   Depreciation and amortization                              1,040,000          1,040,000           2,120,000            2,089,000
   Other                                                        785,000            750,000           1,685,000            1,567,000
                                                           ------------       ------------        ------------         ------------
     Total expenses                                          17,411,000         12,960,000          31,678,000           26,126,000
                                                           ------------       ------------        ------------         ------------
Operating income (loss)                                       4,780,000           (295,000)          7,846,000           (1,617,000)
                                                           ------------       ------------        ------------         ------------
Other income
Investment income, net                                           65,000            350,000             155,000              397,000
Interest expense                                                (14,000)           (28,000)            (20,000)             (36,000)
                                                           ------------       ------------        ------------         ------------
     Total other income, net                                     51,000            322,000             135,000              361,000
                                                           ------------       ------------        ------------         ------------

Income (loss) before income taxes                             4,831,000             27,000           7,981,000           (1,256,000)
Provision for (benefit from) income taxes                     1,943,000             29,000           3,218,000             (456,000)
                                                           ------------       ------------        ------------         ------------
Net income (loss) before accretion of redeemable
common stock                                                  2,888,000             (2,000)          4,763,000             (800,000)
Accretion of redeemable common stock                            (70,000)                --             (70,000)                  --
                                                           ------------       ------------        ------------         ------------
Net income (loss) available for common shareholders        $  2,818,000       $     (2,000)       $  4,693,000         $   (800,000)
                                                           ============       ============        ============         ============

Basic earnings (loss) per share:
Earnings (loss) available for common shareholders          $       0.11       $         --        $       0.19         $      (0.03)

Weighted average shares outstanding                          24,530,000         25,136,000          24,636,000           25,237,000

Diluted earnings (loss) per share:
Earnings (loss) available for common shareholders          $       0.10       $         --        $       0.17         $      (0.03)

Weighted average shares outstanding                          27,344,000         25,136,000          27,477,000           25,237,000

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                                          Series A Common Stock           Common
                                                                  -------------------------------         Stock           Paid-in
                                                                     Shares              Amount          Committed        Capital
                                                                  ------------        -----------        ---------       ----------
Balance December 31, 2002                                          20,495,000         $ 3,324,000         $25,000        $6,499,000
  Comprehensive income, net of tax:
     Net income
     Net unrealized gains on investments
     Less: reclassification adjustment for losses included
     in net income

         Total comprehensive income
  Retirement upon voluntary repurchases of common stock              (173,000)           (181,000)
  Accretion to redemption value
  Producer stock option expense                                                                                               9,000
                                                                  -----------         -----------         -------        ----------
 Balance June 30, 2003 (unaudited)                                 20,322,000         $ 3,143,000         $25,000        $6,508,000
                                                                  ===========         ===========         =======        ==========


                                                                                      Accumulated
                                                                                          Other
                                                                    Retained         Comprehensive
                                                                    Earnings          Income (Loss)          Total
                                                                  -----------        -------------        ------------
Balance December 31, 2002                                         $ 7,135,000         $  (23,000)         $ 16,960,000
  Comprehensive income, net of tax:
     Net income                                                     4,763,000                                4,763,000
     Net unrealized gains on investments                                                  56,000                56,000
     Less: reclassification adjustment for losses included
     in net income                                                                       (10,000)              (10,000)
                                                                                                         -------------
         Total comprehensive income                                                                          4,809,000
  Retirement upon voluntary repurchases of common stock              (111,000)                                (292,000)
  Accretion to redemption value                                       (70,000)                                 (70,000)
  Producer stock option expense                                                                                  9,000
                                                                  ------------        ----------         -------------
 Balance June 30, 2003 (unaudited)                                $11,717,000         $   23,000         $  21,416,000
                                                                  ============        ==========         =============

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                  For the Six Months Ended June 30,
                                                                                                  ---------------------------------
                                                                                                      2003                  2002
                                                                                                  -----------           -----------
Cash flows from operating activities:
Net income (loss)                                                                                 $ 4,763,000           $  (800,000)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
     Depreciation and amortization                                                                  2,120,000             2,089,000
     Losses on write-off of fixed assets                                                               73,000               243,000
     Provision for bad debts                                                                           46,000               121,000
     Producer stock option expense                                                                      9,000                 4,000
     Amortization premium or discount on investments                                                   36,000                39,000
     Realized (gains) losses on sales of investments, net                                              16,000              (211,000)
     Unrealized (gains) losses on trading securities, net                                            (614,000)              433,000
Changes in operating assets and liabilities:
     Purchases of trading securities, net                                                            (573,000)           (4,816,000)
     Accounts receivable                                                                           (1,695,000)              370,000
     Prepaid expenses and deposits                                                                  1,363,000              (933,000)
     Income taxes receivable and payable                                                            1,520,000              (106,000)
     Deferred tax assets                                                                              (55,000)             (361,000)
     Accounts payable and accrued liabilities                                                       1,133,000              (492,000)
     Deferred compensation payable                                                                  1,167,000                48,000
     Other operating assets and liabilities                                                           143,000              (116,000)
                                                                                                  -----------           -----------
         Net cash provided by (used in) operating activities                                        9,452,000            (4,488,000)
                                                                                                  -----------           -----------
Cash flows from investing activities:
Purchases of available-for-sale securities                                                         (5,868,000)             (959,000)
Proceeds from sales and maturities of available-for-sale securities                                 3,931,000             8,081,000
Purchases of fixed assets                                                                          (1,428,000)           (3,497,000)
Acquisition of prospectdigital assets                                                                      --              (225,000)
                                                                                                  -----------           -----------
         Net cash provided by (used in) investing activities                                       (3,365,000)            3,400,000
                                                                                                  -----------           -----------
Cash flows from financing activities:
Proceeds from loans payable                                                                                --             2,362,000
Payments toward notes payable                                                                         (56,000)             (260,000)
Repurchases of redeemable common stock                                                               (550,000)             (691,000)
Voluntary repurchases of common stock                                                                (292,000)             (385,000)
                                                                                                  -----------           -----------
         Net cash provided by (used in) financing activities                                         (898,000)            1,026,000
                                                                                                  -----------           -----------
Net increase (decrease) in cash and cash equivalents                                                5,189,000               (62,000)
Cash and cash equivalents, beginning of period                                                      4,793,000             1,376,000
                                                                                                  -----------           -----------
Cash and cash equivalents, end of period                                                          $ 9,982,000           $ 1,314,000
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

     The statements are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company's consolidated financial position and results of operations. The results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed by the Company with the Securities and Exchange Commission on March 31, 2003.

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

     The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                      For the Three Months Ended June 30,        For the Six Months Ended June 30,
                                                      -----------------------------------       -----------------------------------
                                                             2003               2002                2003                   2002
                                                        -------------         ---------         -------------         -------------
Net income (loss) available for common
shareholders, as reported:                              $   2,818,000         $  (2,000)        $   4,693,000         $    (800,000)
Deduct:  Total stock-based employee
compensation expense determined under the fair
value method for all awards, net of related
tax effects                                                  (105,000)         (123,000)             (207,000)             (234,000)
                                                        -------------         ---------         -------------         -------------
Pro forma net income (loss) available for
common shareholders                                     $   2,713,000         $(125,000)        $   4,486,000         $  (1,034,000)
                                                        =============         =========         =============         =============

Earnings (loss) per share:
Basic - as reported                                     $        0.11         $      --         $        0.19         $       (0.03)
Basic - pro forma                                       $        0.11         $      --         $        0.18         $       (0.04)

Diluted - as reported                                   $        0.10         $      --         $        0.17         $       (0.03)
Diluted - pro forma                                     $        0.10         $      --         $        0.16         $       (0.04)

3.   Recent Accounting Pronouncement

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. The provisions of SFAS 150 will require that some of these instruments now be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for existing financial instruments beginning on July 1,

     2003. The Company's management anticipates that the implementation of SFAS 150 will not have a material effect on its consolidated results of operations or financial position.

4.   Performance Bonus

     During the first quarter of 2003, Legacy Marketing Group began earning a quarterly performance bonus from sales of fixed annuity and life products under the terms of one of its insurance carrier partner contracts. Amounts are earned when fixed and determinable and all revenue recognition criteria have been met. The Company has recorded revenue of $1.4 million and $2 million for the three months and six months ended June 30, 2003. These amounts are included in Other income.


5.    Sales Incentive Program

      During 2003, Legacy Marketing Group initiated a sales incentive program for its top independent insurance producers ("Wholesalers"). This program offers bonuses to Wholesalers based primarily on their achievement of predetermined annual sales targets. Bonuses will be paid to qualifying Wholesalers during the first quarter of 2004. As of June 30, 2003, Legacy Marketing Group had accrued an estimated liability of $2 million related to the sales incentive program.

6.    Commitments and Contingencies

      During the second quarter of 2003, the Company amended its Shareholder Agreement with Lynda L. Regan, Chief Executive Officer of the Company and Chairman of the Company's Board of Directors. Under the terms of the amended agreement, upon the death of Ms. Regan, the Company would have the option (but not the obligation) to purchase from Ms. Regan's estate all shares of common stock that were owned by Ms. Regan at the time of her death, or were transferred by her to one or more trusts prior to her death. In addition, upon the death of Ms. Regan, her heirs would have the option (but not the obligation) to sell their inherited shares to the Company. The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares. The purchase price based on the fair market value of Ms. Regan's shares at June 30, 2003 was equal to $28.2 million. The Company has purchased two life insurance policies with a combined face amount of $29 million for the purpose of funding this potential obligation upon Ms. Regan's death.

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

7.    Earnings (Loss) per Share

                                                                                        Per-share
                                                   Income/(Loss)         Shares           Amount
                                                   -------------         ------           ------
For the three months ended June 30, 2003
Net income                                         $ 2,888,000
Accretion of redeemable common stock                   (70,000)
                                                   -----------
Income available to common shareholders              2,818,000         24,530,000        $   0.11
Effect of dilutive securities--employee and
producer stock options                                      --          2,814,000
                                                   -----------         ----------
Diluted earnings per share                         $ 2,818,000         27,344,000        $   0.10
                                                   ===========         ==========        ========

For the three months ended June 30, 2002
Basic and diluted loss available to
common shareholders                                $    (2,000)        25,136,000        $     --
                                                   ===========         ==========        ========

For the six months ended June 30, 2003
Net income                                         $ 4,763,000
Accretion of redeemable common stock                   (70,000)
                                                   -----------
Income available to common shareholders              4,693,000         24,636,000        $   0.19
Effect of dilutive securities--employee and
producer stock options                                      --          2,841,000
                                                   -----------         ----------
Diluted earnings per share                         $ 4,693,000         27,477,000        $   0.17
                                                   ===========         ==========        ========

For the six months ended June 30, 2002
Basic and diluted loss available to common
shareholders                                       $  (800,000)        25,237,000        $  (0.03)
                                                   ===========         ==========        ========

     The diluted loss per share calculations for both the three months and six months ended June 30, 2002 exclude antidilutive stock options of 4.1 million.

8.   Comprehensive Income (loss)

     Total comprehensive income (loss) for the three months ended June 30, 2003 and 2002 was $2,934,000 and $(113,000). For the six months ended June 30, 2003 and 2002, total comprehensive income (loss) was $4,809,000 and $(874,000).

9.   Segment Information

                                              Total Revenue
                       ---------------------------------------------------------
                        Three Months  Three Months   Six Months     Six Months
                            Ended         Ended         Ended          Ended
                          June 30,      June 30,      June 30,       June 30,
                            2003          2002          2003           2002
                       ------------- -------------  ------------  --------------

Legacy Marketing
Group                   $21,573,000   $12,066,000   $ 38,394,000  $ 23,413,000
Legacy Financial
Services, Inc.              654,000       680,000      1,236,000     1,226,000
Imagent Online, LLC          48,000        21,000         88,000        41,000
Values Financial
Network, Inc.                 9,000         1,000         11,000         3,000
Other                        64,000        30,000        112,000        63,000
Intercompany
Eliminations               (157,000)     (133,000)      (317,000)     (237,000)
                        -----------   -----------   ------------  ------------

Total                   $22,191,000   $12,665,000   $ 39,524,000  $ 24,509,000
                        ===========   ===========   ============  ============

                                             Net Income (Loss)
                       --------------------------------------------------------
                        Three Months   Three Months    Six Months    Six Months
                            Ended          Ended          Ended         Ended
                          June 30,       June 30,       June 30,      June 30,
                            2003           2002           2003          2002
                         ----------     ----------     ----------    ----------

Legacy Marketing
Group                    $3,358,000     $  445,000     $5,772,000    $  159,000
Legacy Financial
Services, Inc.             (219,000)      (143,000)      (487,000)     (366,000)
Imagent Online, LLC        (146,000)      (161,000)      (300,000)     (331,000)
Values Financial
Network, Inc.              (144,000)      (155,000)      (285,000)     (288,000)
Other                        39,000         12,000         63,000        26,000
Intercompany
Eliminations                     --             --             --            --
                         ----------     ----------     ----------    ----------

Total                    $2,888,000     $   (2,000)    $4,763,000    $ (800,000)
                         ==========     ==========     ==========    ==========



                            Total Assets
                    -----------------------------

                      June 30,    December 31,
                        2003          2002
                        ----          ----

Legacy Marketing
Group                $ 59,286,000    $51,294,000
Legacy Financial
Services, Inc.          1,486,000      1,188,000
Imagent Online, LLC       726,000        852,000
Values Financial
Network, Inc.           2,692,000      2,969,000
Other                     384,000        194,000
Intercompany
Eliminations           (6,710,000)    (6,450,000)
                    -------------   -------------

Total                $ 57,864,000   $ 50,047,000
                    =============   =============

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

Regan Holding Corp. Consolidated

     We had consolidated net income of $2.9 million and $4.8 million during the three months and six months ended June 30, 2003 compared to consolidated net losses of $2,000 and $800,000 during the same periods in 2002. These favorable changes of $2.9 million and $5.6 million are primarily due to increased net income at Legacy Marketing Group ("Legacy Marketing") and in our Other segment, partially offset by increased losses by Legacy Financial Services, Inc. ("Legacy Financial").

Legacy Marketing

     During the second quarter of 2003, Legacy Marketing earned net income of $3.4 million, compared to net income of $445,000 during the second quarter of 2002. For the six months ended June 30, 2003, Legacy Marketing had net income of $5.8 million, compared to net income of $159,000 during the same period in 2002. These improved results are primarily due to increased revenue, partially offset by increased expenses.

     During the three months and six months ended June 30, 2003, Legacy Marketing commissions and marketing allowances increased $7.7 million (88%) and $11.6 million (67%) compared to the same periods of 2002. Legacy Marketing's sales increase was driven by sales of declared rate and equity index annuities, reflecting a shift in the marketplace toward more traditional fixed income-based annuities. In addition, sales on behalf of Investors Insurance Corporation, which began and were nominal in the second quarter of 2002, contributed $4.3 million and $7.2 million of commissions and marketing allowances during the three months and six months ended June 30, 2003. The overall increase in commissions and marketing allowances during 2003 was offset in part by the effect of discontinuing several annuity products issued by Transamerica Life Insurance and Annuity Company ("Transamerica"). Legacy Marketing will continue to administer these annuity products and to accept additional premium payments, subject to applicable additional deposit rules for these products. The discontinued products accounted for a nominal amount of our total consolidated revenue for the quarter ended June 30, 2003 and approximately 30% of our total consolidated revenue for the quarter ended June 30, 2002. For the six months ended June 30, 2003 and 2002, the discontinued products accounted for approximately 5% and 36% of our total consolidated revenue. Sales of recently introduced Transamerica products have partially offset the effect of the discontinued Transamerica products.

     During the second quarter of 2003, American National Life Insurance Company ("American National") reduced the crediting rates of several annuity products marketed by Legacy Marketing. As a result, sales of annuity products on behalf of American National began to decrease during the second quarter of 2003, and we believe this trend may continue for the remainder of 2003. It is possible that in the short term, overall consolidated revenues may also decline due to this event. Legacy Marketing is developing new annuity products with American National that may result in increased sales for Legacy Marketing in the long term.

     In July 2003, Legacy Marketing announced that it would discontinue marketing the AssureMark (SM) fixed annuity product issued by John Hancock Variable Life Insurance Company ("John Hancock") beginning in August

2003. As a result, sales of annuity products on behalf of John Hancock will decrease during the remainder of 2003. Legacy Marketing is developing new annuity products with John Hancock that may result in increased sales in the long term.

     Administrative fees increased $391,000 (12%) and $1.4 million (23%) during the three months and six months ended June 30, 2003 compared to the same periods in 2002 primarily due to increased issuing and maintenance fees.

     Other income increased $1.4 million (847%) and $2 million (728%) during the three months and six months ended June 30, 2003 compared to the three months and six months ended June 30, 2002. This was primarily due to recognition of a quarterly performance bonus from sales of fixed annuity and life products under the terms of one of the Company's insurance carrier partner contracts.

     As of June 30, 2003, Legacy Marketing sold and administered products on behalf of four unaffiliated insurance carriers: American National, Transamerica, Investors Insurance Corporation, and John Hancock. Legacy Marketing also performs administrative services for products of IL Annuity and Insurance Company ("IL Annuity"). As indicated below, the agreements with these carriers generated a significant portion of our total consolidated revenue (sales on behalf of Investors Insurance Corporation began in the second quarter of 2002):

                        Three months ended June 30,  Six months ended June 30,
                      -----------------------------  --------------------------
                           2003           2002           2003           2002
                      -------------  -------------   -------------  -----------
American National           46%            14%            44%            13%
Transamerica                20%            59%            22%            62%
Investors Insurance
Corporation                 19%             -             18%             -
IL Annuity                   5%            11%             5%            13%
John Hancock                 3%             8%             4%             6%

     Our   consolidated   revenues   are  derived   primarily   from  sales  and
administration of the following annuity products:

                                                              Three months ended June 30,        Six months ended June 30,
                                                              ---------------------------       --------------------------
                                                                 2003             2002             2003            2002
                                                              -----------     -----------       -----------      ---------
BenchMark(SM) series (sold on behalf of American National)        46%              12%            43%               11%
SelectMark(R) series (sold on behalf of Transamerica)             20%              59%            22%               61%
MarkOne(SM) series (sold on behalf of Investors Insurance
Corporation)                                                      19%              --             18%               --
VisionMark(R) series (sold on behalf of IL Annuity)                3%               8%             4%               12%
AssureMark(SM) series (sold on behalf of John Hancock)             3%               8%             4%                6%

     We believe that sales of the BenchMark(SM) series sold on behalf of American National and sales of the AssureMark(SM) series sold on behalf of John Hancock may decrease during the remainder of 2003, as mentioned above.

     Legacy Marketing expenses increased $4.3 million (37%) and $5.4 million (23%) during the three months and six months ended June 30, 2003 compared to the same periods in 2002 primarily due to increases in selling, general and administrative expenses. Selling, general and administrative expenses increased $4.4 million (43%) and $5.4 million (27%) primarily due to increases in sales promotion and support expenses, compensation, insurance, and courier expenses. Sales promotion and support expenses increased primarily due to bonuses for our top independent insurance producers based on their achievement, for the year 2003, of predetermined annual sales targets. Compensation increased primarily due to salary increases, incentive based compensation based on our consolidated year-to-date results, temporary help due to increased business volume, and benefits. Increased insurance expenses reflected rising prices for errors and omissions and workers' compensation insurance coverage. The increase in courier expenses was related to increased business volume.

         During 2002, we began an evaluation of an internal use software project that we initially licensed in 1998. We began this project intending to replace our administration system after the vendor of our existing administration system required us to migrate from the existing system to an alternative platform. In late 2002, we learned from our vendor that we might be able to retain our existing system. A financial analysis completed in February 2003 indicated that remaining on the existing system may provide greater benefit than converting to a new system even after considering the investment to date. In July 2003, our vendor concluded that we could continue to use our existing system for an extended period. We are currently performing a rigorous evaluation of our Company-wide technological needs, which includes an assessment of the viability of the existing system. We expect to complete this assessment within the next few months. To date, we have $4.4 million capitalized relating to this software. If our final decision is to abandon the existing software, we estimate that approximately $1.2 million of this software will have continuing value and be used to upgrade our existing system. In the event we do make a decision to abandon the software, we expect to write off the remaining $3.2 million in the period we make that decision.

Legacy Financial

     Legacy Financial incurred net losses of $219,000 during the second quarter of 2003 compared to net losses of $143,000 during the second quarter of 2002, primarily due to decreased revenues and increased expenses. For the six months ended June 30, 2003, Legacy Financial had net losses of $487,000 compared to net losses of $366,000 during the same period in 2002, primarily due to increased expenses.

     Legacy Financial revenue decreased $26,000 (4%) during the second quarter of 2003 compared to the same period in 2002, primarily due to decreased marketing allowances and commissions related to lower overall sales volume and changes in product mix. On a year-to-date basis, revenue is relatively flat compared to the prior year.

     Legacy Financial expenses increased $118,000 (13%) and $218,000 (12%) during the three months and six months ended June 30, 2003 compared to the same periods in 2002. The increase in the second quarter of 2003 expenses is primarily due to an increase in selling, general and administrative expenses. Selling, general and administrative expenses increased $104,000 (13%) primarily attributable to increased incentive compensation, increased errors and omissions insurance premiums, and increased legal expenses related to routine matters, partially offset by lower occupancy costs resulting from Legacy Financial's move to the Company's headquarters during 2002.

     On a year-to-date basis, selling, general and administrative expenses increased $131,000 (8%) primarily due to increased incentive compensation, increased errors and omissions insurance premiums, and increased legal expenses related to routine matters, partially offset by lower occupancy costs resulting from Legacy Financial's move to the Company's headquarters during 2002. Other expenses increased $87,000 (52%) primarily due to increased insurance costs and equipment maintenance expenses.

Imagent Online, LLC

     Imagent Online, LLC ("Imagent") had net losses of $146,000 during the second quarter of 2003 compared to net losses of $161,000 during the second quarter of 2002. During the six months ended June 30, 2003, Imagent had net losses of $300,000 compared to net losses of $331,000 during the same period in 2002. The reduced losses are primarily due to increased revenues partially offset by increased expenses. Revenues increased $27,000 (129%) and $47,000 (115%) during the three months and six months ended June 30, 2003 compared to comparable prior year periods primarily due to increased subscriptions and licensing revenues. Expenses increased $22,000 (8%) and $15,000 (3%) during the second quarter and year-to-date periods primarily due to increased depreciation and amortization, partially offset by decreased postage expenses related to a direct marketing campaign.

Values Financial Network, Inc.

     Values Financial Network, Inc. ("VFN") had net losses of $144,000 during the second quarter of 2003 compared to net losses of $155,000 during the second quarter of 2002. During the six months ended June 30, 2003, VFN had net losses of $285,000 compared to net losses of $288,000 during the same period in 2002. The reduced losses are primarily due to increased revenues, partially offset by increased expenses. Revenues increased $8,000 (800%) and $8,000 (267%) during the quarterly and year-to-date periods primarily due to rental income from a tenant who began subleasing office space from VFN in the second quarter of 2003. Expenses increased by a nominal amount during the second quarter of 2003 compared to the same period in 2002, and increased $21,000 (5%) on a year-to-date basis primarily due to a loss on the disposal of fixed assets.

     When we purchased VFN in 2000, part of the purchase price was for goodwill. Before January 1, 2002, we amortized the goodwill on a straight-line basis over 10 years, which was its estimated useful life. Pursuant to Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," we ceased amortizing goodwill on January 1, 2002. As required by SFAS 142, we performed a transitional and annual goodwill impairment test during 2002. The impairment test required by the provisions of SFAS 142 required us to forecast the discounted value of future cash flows expected to be derived from VFN. During 2002, we revised the business model for VFN to focus on corporate and individual producer sales and our projections supported the balance of goodwill. During the first six months of 2003, cash flows did not meet the forecasted amount. We have further refined our business model for VFN, including identifying a new market and committing additional resources to develop the business. We also updated our cash flow forecast to reflect the business model changes and concluded that these projections support the balance of goodwill. When we perform our 2003 annual goodwill impairment analysis, we may conclude that some amount of goodwill impairment has occurred if revenues do not occur as planned.

Other Segment

     During the second quarter of 2003, combined net income from our Other segment was $39,000, compared to combined net income of $12,000 during the second quarter of 2002. For the six months ended June 30, 2003, combined net income from our Other segment was $63,000, compared to combined net income of $26,000 during the same period in 2002. These favorable changes are primarily due to increased advisory fee revenues.

Liquidity and Capital Resources

     Net cash provided by operating activities was $9.5 million for the six months ended June 30, 2003 compared to net cash used in operating activities of $4.5 million for the same period in 2002, primarily due to increased operating results and lower net purchases of trading securities.

     Net cash used in investing activities was $3.4 million for the six months ended June 30, 2003 compared to net cash provided by investing activities of $3.4 million for the six months ended June 30, 2002, primarily due to increased purchases and lower sales of available-for-sale securities, partially offset by lower cash outlays for the development of internal use software.

    Net cash used in financing activities was $898,000 compared to net cash provided by financing activities of $1 million, primarily due to net proceeds from loans during the first half of 2002, partially offset by lower repurchases of our common stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the Company's market risk, interest rate risk, credit risk, or equity price risk since December 31, 2002. Please see the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for more information concerning Quantitative and Qualitative Disclosures About Market Risk.

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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of our shareholders at the Annual Meeting of Shareholders held on June 6, 2003:

                                                                    For                   Against          Abstain/Withheld
                                                                    ---                   -------          ----------------
1.  Election of five (5) Directors to hold office
    until the Annual Meeting of Shareholders in 2004
    and until their  successors are duly elected. The
    nominees are listed as follows:
       a.       Lynda L. Regan                                   16,083,539                     --              80,077
       b.       R. Preston Pitts                                 16,074,047                     --              89,569
       c.       Ute Scott-Smith                                  15,912,960                     --             250,656
       d.       J. Daniel Speight, Jr.                           16,114,120                     --              49,496
       e.       Dr. Donald Ratajczak                             16,114,343                     --              49,273
2.   Ratification of the appointment of
     PricewaterhouseCoopers LLP as the Company's
     independent auditors for the year ended
     December 31, 2003.                                          15,221,330                928,813              13,473

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 4 Amended and Restated Shareholder's Agreement, dated as of June 30, 2003, by and among the Company, Lynda Regan, Alysia Anne Regan, Melissa Louise Regan and RAM Investments.

     Exhibit 10.1 Amendment Five to the Marketing Agreement by and between Legacy Marketing Group and Transamerica Life Insurance and Annuity Company. *

     Exhibit 10.2 Amendment Six to the Administrative Services Agreement by and between Legacy Marketing Group and Transamerica Life Insurance and Annuity Company.

     Exhibit 10.3 Amendment Seven to the Administrative Services Agreement by and between Legacy Marketing Group and Transamerica Life Insurance and Annuity Company.

     Exhibit 31.1 Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

     Exhibit 31.2 Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

     Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the second quarter of 2003.

     * Certain confidential commercial and financial information has been omitted from the indicated exhibit, but filed under separate cover with the U.S. Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              REGAN HOLDING CORP.


Date: August 14, 2003         Signature: /s/ R. Preston Pitts
                                        ----------------------------------------
                                         R. Preston Pitts
                                         President and Chief Operating Officer



Date: August 14, 2003         Signature: /s/ G. Steven Taylor
                                        ----------------------------------------
                                         G. Steven Taylor
                                         Chief Financial Officer