Form 10-Q
period 2003-09-30
REGAN HOLDING CORP
filed 2003-11-14
CIK 870069

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _______

                              REGAN HOLDING CORP.
             (Exact name of registrant as specified in its charter)


               California                                68-0211359
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

     2090 Marina Avenue Petaluma, CA                        94954
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

                            Yes   |_|      No   |X|


                      Applicable Only To Corporate Issuers:

      Indicate the number of shares outstanding of the registrant's common stock, as of November 7, 2003:

              Common Stock-Series A                 23,547,000
              Common Stock-Series B                    560,000


================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                      REGAN HOLDING CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                                                                          September 30, 2003       December 31, 2002
                                                                                          ------------------       -----------------
                                                                                              (Unaudited)

Assets
Cash and cash equivalents                                                                     $  9,330,000            $  4,793,000
Trading investments                                                                              5,355,000               4,261,000
Available-for-sale investments                                                                   6,806,000               4,890,000
  Accounts receivable, net of allowance of $776,000 and $760,000
  at September 30, 2003 and December 31, 2002                                                    3,522,000               3,274,000
Prepaid expenses and deposits                                                                      708,000               2,122,000
                                                                                              ------------            ------------
         Total current assets                                                                   25,721,000              19,340,000
                                                                                              ------------            ------------
Net fixed assets                                                                                24,834,000              25,841,000
Deferred tax assets                                                                              2,013,000               1,715,000
Goodwill                                                                                           679,000               1,170,000
Intangible assets, net                                                                             214,000                 332,000
Other assets                                                                                     2,132,000               1,649,000
                                                                                              ------------            ------------
     Total non current assets                                                                   29,872,000              30,707,000
                                                                                              ------------            ------------
     Total assets                                                                             $ 55,593,000            $ 50,047,000
                                                                                              ============            ============

Liabilities, redeemable common stock, and shareholders' equity
Liabilities
Accounts payable and accrued liabilities                                                      $ 11,589,000            $  8,906,000
Income taxes payable                                                                               848,000               2,327,000
Current portion of note payable                                                                    114,000                 109,000
                                                                                              ------------            ------------
     Total current liabilities                                                                  12,551,000              11,342,000
                                                                                              ------------            ------------
Deferred compensation payable                                                                    5,354,000               4,241,000
Other liabilities                                                                                  186,000                 190,000
Note payable, less current portion                                                               7,112,000               7,199,000
                                                                                              ------------            ------------
     Total non current liabilities                                                              12,652,000              11,630,000
                                                                                              ------------            ------------
     Total liabilities                                                                          25,203,000              22,972,000
                                                                                              ------------            ------------

Redeemable common stock, Series A and B                                                          9,152,000              10,115,000
                                                                                              ------------            ------------

Shareholders' equity
Preferred stock, no par value: Authorized: 100,000,000 shares;
     No shares issued or outstanding                                                                    --                      --
Series A common stock, no par value:
     Authorized: 45,000,000 shares; issued and outstanding:
     20,263,000 shares and 20,495,000 shares at September 30, 2003
     and December 31, 2002                                                                       3,083,000               3,324,000
Common stock committed                                                                              25,000                  25,000
Paid-in capital                                                                                  6,508,000               6,499,000
Retained earnings                                                                               11,615,000               7,135,000
Accumulated other comprehensive income (loss), net                                                   7,000                 (23,000)
                                                                                              ------------            ------------
     Total shareholders' equity                                                                 21,238,000              16,960,000
                                                                                              ------------            ------------
     Total liabilities, redeemable common stock, and
     shareholders' equity                                                                     $ 55,593,000            $ 50,047,000
                                                                                              ============            ============

                        See notes to financial statements

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                            For the Three Months Ended       For the Nine Months Ended
                                                                  September 30,                     September 30,
                                                        ------------------------------      ------------------------------
                                                            2003              2002              2003              2002
                                                        ------------      ------------      ------------      ------------
Revenue
     Marketing allowances and commission overrides      $ 10,212,000      $  6,829,000      $ 36,646,000      $ 21,826,000
     Trailing commissions                                  1,755,000         1,672,000         5,169,000         5,011,000
     Administrative fees                                   3,542,000         2,904,000        10,678,000         8,691,000
     Other income                                            512,000           187,000         3,052,000           573,000
                                                        ------------      ------------      ------------      ------------
     Total revenue                                        16,021,000        11,592,000        55,545,000        36,101,000
                                                        ------------      ------------      ------------      ------------

Expenses
     Selling, general and administrative                  13,625,000        10,555,000        41,498,000        33,025,000
     Depreciation and amortization                         1,009,000         1,129,000         3,129,000         3,218,000
     Goodwill impairment losses                              491,000                --           491,000                --
     Other                                                 1,134,000           602,000         2,819,000         2,169,000
                                                        ------------      ------------      ------------      ------------
     Total expenses                                       16,259,000        12,286,000        47,937,000        38,412,000
                                                        ------------      ------------      ------------      ------------
Operating income (loss)                                     (238,000)         (694,000)        7,608,000        (2,311,000)
                                                        ------------      ------------      ------------      ------------
Other income
Investment income, net                                       102,000            93,000           257,000           490,000
Interest expense                                              (6,000)          (26,000)          (26,000)          (62,000)
                                                        ------------      ------------      ------------      ------------
     Total other income, net                                  96,000            67,000           231,000           428,000
                                                        ------------      ------------      ------------      ------------

Income (loss) before income taxes                           (142,000)         (627,000)        7,839,000        (1,883,000)
Provision for (benefit from) income taxes                    (84,000)         (232,000)        3,134,000          (688,000)
                                                        ------------      ------------      ------------      ------------

Net income (loss) before accretion of redeemable
common stock                                                 (58,000)         (395,000)        4,705,000        (1,195,000)
Accretion of redeemable common stock                              --                --           (70,000)               --
                                                        ------------      ------------      ------------      ------------
Net income (loss) available for common shareholders     $    (58,000)     $   (395,000)     $  4,635,000      $ (1,195,000)
                                                        ============      ============      ============      ============

Basic earnings (loss) per share:
Earnings (loss) available for common shareholders       $       0.00      $      (0.02)     $       0.19      $      (0.05)

Weighted average shares outstanding                       24,292,000        24,991,000        24,519,000        25,154,000

Diluted earnings (loss) per share:
Earnings (loss) available for common shareholders       $       0.00      $      (0.02)     $       0.17      $      (0.05)

Weighted average shares outstanding                       24,292,000        24,991,000        27,348,000        25,154,000

                        See notes to financial statements

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                                                                         Accumulated
                                            Series A Common Stock      Common                               Other
                                           ----------------------       Stock     Paid-in     Retained    Comprehensive
                                             Shares       Amount      Committed   Capital     Earnings   Income (Loss)     Total
                                           ---------    ---------     ---------  ---------   ---------   ------------   -----------
Balance December 31, 2002                  20,495,000   $3,324,000     $25,000  $6,499,000  $ 7,135,000    $ (23,000)   $16,960,000
   Comprehensive income, net of tax:
   Net income                                                                                 4,705,000                   4,705,000
   Net unrealized gains on investments                                                                        40,000         40,000
   Less: reclassification adjustment for
     losses included in net income                                                                           (10,000)       (10,000)
                                                                                                                        -----------
       Total comprehensive income                                                                                         4,735,000
   Retirement upon voluntary repurchases
     of common stock                         (232,000)    (241,000)                            (155,000)                   (396,000)
   Accretion to redemption value                                                                (70,000)                    (70,000)
   Producer stock option expense                                                     9,000                                    9,000
                                           ----------   ----------     -------  ----------  -----------    ---------    -----------
Balance September 30, 2003 (unaudited)     20,263,000  $ 3,083,000     $25,000  $6,508,000  $11,615,000    $   7,000    $21,238,000
                                           ==========   ==========     =======  ==========  ==========     =========    ===========

                        See notes to financial statements

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                           For the Nine Months Ended
                                                                                September 30,
                                                                        ------------------------------
                                                                            2003              2002
                                                                        ------------      ------------
Cash flows from operating activities:
Net income (loss)                                                       $  4,705,000      $ (1,195,000)
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
     Depreciation and amortization                                         3,129,000         3,218,000
     Write-off of fixed assets                                               648,000           243,000
     Impairment of goodwill and intangible assets                            538,000                --
     Provision for bad debts                                                 249,000           238,000
     Producer stock option expense                                             9,000             4,000
     Amortization premium or discount on investments                          61,000            57,000
     Realized (gains) losses on sales of investments, net                     17,000          (219,000)
     Unrealized (gains) losses on trading securities, net                   (986,000)        1,226,000
Changes in operating assets and liabilities:
     Purchases of trading securities, net                                   (108,000)       (5,063,000)
     Accounts receivable                                                    (497,000)          (64,000)
     Prepaid expenses and deposits                                         1,414,000          (906,000)
     Income taxes receivable and payable                                  (1,479,000)         (592,000)
     Deferred tax assets                                                    (317,000)         (111,000)
     Accounts payable and accrued liabilities                              2,683,000           291,000
     Deferred compensation payable                                         1,113,000          (494,000)
     Other operating assets and liabilities                                 (487,000)         (817,000)
                                                                        ------------      ------------
     Net cash provided by (used in) operating activities                  10,692,000        (4,184,000)
                                                                        ------------      ------------
Cash flows from investing activities:
Purchases of available-for-sale securities                                (5,876,000)         (959,000)
Proceeds from sales and maturities of available-for-sale securities        3,931,000         8,107,000
Purchases of fixed assets                                                 (2,699,000)       (4,580,000)
Acquisition of prospectdigital assets                                             --          (225,000)
                                                                        ------------      ------------
     Net cash provided by (used in) investing activities                  (4,644,000)        2,343,000
                                                                        ------------      ------------
Cash flows from financing activities:
Proceeds from loan payable                                                        --         4,831,000
Payments of loan payable                                                          --        (8,541,000)
Proceeds from note payable                                                        --         7,350,000
Payments toward note payable                                                 (82,000)          (17,000)
Repurchases of redeemable common stock                                    (1,033,000)         (832,000)
Voluntary repurchases of common stock                                       (396,000)         (456,000)
                                                                        ------------      ------------
     Net cash provided by (used in) financing activities                  (1,511,000)        2,335,000
                                                                        ------------      ------------
Net increase in cash and cash equivalents                                  4,537,000           494,000
Cash and cash equivalents, beginning of period                             4,793,000         1,376,000
                                                                        ------------      ------------
Cash and cash equivalents, end of period                                $  9,330,000      $  1,870,000
                                                                        ============      ============

                        See notes to financial statements

                      REGAN HOLDING CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

1.    Basis of Presentation

      The accompanying Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Regan Holding Corp. (the "Company") and its wholly owned subsidiaries. All intercompany transactions have been eliminated.

      The statements are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position and results of operations. The results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed by the Company with the Securities and Exchange Commission on March 31, 2003.

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

      The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                    For the Three Months Ended        For the Nine Months Ended
                                                           September 30,                     September 30,
                                                   --------------------------      -------------------------------
                                                      2003            2002             2003               2002
                                                   ----------      ----------      ------------       ------------
Net income (loss) available for common
  shareholders, as reported:                       $  (58,000)     $ (395,000)     $  4,635,000       $(1,195,000)
Deduct: Total stock-based employee
  compensation expense determined under the fair
  value method for all awards, net of related
  tax effects                                        (115,000)       (125,000)         (312,000)         (354,000)
                                                   ----------      ----------      ------------       -----------
Pro forma net income (loss) available for
  common shareholders                              $ (173,000)     $ (520,000)     $  4,323,000       $(1,549,000)
                                                   ==========      ==========      ============       ===========

Earnings (loss) per share:
Basic - as reported                                $     0.00      $    (0.02)     $       0.19       $     (0.05)
Basic - pro forma                                  $    (0.01)     $    (0.02)     $       0.18       $     (0.06)

Diluted - as reported                              $     0.00      $    (0.02)     $       0.17       $     (0.05)
Diluted - pro forma                                $    (0.01)     $    (0.02)     $       0.16       $     (0.06)

3.    Recent Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. The provisions of SFAS 150 will require that some of these instruments now be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for existing financial instruments beginning on July 1, 2003. The implementation of SFAS 150 had no material effect on the Company's consolidated results of operations or financial position.

      In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables". EITF 00-21 provides guidance on when and how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The Company adopted EITF 00-21 on July 1, 2003. The adoption of EITF 00-21 did not have a material effect on the Company's consolidated financial position and results of operations.

4.    Performance Bonus

      During the first six months of 2003, Legacy Marketing Group earned a performance bonus from sales of fixed annuity and life products under the terms of one of its insurance carrier partner contracts. Amounts were earned when fixed and determinable and all revenue recognition criteria had been met. The Company recorded revenue of $2 million for the six months ended June 30, 2003. These amounts are included in Other income. During the third quarter of 2003, the carrier paid Legacy Marketing Group in full and both parties agreed to terminate the bonus program effective July 1, 2003.

5.    Sales Incentive Program

      During 2003, Legacy Marketing Group initiated a sales incentive program for its top independent insurance producers ("Wholesalers"). This program offers bonuses to Wholesalers based primarily on their achievement of predetermined annual sales targets. Bonuses will be paid to qualifying Wholesalers during the first quarter of 2004. The Company recorded expenses of $696,000 and $2.7 million for the three months and nine months ended September 30, 2003 related to the sales incentive program. These amounts are included in Selling, general and administrative expenses.

6.    Impairment of Goodwill, Intangible Assets, and Fixed Assets

      When the Company purchased Values Financial Network, Inc. ("VFN") in 2000, part of the purchase price was for goodwill. Before January 1, 2002, the Company amortized the goodwill on a straight-line basis over 10 years, which was its estimated useful life. Pursuant to Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," the Company ceased amortizing goodwill on January 1, 2002. As required by SFAS 142, the Company performed a transitional and annual goodwill impairment test during 2002. The impairment test of SFAS 142 required the Company to measure fair value of the reporting unit. The Company established fair value by preparing a forecast of the discounted value of future cash flows expected to be derived from VFN.

      During 2002, the Company revised the business model for VFN to focus on corporate and individual producer sales and its projections supported the balance of goodwill. During 2003 the Company further refined its business model for VFN, including identifying a new market and committing additional resources to develop the business. During the third quarter of 2003 the Company updated its annual measurement of fair value of VFN due to the failure of VFN to produce revenues as projected. The fair value measurement based on a revised cash flow forecast was predicated on VFN realizing a lower level of sales. This forecast of cash flows did not support the balance of goodwill, and the Company recorded a preliminary goodwill impairment loss of $491,000 during the third quarter of 2003.

      Additionally, when the Company purchased VFN in 2000, among the assets acquired were long lived assets comprised of a website, which incorporates sales lead management, investment screening and asset allocation functionalities, and copyrights related to two books. These assets were recorded at fair value, as determined by an independent appraisal. In connection with the updated measurement of the fair value of the VFN asset group as discussed above, the Company recorded a long-lived asset impairment loss of $394,000 during the third quarter of 2003, included in Other expenses.

7.    Commitments and Contingencies

      During the second quarter of 2003, the Company amended its Shareholder Agreement with Lynda L. Regan, Chief Executive Officer of the Company and Chairman of the Company's Board of Directors. Under the terms of the amended agreement, upon the death of Ms. Regan, the Company would have the option (but not the obligation) to purchase from Ms. Regan's estate all shares of common stock that were owned by Ms. Regan at the time of her death, or were transferred by her to one or more trusts prior to her death. In addition, upon the death of Ms. Regan, her heirs would have the option (but not the obligation) to sell their inherited shares to the Company. The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares. As of September 30, 2003, the Company believes that 125% of the fair market value of the shares owned by Ms. Regan was equal to $28.2 million. The Company has purchased two life insurance policies with a combined face amount of $29 million for the purpose of funding this potential obligation upon Ms. Regan's death.

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

8.    Earnings (Loss) per Share

                                                             Income/(Loss)        Shares          Amount
                                                              -----------       -----------      --------

For the three months ended  September 30, 2003 Basic
     and diluted loss  available to common shareholders      $   (58,000)       24,292,000      $   0.00
                                                             ===========       ===========      ========
For the three months ended September 30, 2002
Basic and diluted loss available to
common shareholders                                          $  (395,000)       24,991,000      $  (0.02)
                                                             ===========       ===========      ========
For the nine months ended September 30, 2003
Net income                                                   $ 4,705,000
Accretion of redeemable common stock                             (70,000)
                                                             -----------
Income available to common shareholders                        4,635,000        24,519,000      $   0.19
Effect of dilutive securities--employee and
     producer stock options                                           --         2,829,000
                                                             ===========       ===========
Diluted earnings per share                                   $ 4,635,000        27,348,000      $   0.17
                                                             ===========       ===========      ========
For the nine months ended September 30, 2002 Basic
    and diluted loss available to common shareholders        $(1,195,000)       25,154,000      $  (0.05)
                                                             ===========       ===========      ========


      The diluted loss per share calculations for the three months ended September 30, 2003 exclude antidilutive stock options of 2.9 million. The diluted loss per share calculations for both the three months and nine months ended September 30, 2002 exclude antidilutive stock options of 4.1 million.

9.    Comprehensive Income (loss)

      Total comprehensive income (loss) for the three months ended September 30, 2003 and 2002 was $(74,000) and $(447,000). For the nine months ended September 30, 2003 and 2002, total comprehensive income (loss) was $4,735,000 and $(1,321,000).

10.   Segment Information

                                        Total Revenue                                          Net Income (Loss)
                    -----------------------------------------------------   -------------------------------------------------------
                    Three Months  Three Months  Nine Months   Nine Months   Three Months  Three Months  Nine Months    Nine Months
                        Ended         Ended         Ended         Ended         Ended         Ended         Ended          Ended
                    September 30, September 30, September 30, September 30, September 30, September 30, September 30,  September 30,
                         2003         2002          2003          2002          2003          2002          2003           2002
                    ------------  ------------  ------------  ------------  ------------  ------------  ------------   ------------
Legacy Marketing
Group               $ 15,211,000  $ 11,033,000  $ 53,605,000  $ 34,446,000  $    831,000  $     (2,000) $  6,603,000   $    157,000
Legacy Financial
Services, Inc.           821,000       651,000     2,057,000     1,877,000      (118,000)     (119,000)     (605,000)      (485,000)
Imagent Online, LLC       98,000        20,000       186,000        61,000      (137,000)     (160,000)     (437,000)      (491,000)
Values Financial
Network, Inc.              9,000         2,000        20,000         5,000      (656,000)     (133,000)     (941,000)      (421,000)
Other                     37,000        37,000       149,000       100,000        22,000        19,000        85,000         45,000
Intercompany
Eliminations            (155,000)     (151,000)     (472,000)     (388,000)           --            --            --             --
                    ------------  ------------  ------------  ------------  ------------  ------------  ------------   ------------
Total               $ 16,021,000  $ 11,592,000  $ 55,545,000  $ 36,101,000  $    (58,000) $   (395,000) $  4,705,000   $ (1,195,000)
                    ============  ============  ============  ============  ============  ============  ============   ============

                            Total Assets
                    -----------------------------
                     September 30,    December 31,
                          2003            2002
                    -----------------------------
Legacy Marketing      $53,725,000     $51,294,000
Group
Legacy Financial        1,265,000       1,188,000
Services, Inc.
Imagent Online, LLC       706,000         852,000
Values Financial        2,040,000       2,969,000
Network, Inc.
Other                     406,000         194,000
Intercompany           (2,549,000)     (6,450,000)
Eliminations
                    -----------------------------
Total                 $55,593,000     $50,047,000
                    =============================


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

Regan Holding Corp. Consolidated

      We had consolidated net losses of $58,000 during the three months ended September 30, 2003 compared to consolidated net losses of $395,000 during the same period in 2002. For the nine months ended September 30, 2003, we had consolidated net income of $4.7 million compared to consolidated net losses of $1.2 million during the nine months ended September 30, 2003. These favorable changes of $337,000 and $5.9 million are primarily due to increased net income at Legacy Marketing Group ("Legacy Marketing"), partially offset by increased losses by Values Financial Network, Inc. ("VFN") primarily due to asset impairment losses.

Legacy Marketing

      During the third quarter of 2003, Legacy Marketing earned net income of $831,000, compared to net losses of $2,000 during the third quarter of 2002. For the nine months ended September 30, 2003, Legacy Marketing had net income of $6.6 million, compared to net income of $157,000 during the same period in 2002. These improved results are primarily due to increased revenue, partially offset by increased expenses.

      During the three months and nine months ended September 30, 2003, Legacy Marketing commissions and marketing allowances increased $3.5 million (44%) and $15.1 million (60%) compared to the same periods of 2002. Legacy Marketing's sales increase was driven by sales of declared rate and equity index annuities, reflecting a shift in the marketplace toward more traditional fixed income-based annuities. The overall increase in commissions and marketing allowances during 2003 was offset in part by the effect of discontinuing several annuity products issued by Transamerica Life Insurance and Annuity Company ("Transamerica"). Legacy Marketing will continue to administer these annuity products and to accept additional premium payments, subject to applicable additional deposit rules for these products. The discontinued products accounted for a nominal amount of our total consolidated revenue for the quarter ended September 30, 2003 and approximately 33% of our total consolidated revenue for the quarter ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, the discontinued products accounted for approximately 4% and 35% of our total consolidated revenue. Sales of recently introduced Transamerica products have partially offset the effect of the discontinued Transamerica products.

      During the second quarter of 2003, American National Life Insurance Company ("American National") reduced the crediting rates of several annuity products marketed by Legacy Marketing. As a result, sales of annuity products on behalf of American National began to decrease during the second quarter of 2003 and throughout the third quarter of 2003. We believe this trend may continue for the remainder of 2003. It is possible that overall consolidated revenues may also decline due to this event. Legacy Marketing is developing new annuity products with American National that may result in increased sales for Legacy Marketing in the long term.

      During the third quarter of 2003, Legacy Marketing began discontinuing the marketing of the AssureMark (SM) fixed annuity product issued by John Hancock Variable Life Insurance Company ("John Hancock"). As a result, sales of annuity products on behalf of John Hancock decreased during the third quarter and will continue to decrease for the remainder of 2003. Legacy Marketing is developing new annuity products with John Hancock that may result in increased sales in the long term.

      Administrative fees increased $638,000 (22%) and $2 million (23%) during the three months and nine months ended September 30, 2003 compared to the same periods in 2002 primarily due to increased issuing and maintenance fees. Other income increased $25,000 (16%) and $2.1 million (472%) during the three months and nine months ended September 30, 2003 compared to the three months and nine months ended September 30, 2002. This increase was primarily due to a performance bonus earned on sales of fixed annuity and life products under the terms of one of the Company's insurance carrier partner contracts. During the third quarter of 2003, the Company and the insurance carrier agreed to terminate the bonus program effective July 1, 2003.

      As of September 30, 2003, Legacy Marketing sold and administered products on behalf of four unaffiliated insurance carriers: American National, Transamerica, Investors Insurance Corporation, and John Hancock. Legacy Marketing also performs administrative services for products of IL Annuity and Insurance Company ("IL Annuity"). As indicated below, the agreements with these carriers generated a significant portion of our total consolidated revenue (sales on behalf of Investors Insurance Corporation began in the second quarter of 2002):

                          Three months ended        Nine months ended
                             September 30,             September 30,
                         --------------------      --------------------
                           2003         2002         2003         2002
                         -------      -------      -------      -------
American National            27%          20%          39%          15%
Transamerica                 31%          47%          25%          57%
Investors Insurance
Corporation                  25%           4%          20%           1%
IL Annuity                    6%          13%           6%          13%
John Hancock                  3%          12%           3%           8%

      Our   consolidated   revenues  are  derived   primarily   from  sales  and
administration of the following annuity products:

                                                                        Three months ended   Nine months ended
                                                                           September 30,        September 30,
                                                                           2003     2002        2003     2002
                                                                           ----     ----        ----     ----
BenchMark(SM) series (sold on behalf of American National)                  26%      19%         38%      14%
SelectMark(R) series (sold on behalf of Transamerica)                       31%      43%         25%      55%
MarkOne(SM) series (sold on behalf of Investors Insurance Corporation)
VisionMark(R) series (sold on behalf of IL Annuity)                         25%       4%         20%       1%
AssureMark(SM) series (sold on behalf of John Hancock)                       4%      12%          4%      12%
                                                                             3%      12%          3%       8%

      As mentioned above, we believe that sales of the BenchMark(SM) series sold on behalf of American National and sales of the AssureMark(SM) series sold on behalf of John Hancock may decrease during the remainder of 2003.

      Legacy Marketing expenses increased $2.9 million (26%) and $8.3 million (24%) during the three months and nine months ended September 30, 2003 compared to the same periods in 2002 primarily due to increases in selling, general and administrative expenses. Selling, general and administrative expenses increased $2.9 million (30%) and $8.2 million (28%) primarily due to increases in compensation, sales promotion and support expenses, insurance, occupancy, and courier expenses. Compensation increased primarily due to salary increases, incentive based compensation based on our consolidated year-to-date results, temporary help due to increased business volume, and benefits. Sales promotion and support expenses increased primarily due to bonuses for our top independent insurance producers based on their achievement, for the year 2003, of predetermined annual sales targets which will be paid in the first quarter of 2004. Increased insurance expenses reflected rising prices for errors and omissions and workers' compensation insurance coverage. The increase in courier expenses was related to increased business volume.

      During 2002, we began an evaluation of an internal use software project that we initially licensed in 1998 with the intent to modify and customize the licensed software prior to deployment. We began this project intending to replace our administration system after the vendor of our existing administration system required us to migrate from the existing system to an alternative platform. In late 2002, we learned from our vendor that we might be able to retain our existing system. Modification and customization of the licensed software was suspended in December of 2002. To date, we have capitalized $4.4 million relating to this licensed software. A financial analysis completed in the first quarter of 2003 indicated that remaining on the existing system may provide greater benefit than converting to a new system. In the third quarter of 2003, our vendor concluded that we could continue to use our existing system for an extended period. We are currently performing a rigorous evaluation of our Company-wide technological needs, which includes an assessment of the viability of the existing system. One possibility under consideration is to use our existing administrative system for some products and to use the new system for other products. We expect to complete this assessment before year-end.

      We previously estimated that if our final decision was to fully abandon the software project, approximately $1.2 million of this software would have continuing value and be used to upgrade our existing system and the remaining $3.2 million would be written off. As we proceed with our assessment, we expect to further refine these estimates. In the event we decide to use both systems, a smaller write off or no write off may occur.

Legacy Financial

      During the third quarter of 2003, Legacy Financial's net loss of $118,000 was relatively unchanged compared to the third quarter of 2002. For the nine months ended September 30, 2003, Legacy Financial had net losses of $605,000 compared to net losses of $485,000 during the same period in 2002, primarily due to increased expenses partially offset by increased revenue.

      Legacy Financial revenue increased $170,000 (26%) and $180,000 (10%) during the three months and nine months ended September 30, 2003 compared to the same periods in 2002, primarily due to increased reimburseable insurance premiums and increased sponsorship revenues, partially offset by decreased marketing allowances and commissions related to lower overall sales volume and changes in product mix.

      Legacy Financial expenses increased $176,000 (21%) and $394,000 (15%) during the three months and nine months ended September 30, 2003 compared to the same periods in 2002. The increase in the second quarter of 2003 expenses is primarily due to an increase in selling, general and administrative expenses and other expenses. Selling, general and administrative expenses increased $128,000 (16%) primarily attributable to increased sales promotion expenses, increased errors and omissions insurance premiums, and increased incentive compensation. Other expenses increased $48,000 (77%) primarily due to increased equipment maintenance expenses and increased insurance costs.

      On a year-to-date basis, selling, general and administrative expenses increased $259,000 (11%) primarily due to increased errors and omissions insurance premiums, increased incentive compensation, and increased sales promotion expenses, partially offset by lower occupancy costs resulting from Legacy Financial's move to the Company's headquarters during 2002. Other expenses increased $135,000 (59%) primarily due to increased equipment maintenance expenses and increased insurance costs.

Imagent Online, LLC

      Imagent Online, LLC ("Imagent") had net losses of $137,000 during the third quarter of 2003 compared to net losses of $160,000 during the third quarter of 2002. During the nine months ended September 30, 2003, Imagent had net losses of $437,000 compared to net losses of $491,000 during the same period in 2002. The reduced losses are primarily due to increased revenues partially offset by increased expenses. Revenues increased $78,000 (390%) and $125,000 (205%) during the three months and nine months ended September 30, 2003 compared to the comparable prior year periods primarily due to increased subscription and licensing revenues. Expenses increased $45,000 (16%) and $60,000 (7%) during the third quarter and year-to-date periods primarily due to increased salaries and benefits associated with increased headcount, partially offset by decreased postage expenses related to direct marketing campaigns.

Values Financial Network, Inc.

      Values Financial Network, Inc. ("VFN") had net losses of $656,000 during the third quarter of 2003 compared to net losses of $133,000 during the third quarter of 2002. During the nine months ended September 30, 2003, VFN had net losses of $941,000 compared to net losses of $421,000 during the same period in 2002. The increased losses are due to goodwill, intangibles, and long-lived asset impairment losses during the third quarter of 2003. Revenues increased $7,000 (350%) and $15,000 (300%) during the quarterly and year-to-date periods primarily due to rental income from a tenant who began subleasing office space from VFN in the second quarter of 2003. Expenses were relatively unchanged during the quarterly and year-to-date periods.

      When the Company purchased Values Financial Network, Inc. ("VFN") in 2000, part of the purchase price was for goodwill. Before January 1, 2002, the Company amortized the goodwill on a straight-line basis over 10 years, which was its estimated useful life. Pursuant to Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," the Company ceased amortizing goodwill on January 1, 2002. As required by SFAS 142, the Company performed a transitional and annual goodwill impairment test during 2002. The impairment test of SFAS 142 required the Company to measure fair value of the reporting unit. The Company established fair value by preparing a forecast of the discounted value of future cash flows expected to be derived from VFN.

      During 2002, the Company revised the business model for VFN to focus on corporate and individual producer sales and its projections supported the balance of goodwill. During 2003 the Company further refined its business model for VFN, including identifying a new market and committing additional resources to develop the business. During the third quarter of 2003 the Company updated its annual measurement of fair value of VFN due to the failure of VFN to produce revenues as projected. The fair value measurement based on a revised cash flow forecast was predicated on VFN realizing a lower level of sales. This forecast of cash flows did not support the balance of goodwill, and the Company recorded a preliminary goodwill impairment loss of $491,000 during the third quarter of 2003.

      Additionally, when the Company purchased VFN in 2000, among the assets acquired were long lived assets comprised of a website, which incorporates sales lead management, investment screening and asset allocation functionalities, and copyrights related to two books. These assets were recorded at fair value, as determined by an independent appraisal. In connection with the updated measurement of the fair value of the VFN asset group as discussed above, the Company recorded a long-lived asset impairment loss of $394,000 during the third quarter of 2003, included in Other expenses.

Other Segment

      During the third quarter of 2003, combined net income from our Other segment of $22,000 was relatively unchanged compared to the third quarter of 2002. For the nine months ended September 30, 2003, combined net income from our Other segment was $85,000, compared to combined net income of $45,000 during the same period in 2002. This favorable change is primarily due to increased advisory fee revenues.

Liquidity and Capital Resources

      Net cash provided by operating activities was $10.7 million for the nine months ended September 30, 2003 compared to net cash used in operating activities of $4.2 million for the same period in 2002, primarily due to increased operating results, lower net purchases of trading securities, and the application of a prepaid deposit toward a producer incentive trip, offset in part by payment for the annual option to purchase Investors Insurance Corporation, included in Other assets.

      Net cash used in investing activities was $4.6 million for the nine months ended September 30, 2003 compared to net cash provided by investing activities of $2.3 million for the nine months ended September 30, 2002, primarily due to increased purchases and lower sales of available-for-sale securities, partially offset by lower cash outlays for the development of internal use software.

      Net cash used in financing activities was $1.5 million for the nine months ended September 30, 2003 compared to net cash provided by financing activities of $2.3 million for the nine months ended September 30, 2002, primarily due to net proceeds from loans during the first nine months of 2002, and higher repurchases of our common stock.

Recent Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. The provisions of SFAS 150 will require that some of these instruments now be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for existing financial instruments beginning on July 1, 2003. The implementation of SFAS 150 had no material effect on the Company's consolidated results of operations or financial position.

      In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables". EITF 00-21 provides guidance on when and how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The Company adopted EITF 00-21 on July 1, 2003. The adoption of EITF 00-21 did not have a material effect on the Company's consolidated financial position and results of operations.

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

Item 4.  Controls and Procedures

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives. As of September 30, 2003, the Company's Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company's management, the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during the period covered by this report.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The Company is not involved in any material pending legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit 10.1 Amendment Six to the Marketing Agreement by and between Legacy Marketing Group and Transamerica Life Insurance and Annuity Company. *

Exhibit 10.2 Amendment One to the Marketing Agreement by and between Legacy Marketing Group and Transamerica Life Insurance and Annuity Company. *

Exhibit 10.3 Amendment Eight to the Administrative Services Agreement by and between Legacy Marketing Group and Transamerica Life Insurance and Annuity Company.

Exhibit 10.4 Amendment One to the Marketing Agreement by and between Legacy Marketing Group and American National Insurance Company.

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

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the third quarter of 2003.


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

                                      REGAN HOLDING CORP.


Date: November 14, 2003               Signature: /s/ R. Preston Pitts
                                                 -------------------------------
                                                 R. Preston Pitts
                                                 President and Chief
                                                 Operating Officer



Date: November 14, 2003               Signature: /s/ G. Steven Taylor
                                                 -------------------------------
                                                 G. Steven Taylor
                                                 Chief Financial Officer

                                                INDEX TO EXHIBITS



Number         Description
------         -----------
Exhibit 10.1   Amendment  Six to the Marketing  Agreement by and between  Legacy
               Marketing  Group and  Transamerica  Life  Insurance  and  Annuity
               Company. *

Exhibit 10.2 Amendment One to the Marketing Agreement by and between Legacy Marketing Group and Transamerica Life Insurance and Annuity Company. *

Exhibit 10.3 Amendment Eight to the Administrative Services Agreement by and between Legacy Marketing Group and Transamerica Life Insurance and Annuity Company.

Exhibit 10.4 Amendment One to the Marketing Agreement by and between Legacy Marketing Group and American National Insurance Company.

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