Form 10-Q/A
period 2003-09-30
REGAN HOLDING CORP
filed 2004-03-24
CIK 870069

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
         ____________


                               REGAN HOLDING CORP.
             (Exact name of registrant as specified in its charter)

               California                                68-0211359
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

    2090 Marina Avenue, Petaluma, CA                       94954
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

                                Explanatory Note

This Quarterly Report on Form 10-Q/A amends the Registrant's Form 10-Q for the quarter ended September 30, 2003. This Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2003 is being filed to restate the Registrant's financial results. In connection with a review of the Registrant's contracts, the Registrant determined that it should have recorded additional revenue during the three and nine month periods ended September 30, 2003 that it earned as marketing allowances and commission overrides for sales of fixed annuity products under the terms of one if its insurance carrier partner contracts. As a result, the Registrant has revised its Consolidated Financial Statements for the three and nine months ended September 30, 2003 for this additional revenue and for related bonus expense accruals. (See Note 2 to the Consolidated Financial Statements for additional information concerning the revisions.)

Except  for   disclosures   affected  by  the  revisions  to  the   Registrant's
Consolidated Financial Statements, all other information is presented as of the original filing date and has not been updated in this amended filing.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                      REGAN HOLDING CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                                                               September 30, 2003  December 31, 2002
                                                                               ------------------  -----------------
                                                                            (Unaudited and Restated)
Assets
Cash and cash equivalents                                                          $ 9,330,000       $  4,793,000
Trading investments                                                                  5,355,000          4,261,000
Available-for-sale investments                                                       6,806,000          4,890,000
Accounts receivable, net of allowance of $776,000 and $760,000
at September 30, 2003 and December 31, 2002                                          4,294,000          3,274,000
Prepaid expenses and deposits                                                          708,000          2,122,000
                                                                                   -----------       ------------
         Total current assets                                                       26,493,000         19,340,000
                                                                                   -----------       ------------
Net fixed assets                                                                    24,834,000         25,841,000
Deferred tax assets                                                                  2,013,000          1,715,000
Goodwill                                                                               679,000          1,170,000
Intangible assets, net                                                                 214,000            332,000
Other assets                                                                         2,132,000          1,649,000
                                                                                   -----------       ------------
     Total non current assets                                                       29,872,000         30,707,000
                                                                                   -----------       ------------
     Total assets                                                                  $56,365,000       $ 50,047,000
                                                                                   ===========       ============
Liabilities, redeemable common stock, and shareholders' equity
Liabilities
Accounts payable and accrued liabilities                                           $11,640,000       $  8,906,000
Income taxes payable                                                                 1,145,000          2,327,000
Current portion of note payable                                                        114,000            109,000
                                                                                   -----------       ------------
     Total current liabilities                                                      12,899,000         11,342,000
                                                                                   -----------       ------------
Deferred compensation payable                                                        5,354,000          4,241,000
Other liabilities                                                                      186,000            190,000
Note payable, less current portion                                                   7,112,000          7,199,000
                                                                                   -----------       ------------
     Total non current liabilities                                                  12,652,000         11,630,000
                                                                                   -----------       ------------
     Total liabilities                                                              25,551,000         22,972,000
                                                                                   -----------       ------------
Redeemable common stock, Series A and B                                              9,152,000         10,115,000
                                                                                   -----------       ------------
Shareholders' equity
Preferred stock, no par value: Authorized: 100,000,000 shares;
     No shares issued or outstanding                                                     --                 --
Series A common stock, no par value:
     Authorized: 45,000,000 shares; issued and outstanding:
     20,263,000 shares and 20,495,000 shares at September 30, 2003
     and December 31, 2002                                                           3,083,000          3,324,000
Common stock committed                                                                  25,000             25,000
Paid-in capital                                                                      6,508,000          6,499,000
Retained earnings                                                                   12,039,000          7,135,000
Accumulated other comprehensive income (loss), net                                       7,000            (23,000)
                                                                                   -----------       ------------
     Total shareholders' equity                                                     21,662,000         16,960,000
                                                                                   -----------       ------------
     Total liabilities, redeemable common stock, and
     shareholders' equity                                                          $56,365,000       $ 50,047,000
                                                                                   ===========       ============

                                       3

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                   For the Three Months Ended           For the Nine Months Ended
                                                                          September 30,                       September 30,
                                                                 ------------------------------      ------------------------------
                                                                     2003              2002              2003              2002
                                                                 ------------      ------------      ------------      ------------
                                                                  (Restated)                          (Restated)
Revenue
     Marketing allowances and commission overrides               $ 10,984,000      $  6,829,000      $ 37,419,000      $ 21,826,000
     Trailing commissions                                           1,755,000         1,672,000         5,169,000         5,011,000
     Administrative fees                                            3,542,000         2,904,000        10,678,000         8,691,000
     Other income                                                     512,000           187,000         3,052,000           573,000
                                                                 ------------      ------------      ------------      ------------
     Total revenue                                                 16,793,000        11,592,000        56,318,000        36,101,000
                                                                 ------------      ------------      ------------      ------------
Expenses
     Selling, general and administrative                           13,676,000        10,555,000        41,550,000        33,025,000
     Depreciation and amortization                                  1,009,000         1,129,000         3,129,000         3,218,000
     Goodwill impairment losses                                       491,000              --             491,000              --
     Other                                                          1,134,000           602,000         2,819,000         2,169,000
                                                                 ------------      ------------      ------------      ------------
     Total expenses                                                16,310,000        12,286,000        47,989,000        38,412,000
                                                                 ------------      ------------      ------------      ------------
Operating income (loss)                                               483,000          (694,000)        8,329,000        (2,311,000)
                                                                 ------------      ------------      ------------      ------------
Other income
Investment income, net                                                102,000            93,000           257,000           490,000
Interest expense                                                       (6,000)          (26,000)          (26,000)          (62,000)
                                                                 ------------      ------------      ------------      ------------
     Total other income, net                                           96,000            67,000           231,000           428,000
                                                                 ------------      ------------      ------------      ------------
Income (loss) before income taxes                                     579,000          (627,000)        8,560,000        (1,883,000)
Provision for (benefit from) income taxes                             213,000          (232,000)        3,431,000          (688,000)
                                                                 ------------      ------------      ------------      ------------
Net income (loss) before accretion of redeemable
common stock                                                          366,000          (395,000)        5,129,000        (1,195,000)
Accretion of redeemable common stock                                     --                --             (70,000)             --
                                                                 ------------      ------------      ------------      ------------
Net income (loss) available for common shareholders              $    366,000      $   (395,000)     $  5,059,000      $ (1,195,000)
                                                                 ============      ============      ============      ============
Basic earnings (loss) per share:
Earnings (loss) available for common shareholders                $       0.02      $      (0.02)     $       0.21      $      (0.05)
Weighted average shares outstanding                                24,292,000        24,991,000        24,519,000        25,154,000
Diluted earnings (loss) per share:
Earnings (loss) available for common shareholders                $       0.01      $      (0.02)     $       0.18      $      (0.05)
Weighted average shares outstanding                                27,185,000        24,991,000        27,348,000        25,154,000

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                                                                      Accumulated
                                        Series A Common Stock     Common                                 Other
                                        ---------------------      Stock     Paid-in     Retained     Comprehensive
                                          Shares      Amount     Committed   Capital     Earnings     Income (Loss)   Total
                                          ------      ------     ---------   -------     --------     -------------   -----
                                                                                        (Restated)                  (Restated)
Balance December 31, 2002              20,495,000   $3,324,000    $25,000   $6,499,000  $ 7,135,000     $(23,000)  $16,960,000
   Comprehensive income, net of tax:
   Net income                                                                             5,129,000                  5,129,000
   Net unrealized gains on investments                                                                    40,000        40,000
   Less: reclassification adjustment for
     losses included in net income                                                                       (10,000)      (10,000)
                                                                                                                   -----------
       Total comprehensive income                                                                                    5,159,000
   Retirement upon voluntary repurchases
     of common stock                     (232,000)    (241,000)                            (155,000)                  (396,000)
   Accretion to redemption value                                                            (70,000)                   (70,000)
   Producer stock option expense                                                 9,000                                   9,000
                                       ----------  -----------    -------   ----------  -----------      -------   -----------
Balance September 30, 2003 (unaudited) 20,263,000  $ 3,083,000    $25,000   $6,508,000  $12,039,000      $ 7,000   $21,662,000
                                       ==========  ===========    =======   ==========  ===========      =======   ===========

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                      For the Nine Months Ended
                                                                             September 30,
                                                                             -------------
                                                                         2003          2002
                                                                     ------------   -----------
                                                                      (Restated)
Cash flows from operating activities:
Net income (loss)                                                    $  5,129,000   $(1,195,000)
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
     Depreciation and amortization                                      3,129,000     3,218,000
     Write-off of fixed assets                                            648,000       243,000
     Impairment of goodwill and intangible assets                         538,000          --
     Provision for bad debts                                              249,000       238,000
     Producer stock option expense                                          9,000         4,000
     Amortization premium or discount on investments                       61,000        57,000
     Realized (gains) losses on sales of investments, net                  17,000      (219,000)
     Unrealized (gains) losses on trading securities, net                (986,000)    1,226,000
Changes in operating assets and liabilities:
     Purchases of trading securities, net                                (108,000)   (5,063,000)
     Accounts receivable                                               (1,269,000)      (64,000)
     Prepaid expenses and deposits                                      1,414,000      (906,000)
     Income taxes receivable and payable                               (1,182,000)     (592,000)
     Deferred tax assets                                                 (317,000)     (111,000)
     Accounts payable and accrued liabilities                           2,734,000       291,000
     Deferred compensation payable                                      1,113,000      (494,000)
     Other operating assets and liabilities                              (487,000)     (817,000)
                                                                     ------------   -----------
     Net cash provided by (used in) operating activities               10,692,000    (4,184,000)
                                                                     ------------   -----------
Cash flows from investing activities:
Purchases of available-for-sale securities                             (5,876,000)     (959,000)
Proceeds from sales and maturities of available-for-sale securities     3,931,000     8,107,000
Purchases of fixed assets                                              (2,699,000)   (4,580,000)
Acquisition of prospectdigital assets                                        --        (225,000)
                                                                     ------------   -----------
     Net cash provided by (used in) investing activities               (4,644,000)    2,343,000
                                                                     ------------   -----------
Cash flows from financing activities:
Proceeds from loan payable                                                   --       4,831,000
Payments of loan payable                                                     --      (8,541,000)
Proceeds from note payable                                                   --       7,350,000
Payments toward note payable                                              (82,000)      (17,000)
Repurchases of redeemable common stock                                 (1,033,000)     (832,000)
Voluntary repurchases of common stock                                    (396,000)     (456,000)
                                                                     ------------   -----------
     Net cash provided by (used in) financing activities               (1,511,000)    2,335,000
                                                                     ------------   -----------
Net increase in cash and cash equivalents                               4,537,000       494,000
Cash and cash equivalents, beginning of period                          4,793,000     1,376,000
                                                                     ------------   -----------
Cash and cash equivalents, end of period                             $  9,330,000   $ 1,870,000
                                                                     ============   ===========

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

2.   Restatement of Financial Results

     In connection with a review of the Company's contracts, the Company determined that it should have recorded additional revenue during the third quarter of 2003 that it earned as marketing allowances and commission overrides for sales of fixed annuity and life products under the terms of one of its insurance carrier partner contracts. Accordingly, the Company has recorded additional revenue of $772,000, additional expense of $51,000 associated with bonus accruals during the third quarter of 2003 and an additional tax provision of $297,000 resulting in an increase to net income of $424,000. The Company has restated its results for the three and nine months ended September 30, 2003.

     The effects of the restatement on the Company's Consolidated Financial Statements are as follows:

     Statement of Operations Data:

                                             For the Three Months Ended         For the Nine Months Ended
                                                 September 30, 2003                September 30, 2003
                                           ------------------------------      ----------------------------
                                           As originally                      As originally
                                             reported         As restated       reported        As restated
                                           ------------       -----------      -----------      -----------
Total Revenue                              $ 16,021,000       $16,793,000      $55,545,000      $56,318,000
Total Expenses                               16,259,000        16,310,000       47,937,000       47,989,000
                                           ------------       -----------      -----------      -----------
Operating income (loss)                        (238,000)          483,000        7,608,000        8,329,000
Other income                                     96,000            96,000          231,000          231,000
                                           ------------       -----------      -----------      -----------
Income (loss)  before income taxes             (142,000)          579,000        7,839,000        8,560,000
Provision for (benefit from) income taxes       (84,000)          213,000        3,134,000        3,431,000
                                           ------------       -----------      -----------      -----------
Net income (loss)                          $    (58,000)      $   366,000      $ 4,705,000      $ 5,129,000
                                           ============       ===========      ===========      ===========
Earnings (loss) per share -  basic         $       0.00       $      0.02      $      0.19      $      0.21
                                           ============       ===========      ===========      ===========
Earnings (loss) per share - diluted        $       0.00       $      0.01      $      0.17      $      0.18
                                           ============       ===========      ===========      ===========

     Balance Sheet Data

                                                  September 30, 2003
                                            ------------------------------
                                            As originally
                                              reported       As restated
                                              --------       -----------
Total Assets                                 $55,593,000     $56,365,000
Total Liabilities                            $25,203,000     $25,551,000
Redeemable common stock                      $ 9,152,000     $ 9,152,000
Shareholders Equity                          $21,238,000     $21,662,000

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

      The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                 For the Three Months Ended       For the Nine Months Ended
                                                        September 30,                  September 30,
                                                  -------------------------   -----------------------------
                                                      2003          2002           2003            2002
                                                      ----          ----           ----            ----
                                                   (Restated)                   (Restated)
Net income (loss) available for common
  shareholders, as reported:                      $   366,000   $  (395,000)  $   5,059,000   $  (1,195,000)
Deduct: Total stock-based employee
  compensation expense determined under the fair
  value method for all awards, net of related
  tax effects                                        (115,000)     (125,000)       (312,000)       (354,000)
                                                  -----------   -----------   -------------   -------------
Pro forma net income (loss) available for
  common shareholders                             $   251,000   $  (520,000)  $   4,747,000   $  (1,549,000)
                                                  ===========   ===========   =============   =============
Earnings (loss) per share:
Basic - as reported                               $      0.02   $     (0.02)  $        0.21   $       (0.05)
Basic - pro forma                                 $      0.01   $     (0.02)  $        0.19   $       (0.06)

Diluted - as reported                             $      0.01   $     (0.02)  $        0.18   $       (0.05)
Diluted - pro forma                               $      0.01   $     (0.02)  $        0.17   $       (0.06)

4.    Recent Accounting Pronouncements

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

5.    Performance Bonus

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

6.    Sales Incentive Program

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

7.    Impairment of Goodwill, Intangible Assets, and Fixed Assets

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

      Additionally, when the Company purchased VFN in 2000, among the assets acquired were long-lived assets comprised of a website, which incorporates sales lead management, investment screening and asset allocation functionalities, and copyrights related to two books. These assets were recorded at fair value, as determined by an independent appraisal. In connection with the updated measurement of the fair value of the VFN asset group as discussed above, the Company recorded a long-lived asset impairment loss of $394,000 during the third quarter of 2003, included in Other expenses.

8.    Commitments and Contingencies

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

9.    Earnings (Loss) per Share

                                                             Income/(Loss)    Shares    Amount
                                                             -------------    ------    ------
For the three months ended September 30, 2003 (Restated)
Income available to common shareholders                       $   366,000   24,292,000  $   0.02
Effect of dilutive securities--employee and
     producer stock options                                          --      2,893,000
                                                              -----------   ----------
Diluted earnings per share                                    $   366,000   27,185,000  $   0.01
                                                              ===========   ==========  ========
For the three months ended September 30, 2002
Basic and diluted loss available to
common shareholders                                           $  (395,000)  24,991,000  $  (0.02)
                                                              ===========   ==========  ========
For the nine months ended September 30, 2003 (Restated)
Net income                                                    $ 5,129,000
Accretion of redeemable common stock                              (70,000)
                                                              -----------
Income available to common shareholders                         5,059,000   24,519,000  $   0.21
Effect of dilutive securities--employee and
     producer stock options                                          --      2,829,000
                                                              -----------   ----------
Diluted earnings per share                                    $ 5,059,000   27,348,000  $   0.18
                                                              ===========   ==========  ========
For the nine months ended September 30, 2002
Basic and diluted loss available to
common shareholders                                           $(1,195,000)  25,154,000  $  (0.05)
                                                              ===========   ==========  ========

      The diluted loss per share calculations for both the three months and nine months ended September 30, 2002 exclude antidilutive stock options of 4.1 million.

10.   Comprehensive Income (loss)

      Total comprehensive income (loss) for the three months ended September 30, 2003 and 2002 was $350,000 and $(447,000). For the nine months ended September 30, 2003 and 2002, total comprehensive income (loss) was $5,159,000 and $(1,321,000).

11.   Segment Information

                                              Total Revenue
                       ---------------------------------------------------------
                        Three Months  Three Months   Nine Months  Nine Months
                            Ended         Ended         Ended          Ended
                        September 30, September 30, September 30,  September 30,
                            2003          2002          2003           2002
                       ------------- -------------  ------------  --------------
                        (Restated)                   (Restated)
Legacy Marketing
Group                   $15,983,000   $11,033,000   $ 54,378,000  $ 34,446,000
Legacy Financial
Services, Inc.              821,000       651,000      2,057,000     1,877,000
Imagent Online, LLC          98,000        20,000        186,000        61,000
Values Financial
Network, Inc.                 9,000         2,000         20,000         5,000
Other                        37,000        37,000        149,000       100,000
Intercompany
Eliminations               (155,000)     (151,000)      (472,000)     (388,000)
                        -----------   -----------   ------------  ------------

Total                   $16,793,000   $11,592,000   $ 56,318,000  $ 36,101,000
                        ===========   ===========   ============  ============


                                            Net Income (Loss)
                    ------------------------------------------------------------
                     Three Months    Three Months    Nine Months    Nine Months
                         Ended           Ended          Ended          Ended
                     September 30,   September 30,  September 30,  September 30,
                         2003            2002           2003           2002
                    --------------  -------------- -------------- --------------
                      (Restated)                     (Restated)
Legacy Marketing
Group                 $ 1,255,000     $   (2,000)    $7,027,000     $  157,000
Legacy Financial
Services, Inc.          (118,000)       (119,000)      (605,000)      (485,000)
Imagent Online, LLC     (137,000)       (160,000)      (437,000)      (491,000)
Values Financial
Network, Inc.           (656,000)       (133,000)      (941,000)      (421,000)
Other                     22,000          19,000         85,000         45,000
Intercompany
Eliminations                  --              --             --             --
                      ----------      ----------     ----------     ----------

Total                 $  366,000      $ (395,000)    $5,129,000    $(1,195,000)
                      ==========      ==========     ==========    ===========

                            Total Assets
                    -----------------------------
                     September 30,   December 31,
                          2003           2002
                          ----           ----
                      (Restated)

Legacy Marketing     $ 54,497,000    $51,294,000
Group
Legacy Financial        1,265,000      1,188,000
Services, Inc.
Imagent Online, LLC       706,000        852,000
Values Financial        2,040,000      2,969,000
Network, Inc.
Other                     406,000        194,000
Intercompany           (2,549,000)    (6,450,000)
Eliminations        -------------    -----------
Total                $ 56,365,000    $50,047,000
                    =============    ===========

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

Regan Holding Corp. Consolidated

      We had consolidated net income of $366,000 during the three months ended September 30, 2003 compared to consolidated net losses of $395,000 during the same period in 2002. For the nine months ended September 30, 2003, we had consolidated net income of $5.1 million compared to consolidated net losses of $1.2 million during the nine months ended September 30, 2002. These favorable changes of $761,000 and $6.3 million are primarily due to increased net income at Legacy Marketing Group ("Legacy Marketing"), partially offset by increased losses by Values Financial Network, Inc. ("VFN") primarily due to asset impairment losses.

Legacy Marketing

      During the third quarter of 2003, Legacy Marketing earned net income of $1.3 million compared to net losses of $2,000 during the third quarter of 2002. For the nine months ended September 30, 2003, Legacy Marketing had net income of $7.0 million, compared to net income of $157,000 during the same period in 2002. These improved results are primarily due to increased revenue, partially offset by increased expenses.

      During the three months and nine months ended September 30, 2003, Legacy Marketing commissions and marketing allowances increased $4.3 million (54%) and $15.9 million (63%) compared to the same periods of 2002. Legacy Marketing's sales increase was driven by sales of declared rate and equity index annuities, reflecting a shift in the marketplace toward more traditional fixed income-based annuities. The overall increase in commissions and marketing allowances during 2003 was offset in part by the effect of discontinuing several annuity products issued by Transamerica Life Insurance and Annuity Company ("Transamerica"). Legacy Marketing will continue to administer these annuity products and to accept additional premium payments, subject to applicable additional deposit rules for these products. The discontinued products accounted for a nominal amount of our total consolidated revenue for the quarter ended September 30, 2003 and approximately 33% of our total consolidated revenue for the quarter ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, the discontinued products accounted for approximately 4% and 35% of our total consolidated revenue. Sales of recently introduced Transamerica products have partially offset the effect of the discontinued Transamerica products.

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

                               Three months ended            Nine months ended
                                 September 30,                 September 30,
                                 -------------                 -------------
                              2003           2002           2003           2002
                              ----           ----           ----           ----
                           (Restated)                    (Restated)

American National              30%             20%           40%             15%
Transamerica                   30%             47%           24%             57%
Investors Insurance
Corporation                    24%              4%           20%              1%
IL Annuity                      6%             13%            6%             13%
John Hancock                    2%             12%            3%              8%

      Our   consolidated   revenues  are  derived   primarily   from  sales  and
administration of the following annuity products:

                                                                  Three months ended              Nine months ended
                                                                     September 30,                  September 30,
                                                                  2003           2002           2003            2002
                                                                  ----           ----           ----            ----
                                                               (Restated)                    (Restated)
BenchMark(SM) series (sold on behalf of American National)         30%            19%            39%             14%

SelectMark(R) series (sold on behalf of Transamerica)              30%            43%            24%             55%

MarkOne(SM) series (sold on behalf of Investors Insurance
Corporation)                                                       24%             4%            20%              1%

VisionMark(R) series (sold on behalf of IL Annuity)                 3%            12%             4%             12%

AssureMark(SM) series (sold on behalf of John Hancock)              2%            12%             3%              8%

      As mentioned above, we believe that sales of the BenchMark(SM) series sold on behalf of American National and sales of the AssureMark(SM) series sold on behalf of John Hancock may decrease during the remainder of 2003.

      Legacy Marketing expenses increased $2.9 million (26%) and $8.3 million (24%) during the three months and nine months ended September 30, 2003 compared to the same periods in 2002 primarily due to increases in selling, general and administrative expenses. Selling, general and administrative expenses increased $2.9 million (30%) and $8.3 million (28%) primarily due to increases in compensation, sales promotion and support expenses, insurance, occupancy, and courier expenses. Compensation increased primarily due to salary increases, incentive based compensation based on our consolidated year-to-date results, temporary help due to increased business volume, and benefits. Sales promotion and support expenses increased primarily due to bonuses for our top independent insurance producers based on their achievement, for the year 2003, of predetermined annual sales targets which will be paid in the first quarter of 2004. Increased insurance expenses reflected rising prices for errors and omissions and workers' compensation insurance coverage. The increase in courier expenses was related to increased business volume.

      During 2002, we began an evaluation of an internal use software project that we initially licensed in 1998 with the intent to modify and customize the licensed software prior to deployment. We began this project intending to replace our administration system after the vendor of our existing administration system required us to migrate from the existing system to an alternative platform. In late 2002, we learned from our vendor that we might be able to retain our existing system. Modification and customization of the licensed software was suspended in December of 2002. To date, we have $4.4 million capitalized relating to this licensed software. A financial analysis completed in the first quarter of 2003 indicated that remaining on the existing system may provide greater benefit than converting to a new system. In the third quarter of 2003, our vendor concluded that we could continue to use our existing system for an extended period. We are currently performing a rigorous evaluation of our Company-wide technological needs, which includes an assessment of the viability of the existing system. One possibility under consideration is to use our existing administrative system for some products and to use the new system for other products. We expect to complete this assessment before year-end.

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

      Additionally, when the Company purchased VFN in 2000, among the assets acquired were long-lived assets comprised of a website, which incorporates sales lead management, investment screening and asset allocation functionalities, and copyrights related to two books. These assets were recorded at fair value, as determined by an independent appraisal. In connection with the updated measurement of the fair value of the VFN asset group as discussed above, the Company recorded a long-lived asset impairment loss of $394,000 during the third quarter of 2003, included in Other expenses.

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

Item 4.  Controls and Procedures

         The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only a reasonable assurance of achieving the desired control objectives. The Company's Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company's management, the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Company determined that it should have recorded additional revenue during the third quarter of 2003 that it earned as marketing allowances and commission overrides for sales of fixed annuity products under the terms of one if its insurance carrier partner contracts. As a result, the Company is restating its consolidated financial statements for the three months and nine months ended September 30, 2003.

         The Company, in consultation with its independent auditors, PricewaterhouseCoopers LLP ("PWC"), has identified deficiencies in the Company's internal control over financial reporting which resulted in two restatements of its financial statements. One of these deficiencies resulted in the amendment of the Company's Form 10-Q for the quarter ended March 31, 2003 in order to restate the Company's consolidated financial statements. Another deficiency resulted in the amendment of the Company's Form 10-Q for the period ended September 30, 2003 in order to restate the Company's consolidated financial statements. Members of the Company's management and PWC have discussed these deficiencies with the Audit Committee of the Company's Board of Directors. PWC has stated that these deficiencies result in a "material weakness" under standards established by the American Institute of Certified Public Accountants. The material weakness was identified as a breakdown in communication between the financial and operational management of the Company and a breakdown in the processes by which transactions are reviewed.

         To remedy this weakness, the Board of Directors of the Company approved the formation of a disclosure committee (the "Disclosure Committee") and is appointing executives of the Company to serve on the Disclosure Committee. The Disclosure Committee will, among other things, meet quarterly as part of the closing process and review each financial statement line item and footnote disclosure to ensure the impacts of all business activity and transactions have been appropriately accounted for and disclosed in the consolidated financial statements of the Company. The Disclosure Committee will also review detailed analytics of the Company's performance and assess the need for any additional disclosures based on the relevant reporting period's activity. The Disclosure Committee will begin reviewing the disclosures made by the Company in its filings with the U.S. Securities and Exchange Commission starting with the Company's Form 10-K for the year ended December 31, 2003.

         Except as described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date hereof. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during the period covered by this report, except as described above.

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

                                REGAN HOLDING CORP.


Date: March 23, 2004            Signature: /s/ R. Preston Pitts
                                           ------------------------------------
                                           R. Preston Pitts
                                           President and Chief Operating Officer


Date: March 23, 2004            Signature: /s/ G. Steven Taylor
                                           ------------------------------------
                                           G. Steven Taylor
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