Form 10-K
period 2003-12-31
REGAN HOLDING CORP
filed 2004-03-30
CIK 870069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter.

                                   $22,404,000

There is currently no trading market for the registrant's stock. Accordingly, the foregoing aggregate market value is based upon the price at which the registrant has repurchased its stock most recently prior to the last business day of the registrant's most recently completed second fiscal quarter.

As of March 15, 2004, the number of shares outstanding of the registrant's Series A Common Stock was 23,374,000 and the number of shares outstanding of the registrant's Series B Common Stock was 553,000. The registrant has no other shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for Regan Holding Corp.'s Annual Meeting of Stockholders to be held on June 10th, 2004 are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----

Item 1.   Description Of Business...........................................................................4
Item 2.   Properties........................................................................................7
Item 3.   Legal Proceedings.................................................................................7
Item 4.   Submission Of Matters To A Vote Of Security Holders...............................................7
Item 5.   Market For Registrant's Common Equity And Related Shareholder Matters.............................8
Item 6.   Selected Consolidated Financial Data..............................................................8
Item 7.   Management's Discussion And Analysis Of Financial Condition And Results Of Operations.............8
Item 7a.  Quantitative And Qualitative Disclosure About Market Risk........................................20
Item 8.   Financial Statements And Supplementary Data......................................................21
Item 9.   Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.............44
Item 9a.  Controls And Procedures..........................................................................44
Item 10.  Directors And Executive Officers Of The Company..................................................44
Item 11.  Executive Compensation...........................................................................45
Item 12.  Security Ownership Of Certain Beneficial Owners And Management...................................45
Item 13.  Certain Relationships And Related Transactions...................................................45
Item 14.  Principal Accountant Fees and Services...........................................................45
Item 15.  Exhibits, Financial Statement Schedules, And Reports On Form 8-K.................................45

                                     PART I

Item 1. Description of Business

         Except for historical information contained herein, the matters discussed in this report contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties that could cause actual results to differ materially.

General Development of Business

         Regan Holding Corp. is a holding company, incorporated in the State of California, whose primary operating subsidiaries are Legacy Marketing Group ("Legacy Marketing") and Legacy Financial Services, Inc. ("Legacy Financial"). During 2003, Legacy Marketing generated approximately 96% of our consolidated revenues. Legacy Marketing designs, markets and administers fixed annuity products on behalf of certain unaffiliated insurance carriers in each of the United States, except Alabama and New York.

         Legacy Marketing has marketing agreements with Transamerica Life Insurance and Annuity Company ("Transamerica"), American National Insurance Company ("American National"), John Hancock Variable Life Insurance Company ("John Hancock"), and Investors Insurance Corporation. The marketing agreements grant us the exclusive right to market certain proprietary fixed annuity products issued by these insurance carriers. Fixed annuity products are insurance products that are sold to purchasers in the form of insurance policies. Under the terms of these agreements, we are responsible for appointing independent insurance producers (who we refer to as "Producers") who have contracted with us to sell fixed annuity products. For these services, the insurance carriers pay us marketing allowances and commissions based on the premium volume of insurance policies placed inforce. We are responsible for paying sales commissions to the Producers.

         Legacy Marketing sells fixed annuity products through a network of approximately 27,000 Producers, of whom approximately 7,000 generated business for us during 2003. Each Producer has entered into a non-exclusive agreement with Legacy Marketing Group which defines the parties' business relationship. Such agreements typically may be terminated with up to ninety days prior written notice by either the Producer or Legacy Marketing, with or without cause.

         Our sales network is built on a multi-level structure in which Producers may recruit other Producers. Recruited Producers are referred to as "downline" Producers within the original Producer's network. Recruited Producers may also recruit other Producers, creating a hierarchy under the original Producer. The standard Producer contract contains a nine-level design in which a Producer may advance from one level to the next based on sales commission amounts and the size of the Producer's downline network. As a Producer advances to higher levels within the system, he receives higher commissions on sales made through his downline network. This creates a financial incentive for Producers to build a hierarchy of downline Producers, which contributes to their financial growth and to the growth of Legacy Marketing. If a Producer leaves the network, his downline Producers can still receive sales commissions. Advancements to higher levels can occur as often as every three months. Producers at the highest levels are called "Wholesalers." We had approximately 500 Wholesalers who generated business for Legacy Marketing during 2003.

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

         Legacy Marketing works closely with the insurance carriers in product design and development. Our marketing and actuarial departments work with the insurance carriers to design proprietary fixed annuity products to be marketed by Legacy Marketing. All of these products include guarantees for the benefit of policyholders and are guaranteed by the issuing insurance carriers. These guarantees generally include:

     o   a contractually guaranteed minimum interest rate,

     o   a contractually guaranteed maximum administrative fee, and

     o   the ability to allocate among various Cash Value Strategies(TM).

         In addition to the marketing agreements, Legacy Marketing has administrative agreements with each of the four insurance carriers listed above and with IL Annuity and Insurance Company ("IL Annuity"), whose marketing agreement with us terminated effective during the first quarter of 2002. Under the terms of the administrative agreements, we provide clerical, administrative and accounting services with respect to the insurance policies. These services include billing, collecting and remitting premium for the policies. For providing these services, the insurance carriers pay us a fee per transaction, with the amount of the fee depending on the type of policy and type of service. Administrative services with respect to the insurance policies are performed at our headquarters in Petaluma, California and at our facilities in Rome, Georgia.

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

         Legacy Marketing discontinued marketing life insurance products issued by American National effective during the first quarter of 2003. These products accounted for a nominal amount of revenue during each of the years ending December 31, 2003, 2002, and 2001. Legacy Marketing will continue to administer American National life insurance products, including acceptance of renewal premium. Certain Legacy Marketing employees who were supporting the life insurance product operations were either terminated or reassigned to other positions in Legacy Marketing.

         During the second quarter of 2003, American National reduced the crediting rates of several annuity products marketed by Legacy Marketing. In addition, American National lowered the commission rates that they pay to Legacy Marketing for sales of these products. As a result, sales of annuity products on behalf of American National decreased during the second half of 2003 and overall Legacy Marketing revenues also declined due to this event. Legacy Marketing has developed new annuity products with American National that may result in increased sales for Legacy Marketing in the long term.

         The marketing and administrative agreements with John Hancock were entered into in January 2001, and we began marketing and administering products during the fourth quarter of 2001.

         During the third quarter of 2003, Legacy Marketing began discontinuing the marketing of the AssureMark (SM) fixed annuity product issued by John
Hancock. As a result, sales of annuity products on behalf of John Hancock decreased during the second half of 2003 and will continue to decrease during 2004. Legacy Marketing plans to develop new annuity products with John Hancock that may result in increased sales in the long term.

         In June 2002, Legacy Marketing entered into marketing and administrative services agreements with Investors Insurance Corporation, an unaffiliated insurance carrier. Under these agreements, Legacy Marketing will sell and administer annuity products on behalf of Investors Insurance
Corporation. Legacy Marketing has an option to buy Investors Insurance Corporation. The option expires on June 30, 2005. If Legacy Marketing exercises the option, it must complete the purchase transaction within two years of exercising the option. Sales on behalf of Investors Insurance Corporation began in June 2002.

         During the first quarter of 2003, Legacy Marketing discontinued the marketing of several annuity products issued by Transamerica. Legacy Marketing will continue to administer these annuity products and to accept additional premium payments, subject to applicable additional deposit rules for these products. The discontinued products accounted for approximately 3%, 31%, and 59% of our total consolidated revenue for the years ended December 31, 2003, 2002, and 2001. Sales of recently introduced Transamerica products have partially offset the effect of the discontinued Transamerica products. However, effective in May 2004 Legacy Marketing will discontinue marketing Transamerica products. We intend to continue providing administrative services.

         Through our wholly-owned broker-dealer subsidiary, Legacy Financial, we sell variable annuity and life insurance products, mutual funds, and debt and equity securities. Legacy Financial has entered into sales agreements with investment companies that give it the non-exclusive right to sell investment products on behalf of those companies. Sales of investment products are conducted through Legacy Financial's network of independent registered representatives (who we refer to as "Representatives"). Under the sales agreements, we are compensated based upon predetermined percentages of the sales generated by the Representatives. The agreements may be terminated by either party upon thirty days prior written notice. During 2003, Legacy Financial accounted for approximately 4% of our consolidated revenues.

         Legacy Financial is registered as a broker-dealer with, and is subject to regulation by, the U.S. Securities and Exchange Commission, National Association of Securities Dealers, Municipal Securities Rulemaking Board, and various state agencies. As a result of federal and state broker-dealer registration and self-regulatory organization memberships, Legacy Financial is subject to regulation that covers many aspects of its securities business. This regulation covers matters such as capital requirements, recordkeeping and reporting requirements, and employee-related matters, including qualification and licensing of supervisory and sales personnel. Also, these regulations include supervisory and organizational procedures intended to ensure compliance with securities laws and prevent improper trading on material nonpublic information. Rules of the self-regulatory organizations are designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation, including "suitability" determinations as to customer transactions, limitations in the amounts that may be charged to customers, and correspondence with customers.

         During 2000, through our wholly owned subsidiary Imagent Online, we invested in prospectdigital, LLC, which was developing an Internet-based customer relationship management product. In January 2002, we purchased all of the remaining outstanding equity interests in prospectdigital. Prospectdigital has generated nominal revenues to date.

         In December  2000, we acquired the assets and name of Values  Financial
Network,   Inc.  Values  Financial   Network  is  engaged  in  the  business  of
values-based investment screening, and has generated minimal revenues to date.

Competitive Business Conditions

         The fixed annuity business is rapidly evolving and intensely competitive. Legacy Marketing's primary market is fixed annuities sold through independent producers. In addition, Legacy Marketing administers the products sold by Producers on behalf of the issuing insurance carriers. Fixed annuity sales in the United States were approximately $88 billion in 2003. Some of Legacy Marketing's top competitors selling fixed annuities through independent sales channels are Allianz Life of North America, American Equity Investment Life, Jefferson Pilot Financial Insurance Company, and AmerUs Group. These competitors may have greater financial resources than we do. However, our business model allows us greater flexibility, as we can adjust the mix of business sold if one, or more, of our carriers were to experience capital constraints or other events that effect their business models. Our competitors may respond more quickly than us to new or emerging products and changes in customer requirements. We are not aware of any significant new means of competition, products or services that our competitors provide or will soon provide. However, in the highly competitive fixed annuity marketplace, new distribution models, product innovations and technological advances may occur at any time and could present us with competitive challenges. There can be no assurance that we will be able to compete successfully. In addition, our business model relies on our Wholesaler distribution network to effectively market our products competitively. Maintaining relationships with these Wholesaler distribution networks requires introducing new products and services to the market in an efficient and timely manner, offering competitive commission schedules, and providing superior marketing, training, and support. In the recent past, we have been reasonably successful in expanding and maintaining our current distribution network. We are not aware of any Wholesaler who may discontinue marketing our products. Due to competition among insurance companies and insurance marketing organizations for successful Wholesalers, there can be no assurance that we will be able to retain some or all of our Wholesaler distribution networks.

Regulatory Environment

         State legislators, state insurance regulators and the National Association of Insurance Commissioners continually reexamine existing laws and regulations, and may impose changes in the future that materially adversely affect our business, results of operations and financial condition. In particular, rate rollback legislation and legislation to control premiums, policy terminations and other policy terms may affect the marketability of policies or the amount of premiums that can be charged for such policies, and thus the commissions we can earn. Recently a committee of the U.S. House of Representatives has been considering the advisability of enacting federal statutes that would impose certain national uniform insurance regulatory standards to be applied by state insurance regulators. No such legislation has yet been introduced. A bill entitled "The Federal Insurance Consumer Protection Act of 2003" (S. 1373), has been introduced in the U.S. Senate which, if enacted, would establish comprehensive and exclusive federal regulation over all "interstate insurers," including all property and casualty insurers selling in more than one state, with no option for such insurers to remain regulated by the states. This legislation would repeal the McCarran-Ferguson antitrust exemption for the business of insurance. It would also establish a Federal Insurance Regulatory Commission within the Department of Commerce that would have exclusive regulatory jurisdiction over property and casualty and life insurers that do business in more than one U.S. jurisdiction. The legislation would establish comprehensive federal regulatory oversight over such insurers, including licensing, solvency supervision, accounting and auditing practices, form and rate approval, and market conduct examination. The legislation also would establish a National Insurance Guaranty Fund, which may be empowered to collect pre-funded assessments that are different from, and potentially greater than, current state guaranty fund assessment levels. We cannot predict whether these or other proposals will be adopted, or what impact, if any, such proposals may have on our business, financial condition or results of operation.

         Legacy Financial is registered as a broker-dealer with, and is subject to regulation by, the SEC, NASD, Municipal Securities Rulemaking Board, and
various state agencies. This regulation covers matters such as capital requirements, recordkeeping and reporting requirements, and employee-related matters, including qualification and licensing of supervisory and sales personnel. Any proceeding alleging violation of, or noncompliance with, laws and regulations applicable to us or our subsidiaries could harm our business, financial condition, results of operations, and business prospects. In addition, changes in federal legislation, state legislation, court decisions and administrative policies could significantly and adversely affect the securities industry generally and our business in particular.

Employees

         As of February 29, 2004, we employed 482 employees. None of our employees is represented by a collective bargaining agreement. We consider our relations with our employees to be good, and we will continue to strive to provide a positive work environment for our employees.

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

Item 2. Properties

         In June 2001, we purchased the building that houses our headquarters and most of Legacy Marketing's operations in Petaluma, California. During 2003 we began construction of a building in Rome, Georgia. Upon completion, our employees located in Rome will move to the new building.

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

         No items were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

         As of March 15, 2004, Regan Holding Corp.'s Series A Common Stock was held by approximately 1,000 shareholders of record and our Series B Common Stock was held by approximately 10,000 shareholders of record. There is no established public trading market for our stock.

         Our Board of Directors may, at its sole discretion, declare and pay dividends on common stock, subject to capital and solvency restrictions under California law. To date, we have not paid any dividends on our common stock. Our ability to pay dividends is dependent on the ability of our wholly-owned subsidiaries to pay dividends or make other distributions to us. As of December 31, 2003, we do not anticipate paying dividends on any of our outstanding common stock in the foreseeable future.

Item 6. Selected Consolidated Financial Data

                                                                        Year Ended December 31,
                                          -------------------------------------------------------------------------------------
                                              2003             2002               2001              2000               1999
                                          ------------     ------------      ------------      --------------      ------------
Selected Income Statement Data:
Total revenue                             $ 70,917,000     $ 50,049,000      $ 55,209,000      $   42,432,000      $ 50,938,000
Net income (loss)                         $  5,029,000     $    (60,000)     $   (348,000)     $   (3,564,000)     $  3,635,000
Earnings (loss) per share - basic:
Before cumulative effect of accounting
  change                                  $       0.20     $         --      $      (0.03)     $        (0.15)     $       0.11
Cumulative effect of accounting change              --               --                --               (0.01)            --
                                          ------------     ------------      ------------      --------------      ------------
                                          $       0.20     $         --      $      (0.03)     $        (0.16)     $       0.11
Earnings (loss) per share - diluted:
Before cumulative effect of accounting
  change                                  $       0.18     $         --      $      (0.03)     $        (0.15)     $       0.10
Cumulative effect of accounting change              --               --                --               (0.01)            --
                                          ------------     ------------      ------------      --------------      ------------
                                          $       0.18     $         --      $      (0.03)     $        (0.16)     $       0.10
Selected Balance Sheet Data:
Total assets                              $ 57,115,000     $ 50,047,000      $ 46,260,000      $   43,114,000      $ 47,158,000
Total non current liabilities             $ 13,536,000     $ 11,630,000      $  4,578,000      $    3,578,000      $  4,258,000
Redeemable common stock                   $  8,964,000     $ 10,115,000      $ 11,124,000      $   11,237,000      $ 11,563,000
Cash dividends declared                             --               --                --                  --                --
Selected Operating Data:
Total fixed premium placed inforce(1)     $  2.15 billion  $  1.3 billion    $  1.6 billion    $  1.1 billion      $  1.6 billion
Total fixed policies placed inforce(1)          36,000           24,000            30,000              20,000            28,000
Policies maintained at year end                127,000          107,000           101,000              89,000            85,000

(1) When a policyholder remits a premium payment with an accurate and completed application for an insurance policy, the policy is placed inforce. Inforce premium and policies are statistics of our carriers but are factors that directly affect our revenue.

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

         Legacy Marketing designs, markets and administers fixed annuity products on behalf of certain unaffiliated insurance carriers in each of the United States, except Alabama and New York. As of December 31, 2003, Legacy Marketing had marketing agreements with Transamerica, American National, John Hancock, and Investors Insurance Corporation. The marketing agreements grant Legacy Marketing the exclusive right to market certain fixed annuity products issued by these insurance carriers. Legacy Marketing is responsible for appointing independent insurance producers who have contracted with Legacy Marketing to sell these products. For these services, the insurance carriers pay Legacy Marketing commissions and marketing allowances.

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

         Legacy Marketing has marketing and administrative agreements with certain insurance carriers, listed above. Under the terms of the marketing agreements, Legacy Marketing is responsible for appointing producers with various states' departments of insurance, who have contracted with Legacy Marketing to sell fixed annuity products to the general public.

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

         Modifications or enhancements made to an existing software product that result in additional functionality are also capitalized. When the new software is placed in production, we begin amortizing the asset over its estimated useful life. Training and maintenance costs are accounted for as expenses as they occur. We periodically review capitalized internal use software to determine if the carrying value is fully recoverable. If there are future cash flows directly related to the software we record an impairment loss when the present value of the future cash flows is less than the carrying value. If software, or components of software, in development are abandoned, the Company takes a charge to write off the capitalized amount in the period the decision is made to abandon it.

         During 2003, we completed our evaluation of an internal use software project that we initially licensed in 1998 with the intent to modify and customize the licensed software prior to deployment. We began this project intending to replace our administration system after the vendor of our existing administration system required us to migrate from the existing system to an alternative platform. In late 2002, we learned from our vendor that we might be able to retain our existing system. Modification and customization of the licensed software was suspended in December of 2002. A financial analysis completed in the first quarter of 2003 indicated that remaining on the existing system may provide greater benefit than converting to a new system. In the third quarter of 2003, our vendor concluded that we could continue to use our existing system for an extended period. We have completed a rigorous evaluation of our Company-wide technological needs, which included an assessment of the viability of the existing system. As a result of this assessment we concluded that we would use both systems and in the fourth quarter of 2003 we recorded a write-off of $1.1 million associated with abandoned components of the software cost.
Our assessment supports the remaining $3.3 million balance.

         When the Company purchased Values Financial Network, Inc. ("VFN") in 2000, part of the purchase price was for goodwill. Before January 1, 2002, the Company amortized the goodwill on a straight-line basis over 10 years, which was its estimated useful life. Pursuant to Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," the Company ceased amortizing goodwill on January 1, 2002. As required by SFAS 142, the Company performs an annual goodwill impairment test. The impairment test of SFAS 142 requires the Company to measure fair value of the reporting unit. The Company established fair value by preparing a forecast of the discounted value of future cash flows expected to be derived from VFN.

         During 2002, the Company revised the business model for VFN to focus on corporate and individual producer sales and its projections supported the balance of goodwill. In early 2003 the Company further refined its business model for VFN, including identifying a new market and committing additional resources to develop the business. During 2003, due to the failure of VFN to produce revenues as projected, the Company updated its annual measurement of fair value of VFN. The fair value measurement based on a revised cash flow forecast was predicated on VFN realizing a lower level of sales. This forecast of cash flows did not support the balance of goodwill, and the Company recorded a goodwill impairment loss of $491,000 during 2003. Current projections support the remaining balance of goodwill.

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

Regan Holding Corp. Consolidated

Year ended December 31, 2003 compared with year ended December 31, 2002

         We had consolidated net income of $5.0 million in 2003, compared to consolidated net losses of $60,000 in 2002. The improved results are primarily due to increased net income at Legacy Marketing, partially offset by increased losses at Values Financial Network, Inc. primarily due to asset impairment losses.

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

Legacy Marketing

Year ended December 31, 2003 compared with year ended December 31, 2002

         During 2003, Legacy Marketing's net income totaled $7.2 million, compared to net income of $1.6 million during 2002. This increase of $5.6 million is primarily due to increased revenues, partially offset by increased expenses and decreased investment income in 2003 compared to 2002.

         During 2003, Legacy Marketing's revenue increased $20.2 million (42%) primarily due to increased commissions and marketing allowances. Marketing allowances and commissions increased $16.3 million (46%). Legacy Marketing's sales increase was driven by sales of declared rate and equity index annuities, reflecting a shift in the marketplace toward more traditional fixed income-based annuities. The overall increase in commissions and marketing allowances during 2003 was offset in part by the effect of discontinuing several annuity products issued by Transamerica. Legacy Marketing will continue to administer these annuity products and to accept additional premium payments, subject to applicable additional deposit limitations for these products. The discontinued products accounted for approximately 3% and 31% of our total consolidated revenue during 2003 and 2002. Sales of recently introduced Transamerica products have partially offset the effect of the discontinued Transamerica products. However, effective in May 2004 Legacy Marketing will discontinue marketing Transamerica products. We intend to continue providing administrative services. In addition, during the second quarter of 2003, American National reduced the crediting rates of several annuity products marketed by Legacy Marketing and lowered the commission rates that they pay to Legacy Marketing for sales of these products. As a result, sales of annuity products on behalf of American National began to decrease during the second quarter of 2003. This trend continued throughout the remainder of 2003. It is possible that overall consolidated revenues may also decline due to this event. Legacy Marketing has developed new annuity products with American National that may result in increased sales for Legacy Marketing in the long term. Furthermore, during the third quarter of 2003, Legacy Marketing began discontinuing the marketing of the AssureMark (SM) fixed annuity product issued by John Hancock. As a result, sales of annuity products on behalf of John Hancock decreased during 2003. Legacy Marketing plans to develop new annuity products with John Hancock that may result in increased sales in the long term.

         Administrative fees increased $1.9 million (16%) during 2003 compared to 2002 primarily due to increased issuing and maintenance fees. Other income increased $2.0 million during 2003 compared to 2002. This increase was primarily due to a performance bonus earned on sales of fixed annuity and life products under the terms of one of the Company's insurance carrier partner contracts. The Company and the insurance carrier agreed to terminate the bonus program effective July 1, 2003.

         As of December 31, 2003, Legacy Marketing sold products on behalf of four unaffiliated insurance carriers: Transamerica, American National, John Hancock and Investors Insurance Corporation. Legacy Marketing also performs administrative services for products of IL Annuity. The agreements with the following carriers generated a significant portion of the Company's total consolidated revenue (sales on behalf of Investors Insurance Corporation began in the second quarter of 2002):

                                                            2003        2002
                                                            ----        ----
         American National                                   37%          17%
         Transamerica                                        25%          52%
         Investors Insurance Corporation                     23%           6%
         IL Annuity                                           6%          12%
         John Hancock                                         3%           8%

         Although Legacy Marketing sells and administers several products on behalf of the insurance carriers, our consolidated revenues are derived primarily from sales and administration of the following annuity product series:

                                                            2003        2002
                                                            ----        ----
         BenchMark(SM) series (sold on behalf of
           American  National)                                37%        16%
         SelectMark(SM) series (sold on behalf of
           Transamerica)                                      25%        51%
         MarkOne(SM) series (sold on behalf of
           Investors Insurance Corporation)                   23%         6%
         VisionMark(SM) series (sold on behalf
           of IL Annuity)                                      4%        11%
         AssureMark(SM) series (sold on behalf of
           John Hancock)                                       3%         8%

         As indicated above, American National reduced the crediting rates on several annuity products and we will cease marketing Transamerica products effective in May 2004. As a result of these events our sales of Transamerica and American National products will likely decrease.

         Legacy Marketing's expenses increased $10.6 million (23%) primarily due to increased selling, general and administrative expenses and other. The increase in selling, general and administrative expenses of $9.7 million (24%) was primarily due to increases in compensation, sales promotion and support expenses, insurance, occupancy, and courier expenses. Compensation increased primarily due to salary increases, incentive based compensation based on our consolidated year-to-date results, temporary help due to increased business volume, and benefits. Sales promotion and support expenses increased primarily due to bonuses for our top independent insurance producers based on their achievement, for the year 2003, of predetermined annual sales targets which were paid in the first quarter of 2004. Increased insurance expenses reflected rising prices for errors and omissions and workers' compensation insurance coverage. The increase in courier expenses was related to increased business volume. Other expenses increased $1.2 million (47%) primarily due to the $1.1 million write-off of internal use software.

         Legacy Marketing recognized investment income of $409,000 in 2003 compared to $638,000 in 2002. This decrease was primarily due to lower realized gains on sales of investment securities during 2003.

Year ended December 31, 2002 compared with year ended December 31, 2001

         During 2002, Legacy Marketing's net income totaled $1.6 million, compared to net income of $2.8 million during 2001. This decrease of $1.2 million was primarily due to decreased revenues, partially offset by decreased expenses and the recognition of investment income in 2002 compared to investment losses in 2001.

         Legacy Marketing's revenue decreased $5.6 million (10%) primarily due to decreased marketing allowances and commission income. Marketing allowances and commission revenue, combined, decreased $5.9 million (14%) due to a decrease in sales of fixed annuity and life policies. The sales decrease was primarily due to a shift in the marketplace toward more traditional fixed income-based annuities. Administrative fees increased $307,000 (3%) primarily due to an increase in the number of policies administered year over year, partially offset by a lower number of policies issued in 2002.

         Legacy Marketing's expenses decreased $2.9 million (6%) primarily attributable to decreases in selling, general and administrative expenses. The decrease in selling, general and administrative expenses of $2.9 million (7%) was primarily due to decreases in professional fees, commissions, compensation, and occupancy expenses. Professional fees decreased primarily due to lower consulting fees related to internal use software maintenance, and reduced legal expenses. The decrease in commissions was primarily related to lower sales. Compensation decreased primarily due to the effect of attrition, as Legacy Marketing's headcount decreased 4% in 2002. The decreased occupancy expense was primarily a result of our purchasing the building that houses our headquarters, which resulted in no rent expense after June 2001, partially offset by increased interest expense from financing the building purchase.

         Legacy Marketing recognized investment income of $638,000 in 2002 compared to investment losses of $239,000 in 2001. This shift was primarily because 2001 included impairment losses of $642,000 related to other-than-temporary declines in the value of certain investment securities.

Legacy Financial

Year ended December 31, 2003 compared with year ended December 31, 2002

         Legacy Financial incurred net losses of $683,000 during 2003, compared to net losses of $595,000 during 2002. Results declined primarily due to increased expenses partially offset by increased revenues.

         Legacy Financial revenue increased $460,000 (18%) during 2003 compared to 2002, primarily due to increased reimburseable insurance premiums and increased sponsorship revenues, partially offset by decreased marketing allowances and commissions related to lower overall sales volume and changes in product mix.

         Legacy Financial expenses increased $582,000 (17%) in 2003 compared to 2002. The increase was primarily due to an increase in selling, general and administrative expenses and other expenses. Selling, general and administrative expenses increased $359,000 (11%) primarily attributable to increased sales promotion expenses, increased errors and omissions insurance premiums, and increased incentive compensation. Other expenses increased $223,000 (71%) primarily due to increased equipment maintenance expenses and increased insurance costs.

         Legacy Financial has incurred cumulative losses since its inception in 1995. We have committed to make sufficient contributions to support Legacy Financial's operations through February 2005.

Year ended December 31, 2002 compared with year ended December 31, 2001

         Legacy Financial incurred net losses of $595,000 during 2002, compared to net losses of $837,000 during 2001. The improved results were primarily due to increased revenues.

         Legacy Financial revenue increased $387,000 (18%) primarily due to increases in the volume of sales resulting from a more attractive product mix for Legacy Financial's distribution network of registered representatives.

         Legacy Financial's total expenses were unchanged during 2002 compared to 2001.

Values Financial Network, Inc.

Year ended December 31, 2003 compared with year ended December 31, 2002

         Values Financial Network, Inc. incurred net losses of $1.0 million during 2003, compared to net losses of $520,000 during 2002. The increased losses were due to goodwill, intangibles, and long-lived asset impairment losses during 2003. Revenues increased $23,000 (329%) during 2003 compared to 2002 primarily due to rental income from a tenant who began subleasing office space from VFN in the second quarter of 2003. Expenses excluding the impairment losses were relatively unchanged during 2003 compared to 2002.

     When the Company purchased the assets of Values Financial Network, Inc. ("VFN") in 2000, part of the purchase price was for goodwill. Before January 1, 2002, the Company amortized the goodwill on a straight-line basis over 10 years, which was its estimated useful life. Pursuant to Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," the Company ceased amortizing goodwill on January 1, 2002. As required by SFAS 142, the Company performed a transitional and annual goodwill impairment test during 2002. The impairment test of SFAS 142 required the Company to measure fair value of the reporting unit. The Company established fair value by preparing a forecast of the discounted value of future cash flows expected to be derived from VFN.

         During 2002, the Company revised the business model for VFN to focus on corporate and individual producer sales and its projections supported the balance of goodwill. During 2003 the Company further refined its business model for VFN, including identifying a new market and committing additional resources to develop the business. During 2003 the Company updated its annual measurement of fair value of VFN due to the failure of VFN to produce revenues as projected. The fair value measurement based on a revised cash flow forecast was predicated on VFN realizing a lower level of sales. This forecast of cash flows did not support the balance of goodwill, and the Company recorded a goodwill impairment loss of $491,000 during 2003.

      Additionally, when the Company purchased VFN in 2000, among the assets acquired were long lived assets comprising a website, which incorporates sales lead management, investment screening and asset allocation functionalities, and copyrights related to two books. These assets were recorded at fair value, as determined by an independent appraisal. In connection with the updated measurement of the fair value of the VFN asset group as discussed above, the Company recorded a long-lived asset impairment loss of $394,000 during 2003, included in Other expenses.

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

Year ended December 31, 2003 compared with year ended December 31, 2002

         Imagent Online had net losses of $606,000 during 2003, compared to net losses of $648,000 during 2002. This favorable change of $39,000 was primarily due to increased revenues at prospectdigital in 2003.

Year ended December 31, 2002 compared with year ended December 31, 2001

         Imagent Online had net losses of $648,000 during 2002, compared to net losses of $660,000 during 2001. This favorable change of $12,000 was primarily due to increased revenues at prospectdigital in 2002. As discussed above, prospectdigital's results of operations are included in the Consolidated Financial Statements since our acquisition of it in January 2002. Prior to the acquisition, we accounted for our investment in prospectdigital under the equity method of accounting. Accordingly, our share of prospectdigital's losses during 2001 were included in other expenses. Imagent Online had no revenue in 2001, and its expenses primarily consisted of its share of prospectdigital's losses.

Other Segments

Year ended December 31, 2003 compared with year ended December 31, 2002

         During 2003, combined net income from Legacy Advisory Services and Legacy Re, which is inactive, was $122,000, compared to combined net income of $61,000 in 2002. This favorable change of $61,000 is primarily due to increased advisory fee revenues.

Year ended December 31, 2002 compared with year ended December 31, 2001

         During 2002, combined net income from Legacy Advisory Services, Legacy Re and Concept Strategies, Inc. was $61,000, compared to combined net losses of $371,000 in 2001. This favorable change of $432,000 is primarily due to closing the operations of our LifeSurance Corporation subsidiary in late 2001.

Liquidity and Capital Resources

         We require cash for the following purposes: (i) to fund operating expenses, which consist primarily of selling, general and administrative expenses; (ii) to purchase and develop fixed assets, primarily internal use software and computer hardware, in order to increase operational efficiency;
(iii) to fund continued product development; and (iv) as a reserve to cover possible redemptions of certain shares of our common stock, which are redeemable at the option of the shareholders. Our primary source of cash is from operating activities.

       Net cash provided by operating activities was $12.0 million for 2003 compared to $410,000 in 2002, primarily due to increased operating results, lower net purchases of trading securities, and the application of a prepaid deposit toward a Producer incentive trip, offset in part by unrealized gains on trading securites in 2003 compared to unrealized losses in 2002.

      Net cash used in investing activities was $5.2 million compared to net cash provided by investing activities of $1.9 million for 2002, primarily due to increased purchases and lower sales of available-for-sale securities, partially offset by lower cash outlays for the development of internal use software.

         Net cash used in financing activities was $1.6 million for 2003 compared to net cash provided by financing activities of $1.1 million for 2002, primarily due to lower net proceeds from loans and higher repurchases of our common stock during 2003. During 2001, we purchased the office building which houses our headquarters for $10.6 million. In conjunction with the acquisition, we entered into a bridge loan agreement for $4.8 million. In July 2002, we replaced the bridge loan with permanent financing in the amount of $7.4 million. The note is payable over ten years in monthly installments of principal and interest based on a 25-year term. At the end of ten years, we must pay the balance of principal due on the note. For the first five years, the interest rate is 6.95%. Thereafter, the interest rate is equal to LIBOR plus 2.55%, adjusted semi-annually, subject to a maximum semi-annual 1.00% increase/decrease in the interest rate. The maximum interest rate is 10.50%.

      During 2003, we began construction of a new building in Rome, Georgia and established a $2.7 million loan facility to be drawn against to finance construction costs. The interest rate is equal to LIBOR plus 2.10%. The interest rate as of December 31, 2003 was 3.24%. The loan matures on October 27, 2004. As of December 31, 2003, $2.5 million was available under the construction loan.

      We are obligated to repurchase certain shares of our common stock. At December 31, 2003 and December 31, 2002, the total redemption value of all redeemable common stock outstanding was $9.0 million and $10.1 million. Cash paid to repurchase some of these shares totaled $1.2 million during 2003, and $964,000 during 2002. As the value of our common stock rises, our monetary obligation with respect to the redeemable common stock also increases.

         We lease office and warehouse premises and certain office equipment under non-cancelable operating leases. As of December 31, 2003, our total contractual cash obligations, including the building financing discussed above, were as follows:

--------------------- ------------------------------------------------------------------------------------------------
                                                          Payments Due by Period
--------------------- ------------------------------------------------------------------------------------------------
Contractual
Obligations                 Total         Less than 1 year       1-3 years          4-5 years         After 5 years
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Debt                  $7,390,000         $307,000            $  260,000         $  298,000          $6,525,000
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Operating Leases       1,638,000          610,000               788,000            237,000               3,000
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Total Contractual
Cash Obligations      $9,028,000         $917,000            $1,048,000         $  535,000          $6,528,000
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------

         During 2003, the Company amended its  Shareholder  Agreement with Lynda
L. Regan, Chief Executive Officer of the Company and Chairman of the Company's Board of Directors. Under the terms of the amended agreement, upon the death of Ms. Regan, the Company would have the option (but not the obligation) to purchase from Ms. Regan's estate all shares of common stock that were owned by Ms. Regan at the time of her death, or were transferred by her to one or more trusts prior to her death. In addition, upon the death of Ms. Regan, her heirs would have the option (but not the obligation) to sell their inherited shares to the Company. The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares. As of December 31, 2003, the Company believes that 125% of the fair market value of the shares owned by Ms. Regan was equal to $28.3 million. The Company has purchased two life insurance policies with a combined face amount of $29 million for the purpose of funding this potential obligation upon Ms. Regan's death.

         Management intends to continue to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

         We generated $12.0 million and $410,000 of cash flow from operations in 2003 and 2002. However, if requests to repurchase redeemable common stock increase significantly, a cash shortfall could ultimately occur. Management believes that existing cash and investment balances, together with anticipated cash flow from operations, will provide sufficient funding for the foreseeable future. However, in the event that a cash shortfall were to occur, management believes that adequate financing could be obtained to meet our cash flow needs. There can be no assurances that such financing would be available on favorable terms.

Recent Accounting Pronouncements

         In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. The provisions of SFAS 150 require that some of these instruments now be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for existing financial instruments beginning on July 1, 2003. The implementation of SFAS 150 had no material effect on the Company's consolidated results of operations or financial position.

         In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21 ("EITF 00-21). "Accounting for Revenue Arrangements with Multiple Deliverables". EITF 00-21 provides guidance on when and how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The Company adopted EITF 00-21 on July 1, 2003. The adoption of EITF 00-21 did not have a material effect on the Company's consolidated financial position and results of operations.

RISK FACTORS
                          RISKS RELATED TO OUR COMPANY

         We have experienced losses in recent years and if losses continue, our business could suffer.

         We had net losses of $60,000 and $348,000 for the years ended December 31, 2002 and 2001. We had net income of $5.0 million during 2003. We intend to continue to invest in marketing, operations, technology, and product development. We will need to generate adequate revenues and reduce our operating costs to maintain profitability. If we fail to maintain profitability, our financial condition and prospects could be weakened.

         We depend on a limited number of sources for our products, and any interruption, deterioration, or termination of the relationship with any of our insurance carriers could be disruptive to our business and harm our results of operations and financial condition.

         Legacy Marketing has marketing agreements with Transamerica Life Insurance and Annuity Company, American National Insurance Company, John Hancock Variable Life Insurance Company, and Investors Insurance Corporation. Legacy Marketing has also entered into administrative agreements with each of the four insurance carriers, and IL Annuity and Insurance Company, whose marketing agreement terminated during the first quarter of 2002. During 2003, 37%, 25%, 23%, 6%, and 3% of our total consolidated revenue resulted from agreements with American National, Transamerica, Investors Insurance Corporation, IL Annuity, and John Hancock.

         Legacy Marketing discontinued the marketing of several annuity products issued by Transamerica during the first quarter of 2003 primarily because those products no longer met Transamerica's profitability targets. Legacy Marketing will continue to administer these annuity products and to accept additional premium payments, subject to applicable additional deposit limitations for these products. The discontinued products accounted for approximately 3%, 31%, and 59% of our total consolidated revenue for the years ended December 31, 2003, 2002, and 2001. However, effective in May 2004 Legacy Marketing will discontinue marketing Transamerica products, as a result our sales of Transamerica products will likely decrease. We intend to continue providing administrative services.

         In addition, Legacy Marketing discontinued marketing life insurance products issued by American National effective during the first quarter of 2003. These products accounted for a nominal amount of revenue during each of the years ending December 31, 2003, 2002, and 2001. Legacy Marketing will continue to administer American National life insurance products, including acceptance of renewal premium. Two Legacy Marketing employees who were supporting the life insurance product operations were terminated and nine were reassigned to other positions in Legacy Marketing.

         During the second quarter of 2003, American National reduced the crediting rates of several annuity products marketed by Legacy Marketing. In addition, American National lowered the commission rates that they pay to Legacy Marketing for sales of these products. As a result, sales of annuity products on behalf of American National began to decrease through the remainder of 2003. We believe this trend may continue for 2004. It is possible that overall consolidated revenues may also decline due to this event. Legacy Marketing is developing new annuity products with American National that may result in increased sales for Legacy Marketing in the long term.

         During the third quarter of 2003, Legacy Marketing began discontinuing the marketing of the AssureMark (SM) fixed annuity product issued by John
Hancock. As a result, sales of annuity products on behalf of John Hancock decreased during the third quarter and will continue to decrease for the remainder of 2003. Legacy Marketing is developing new annuity products with John Hancock that may result in increased sales in the long term.

         In June 2002, Legacy Marketing entered into marketing and administrative services agreements with Investors Insurance Corporation, an unaffiliated insurance carrier. Under these agreements, Legacy Marketing will sell and administer annuity products on behalf of Investors Insurance
Corporation. Legacy Marketing has an option to buy Investors Insurance Corporation. The option expires on June 30, 2005. If Legacy Marketing exercises the option, it must complete the purchase transaction within two years of exercising the option. Sales on behalf of Investors Insurance Corporation began in June 2002.

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

         Our success depends largely on the skills, experience and performance of certain key members of our management. In the recent past, we have been successful at attracting and retaining key personnel. We have no agreements with these individuals requiring them to maintain their employment with us. If we lose one or more of these key employees, particularly Lynda L. Regan, Chairman of the Board and Chief Executive Officer, or R. Preston Pitts, President and Secretary, our business, operating results, and financial condition could be diminished because we rely on their contacts, insurance carrier and Producer relationships, and strategic direction to drive our revenues. However, we are not aware of any key personnel who are planning to retire or leave our company in the near future. Although we maintain and are the beneficiary of key person life insurance policies on the lives of Lynda L. Regan and R. Preston Pitts, we do not believe the proceeds would be adequate to compensate us for their loss.

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

         We may be unable to effectively fund our working capital requirements, which could have a material adverse effect on our operating results and earnings.

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

         Our cash positions at December 31, 2003 and December 31, 2002 were $9.9 million and $4.8 million.

         Significant repurchases of our common stock could materially decrease our cash position.

         As of December 31, 2003, we are obligated to redeem 3,289,000 shares of Series A Common Stock at the option of the holders of these shares. Of the 553,000 shares of Series B Common Stock outstanding, we are obligated to redeem up to 10% of these shares at the option of the holders of these shares, limited to a specified twenty-day period each year. The price per share is based on the estimated fair market value of the stock on the redemption date. The redemption of all eligible shares during 2004 would require $7.3 million, which would materially decrease our cash position.

         Pursuant to the terms of our Amended and Restated Shareholder's Agreement with Lynda L. Regan, our Chief Executive Officer, upon the death of Ms. Regan, the heirs of Ms. Regan will have the option (but not the obligation) to sell to us all or a portion of the shares of the Company owned by Ms. Regan at the time of her death and we will have the obligation to buy those shares. The purchase price to be paid buy us, if any, shall be equal to 125% of the fair market value of the shares. As of December 31, 2003, we believe 125% of the fair market value of the shares owned by Ms. Regan was equal to $28.3 million. We have purchased two life insurance policies with a combined face amount of $29 million for the purpose of funding this potential obligation. There can be no assurances, however, that the proceeds from these insurance policies will be available or sufficient to cover the purchase price of the shares owned by Ms. Regan at the time of her death. If the proceeds from the insurance policies were not available or sufficient to cover the purchase price of Ms. Regan's shares at the time of her death, our operating results and financial condition could be adversely affected.

                          RISKS RELATED TO OUR INDUSTRY

         We may not be able to compete successfully with competitors that may have greater resources than we do.

         The fixed annuity business is rapidly evolving and intensely competitive. Legacy Marketing's primary market is fixed annuities sold through independent producers. In addition, Legacy Marketing administers the products sold by Producers on behalf of the issuing insurance carriers. Fixed annuity sales in the United States were approximately $88 billion in 2003. Some of Legacy Marketing's top competitors selling fixed annuities through independent sales channels are Allianz Life of North America, American Equity Investment Life, Jefferson Pilot Financial Insurance Company, and AmerUs Group. These competitors may have greater financial resources than we do. However, our business model allows us greater flexibility, as we can adjust the mix of business sold if one or more of our carriers were to experience capital constraints or other events that affect their business models. Our competitors may respond more quickly than us to new or emerging products and changes in customer requirements. We are not aware of any significant new means of competition, products or services that our competitors provide or will soon provide. However, in the highly competitive fixed annuity marketplace, new distribution models, product innovations and technological advances may occur at any time and could present us with competitive challenges. There can be no assurance that we will be able to compete successfully. In addition, our business model relies on Wholesaler distribution networks to effectively market our products competitively. Maintaining relationships with these Wholesaler distribution networks requires introducing new products and services to the market in an efficient and timely manner, offering competitive commission schedules, and providing superior marketing, training, and support. In the recent past, we have been reasonably successful in expanding and maintaining our current Wholesaler distribution network. We are not aware of any Wholesaler who may discontinue marketing our products. Due to competition among insurance companies and insurance marketing organizations for successful Wholesalers, there can be no assurance that we will be able to retain some or all of our Wholesaler distribution networks.

         We may face increased governmental regulation and legal uncertainties, which could result in diminished financial performance.

         State legislators, state insurance regulators and the National Association of Insurance Commissioners continually reexamine existing laws and regulations, and may impose changes in the future that materially adversely affect our business, results of operations and financial condition. In particular, rate rollback legislation and legislation to control premiums, policy terminations and other policy terms may affect the marketability of policies or the amount of premiums that can be charged for such policies, and thus the commissions we can earn. Recently a committee of the U.S. House of Representatives has been considering the advisability of enacting federal statutes that would impose certain national uniform insurance regulatory standards to be applied by state insurance regulators. No such legislation has yet been introduced. A bill entitled "The Federal Insurance Consumer Protection Act of 2003" (S. 1373), has been introduced in the U.S. Senate which, if enacted, would establish comprehensive and exclusive federal regulation over all "interstate insurers," including all property and casualty insurers selling in more than one state, with no option for such insurers to remain regulated by the states. This legislation would repeal the McCarran-Ferguson antitrust exemption for the business of insurance. It would also establish a Federal Insurance Regulatory Commission within the Department of Commerce that would have exclusive regulatory jurisdiction over property and casualty and life insurers that do business in more than one U.S. jurisdiction. The legislation would establish comprehensive federal regulatory oversight over such insurers, including licensing, solvency supervision, accounting and auditing practices, form and rate approval, and market conduct examination. The legislation also would establish a National Insurance Guaranty Fund, which may be empowered to collect pre-funded assessments that are different from, and potentially greater than, current state guaranty fund assessment levels. We cannot predict whether these or other proposals will be adopted, or what impact, if any, such proposals may have on our business, financial condition or results of operation.

         Legacy Financial is registered as a broker-dealer with, and is subject to regulation by, the SEC, NASD, Municipal Securities Rulemaking Board, and
various state agencies. This regulation covers matters such as capital requirements, recordkeeping and reporting requirements, and employee-related matters, including qualification and licensing of supervisory and sales personnel. Any proceeding alleging violation of, or noncompliance with, laws and regulations applicable to us or our subsidiaries could harm our business, financial condition, results of operations, and business prospects. In addition, changes in federal legislation, state legislation, court decisions and administrative policies could significantly and adversely affect the securities industry generally and our business in particular.

         Adverse changes in tax laws could diminish the marketability of most of our products, resulting in decreased revenue.

         Under the Internal Revenue Code of 1986, as amended, income tax payable by policyholders on investment earnings is deferred during the accumulation period of most of the annuity products that we market. This favorable income tax treatment results in our policyholders paying no income tax on their earnings in the annuity products until they take a cash distribution. We believe that the tax deferral features contained within the annuity products that we market give our products a competitive advantage over other non-insurance investment products where income taxes may be due on current earnings. If the tax code is revised to reduce the tax-deferred status of annuity products or to increase the tax-deferred status of competing products, our business could be adversely impacted because our competitive advantage could be weakened. In addition, some products that we sell receive favorable estate tax treatment under the tax code. If the tax code is revised to change existing estate tax laws, our business could be adversely affected. We cannot predict other future tax initiatives that the federal government may propose that may affect us.

         We operate in an industry in which there is significant risk of litigation. Substantial claims against us could diminish our financial condition or results of operation.

         As a professional services firm primarily engaged in marketing and administration of annuity products, we encounter litigation in the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with legal counsel, that the ultimate disposition of these claims will not have a material adverse effect on our financial condition, cash flows or results of operations. In addition, companies in the life insurance industry have been subject to substantial claims involving sales practices, agent misconduct, failure to properly supervise agents, and other matters in connection with sale of life insurance, annuities, and other investment products. Increasingly, these lawsuits have resulted in the award of substantial judgments, including material amounts of punitive damages that are disproportionate to the actual damages. In some states juries have substantial discretion in awarding punitive damages that creates the potential for material adverse judgments in litigation. If any similar lawsuit or other litigation is brought against us, such proceedings may materially harm our business, financial condition, or results of operations.

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

         Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The following table provides information about our fixed income investments, which are sensitive to changes in interest rates. Listed below are cash flows from principal amounts and related weighted average interest rates by expected maturity dates for fixed income investments held at December 31, 2003 and 2002. Actual cash flows could differ from expected amounts.

                                                                                                            Amortized    Estimated
December 31, 2003           2004         2005          2006          2007        2008       Thereafter        Cost       Fair Value
-----------------           ----         ----          ----          ----        ----       ----------        ----       ----------
Fixed maturities        $   515,000   $1,561,000    $1,736,000        $--         $--           $--         $3,812,000    $3,865,000
Average interest
Rate                           2.94%        3.50%         5.20%        --          --            --

                                                                                                            Amortized    Estimated
December 31, 2002           2004         2005          2006          2007        2008       Thereafter        Cost       Fair Value
-----------------           ----         ----          ----          ----        ----       ----------        ----       ----------
Fixed maturities         $4,588,000      $--           $--           $--         $--          $340,000     $4,928,000    $4,890,000
Average interest
Rate                           4.58%      --            --            --          --              7.03%

         During 2003 we invested in bond mutual funds which are sensitive to interest rates. The original cost and fair value at December 31, 2003 were $2,033,000 and $2,074,000.

         We invest in marketable securities which are predominately investment grade. As a result, we believe we have minimal exposure to credit risk.

         Equity price risk is the potential loss arising from changes in the value of equity securities. In general, equity securities have more year-to-year price variability than intermediate term high-grade bonds. However, returns over longer time frames have been consistently higher. Our equity securities consist primarily of investments in broadly diversified mutual funds. As a result of favorable market conditions related to our mutual fund investments, the fair value of our equity securities is above original cost at December 31, 2003. The original cost and fair values of our marketable equity securities are shown below:

                                               Original Cost          Fair Value
                                               -------------          ----------
December 31, 2003                               $5,633,000            $6,308,000
December 31, 2002                               $5,295,000            $4,261,000

         All of the above risks are monitored on an ongoing basis. A combination of in-house review and consultation with our investment broker is used to analyze individual securities, as well as the entire portfolio.

Item 8. Financial Statements and Supplementary Data

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Regan Holding Corp.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Regan Holding Corp. and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets during the year ended December 31, 2002.


PricewaterhouseCoopers LLP
San Francisco, California
March 30, 2004

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                                                                   December 31,
                                                                           -----------------------------
                                                                               2003             2002
                                                                           ------------     ------------
Assets
Cash and cash equivalents                                                  $  9,908,000     $  4,793,000
Trading investments                                                           6,308,000        4,261,000
Available-for-sale investments                                                5,939,000        4,890,000
Accounts receivable, net of allowance of $866,000 and $760,000 at
December 31, 2003 and 2002                                                    4,225,000        3,274,000
Prepaid expenses and deposits                                                   803,000        2,122,000
Deferred taxes                                                                1,356,000        1,030,000
                                                                           ------------     ------------
   Total current assets                                                      28,539,000       20,370,000
                                                                           ------------     ------------
Net fixed assets                                                             24,278,000       25,841,000
Deferred taxes                                                                1,170,000          685,000
Goodwill                                                                        679,000        1,170,000
Intangible assets, net                                                          196,000          332,000
Other assets                                                                  2,253,000        1,649,000
                                                                           ------------     ------------
   Total non current assets                                                  28,576,000       29,677,000
                                                                           ------------     ------------
   Total assets                                                            $ 57,115,000     $ 50,047,000
                                                                           ============     ============

Liabilities, redeemable common stock, and shareholders' equity
Liabilities
Accounts payable and accrued liabilities                                   $ 10,790,000     $  8,906,000
Income taxes payable                                                          1,990,000        2,327,000
Current portion of notes payable and other borrowings                           307,000          109,000
                                                                           ------------     ------------
   Total current liabilities                                                 13,087,000       11,342,000
                                                                           ------------     ------------
Deferred compensation payable                                                 6,257,000        4,241,000
Other liabilities                                                               196,000          190,000
Note Payable, less current portion                                            7,083,000        7,199,000
                                                                           ------------     ------------
   Total non current liabilities                                             13,536,000       11,630,000
                                                                           ------------     ------------
   Total liabilities                                                         26,623,000       22,972,000
                                                                           ------------     ------------

Redeemable common stock, Series A and B                                       8,964,000       10,115,000
                                                                           ------------     ------------

Shareholders' equity Preferred stock, no par value:
Authorized: 100,000,000 shares; no shares issued or outstanding                      --               --
Series A common stock, no par value:
Authorized: 45,000,000 shares; issued and outstanding: 20,252,000 and
20,495,000 at December 31, 2003 and 2002                                      3,158,000        3,324,000
Common stock committed                                                           25,000           25,000
Paid-in capital                                                               6,510,000        6,499,000
Retained earnings                                                            11,779,000        7,135,000
Accumulated other comprehensive income (loss)                                    56,000          (23,000)
                                                                           ------------     ------------
   Total shareholders' equity                                                21,528,000       16,960,000
                                                                           ------------     ------------
   Total liabilities, redeemable common stock and shareholders' equity     $ 57,115,000     $ 50,047,000
                                                                           ============     ============

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Operations

                                                                 For the Year Ended December 31,
                                                        ------------------------------------------------
                                                            2003              2002             2001
                                                        ------------      ------------      ------------
Revenue
Marketing allowances and commission overrides           $ 48,396,000      $ 32,323,000      $ 38,123,000
Trailing commissions                                       5,130,000         4,899,000         4,708,000
Administrative fees                                       13,875,000        12,007,000        11,700,000
Other revenue                                              3,516,000           820,000           678,000
                                                        ------------      ------------      ------------
   Total revenue                                          70,917,000        50,049,000        55,209,000
                                                        ------------      ------------      ------------

Expenses
Selling, general and administrative                       53,583,000        43,521,000        47,575,000
Depreciation and amortization                              4,077,000         4,339,000         4,578,000
Goodwill impairment losses                                   491,000                --                --
Other                                                      4,729,000         2,859,000         3,459,000
                                                        ------------      ------------      ------------
   Total expenses                                         62,880,000        50,719,000        55,612,000
                                                        ------------      ------------      ------------

Operating income (loss)                                    8,037,000          (670,000)         (403,000)

Other income (loss)
Investment income (loss), net                                416,000           652,000          (125,000)
Interest expense                                             (33,000)          (76,000)          (40,000)
                                                        ------------      ------------      ------------
   Total other income (loss)                                 383,000           576,000          (165,000)
                                                        ------------      ------------      ------------

Income (loss)  before income taxes                         8,420,000           (94,000)         (568,000)
Income tax provision (benefit)                             3,391,000           (34,000)         (220,000)
                                                        ------------      ------------      ------------

Net income (loss) before accretion of redeemable
common stock                                               5,029,000           (60,000)         (348,000)
Accretion of redeemable common stock                         (34,000)          (26,000)         (397,000)
                                                        ------------      ------------      ------------
Net income (loss) available for common shareholders     $  4,995,000      $    (86,000)     $   (745,000)
                                                        ============      ============      ============

Basic earnings (loss) per share:
Earnings (loss) available for common shareholders       $       0.20      $         --      $      (0.03)

Weighted average shares outstanding                       24,431,000        25,093,000        25,861,000

Diluted earnings (loss) per share:
Earnings (loss) available for common shareholders       $       0.18      $         --      $      (0.03)

Weighted average shares outstanding                       27,330,000        25,093,000        25,861,000

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                 Consolidated Statement of Shareholders' Equity


                                     Series A Common Stock
                            ----------------------------------------                                  Accumulated
                                                                                                         Other
                                                          Common Stock     Paid-in        Retained   Comprehensive
                               Shares        Amount        Committed       Capital        Earnings   Income (Loss)      Total
                            -----------    -----------    -----------    -----------    -----------  -------------   -----------
Balance December 31, 2000    20,870,000    $ 3,596,000        100,000    $ 6,318,000    $ 8,244,000   $  (511,000)   $17,747,000
Comprehensive income,
net of tax:
Net loss                                                                                   (348,000)                    (348,000)
Net unrealized gains
on investments                                                                                          1,036,000      1,036,000
Less:
Reclassification
adjustment for
losses included in
net loss                                                                                                 (469,000)      (469,000)
                                                                                                                     -----------
Total comprehensive
income                                                                                                                   219,000
Retirement upon
voluntary
repurchases of
common stock                   (149,000)      (150,000)                                     (94,000)                    (244,000)
Retirement upon
mandatory redemption                                                          10,000                                      10,000
Accretion to
redemption value                                                                           (397,000)                    (397,000)
Issuance of common
stock committed                  33,000        150,000       (150,000)                                                        --
Common stock
committed                        15,000                        75,000                                                     75,000
Producer stock option
expense                                                                       96,000                                      96,000
                            -----------    -----------    -----------    -----------    -----------   -----------    -----------
Balance December 31, 2001    20,769,000      3,596,000         25,000      6,424,000      7,405,000        56,000     17,506,000
Comprehensive
loss, net of tax:
Net loss                                                                                    (60,000)                     (60,000)
Net unrealized losses
on investments                                                                                           (211,000)      (211,000)
Less:
Reclassification
adjustment for
gains included in
net loss                                                                                                  132,000        132,000
                                                                                                                     -----------
Total
comprehensive loss                                                                                                      (139,000)
Retirement upon
voluntary
repurchases of
common stock                   (274,000)      (272,000)                                    (184,000)                    (456,000)
Retirement upon
mandatory redemption                                                          71,000                                      71,000
Accretion to
redemption value                                                                            (26,000)                     (26,000)
Producer stock option
expense                                                                        4,000                                       4,000
                            -----------    -----------    -----------    -----------    -----------   -----------    -----------
Balance December 31, 2002    20,495,000      3,324,000         25,000      6,499,000      7,135,000       (23,000)    16,960,000
Comprehensive
Income, net of tax:
Net income                                                                                5,029,000                    5,029,000
Net unrealized gains
on investments                                                                                             86,000         86,000

Less:
Reclassification
adjustment for losses
included in net
income                                                                                                     (7,000)        (7,000)
                                                                                                                     -----------
Total comprehensive
income                                                                                                                 5,108,000
Retirement upon
voluntary
repurchases of
common stock                   (398,000)      (363,000)                                    (351,000)                    (714,000)
Retirement upon
mandatory redemption                                                           1,000                                       1,000
Accretion to
redemption value                                                                            (34,000)                     (34,000)
Producer stock option
expense                                                                       10,000                                      10,000
Exercise of stock options       155,000        197,000                                                                   197,000
                            -----------    -----------    -----------    -----------    -----------   -----------    -----------
Balance December 31, 2003    20,252,000    $ 3,158,000    $    25,000    $ 6,510,000    $11,779,000   $    56,000    $21,528,000
                            ===========    ===========    ===========    ===========    ===========   ===========    ===========

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                                                                              For the Year Ended December 31,
                                                                     --------------------------------------------------
                                                                        2003                2002               2001
                                                                     ------------       ------------       ------------
Cash flows from operating activities:
Net income (loss)                                                    $  5,029,000       $    (60,000)      $   (348,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization                                           4,077,000          4,339,000          4,578,000
Losses on write-off of fixed assets                                     1,772,000            255,000            381,000
Impairment of goodwill and intangible assets                              538,000                 --                 --
Provision for bad debts                                                   399,000            393,000            342,000
Losses on equity investee                                                      --                 --            896,000
Common stock awarded to non-employees                                          --                 --             75,000
Producer stock option expense                                              10,000              4,000             96,000
Investment impairment loss                                                     --                 --            642,000
Amortization of premium or discount of investments                         84,000             76,000             47,000
Realized (gains) losses on sales of investments, net                       12,000           (219,000)           138,000
Unrealized (gains) losses on trading securities, net                   (1,709,000)         1,034,000                 --
Changes in operating assets and liabilities:
Purchases of trading securities, net                                     (333,000)        (5,276,000)                --
Accounts receivable                                                    (1,350,000)          (934,000)        (1,003,000)
Prepaid expenses and deposits                                           1,319,000         (1,065,000)           236,000
Income taxes receivable and payable                                      (337,000)         2,403,000          3,585,000
Deferred tax assets                                                      (863,000)          (134,000)          (133,000)
Accounts payable and accrued liabilities                                1,884,000            604,000             15,000
Deferred compensation payable                                           2,016,000           (115,000)         1,359,000
Other operating assets and liabilities                                   (598,000)          (895,000)            14,000
                                                                     ------------       ------------       ------------
Net cash provided by operating activities                              11,950,000            410,000         10,920,000
                                                                     ------------       ------------       ------------

Cash flows from investing activities:
Purchases of available-for-sale securities                             (5,902,000)          (959,000)       (10,150,000)
Proceeds from sales and maturities of available-for-sale
securities                                                              4,884,000          8,633,000          8,049,000
Proceeds from note receivable                                                  --                 --          5,750,000
Purchases of fixed assets                                              (4,197,000)        (5,580,000)       (16,458,000)
Acquisition of prospectdigital assets                                          --           (225,000)                --
Equity in and advances to investee                                             --                 --           (358,000)
                                                                     ------------       ------------       ------------
Net cash provided by (used in) investing activities                    (5,215,000)         1,869,000        (13,167,000)
                                                                     ------------       ------------       ------------

Cash flows from financing activities:
Proceeds from loans payable                                               191,000          5,321,000          5,250,000
Payments toward loans payable                                                  --        (10,071,000)        (2,765,000)
Proceeds from note payable                                                     --          7,350,000                 --
Payments toward note payable                                             (109,000)           (42,000)                --
Repurchases of redeemable common stock                                 (1,185,000)          (964,000)          (500,000)
Voluntary repurchases of common stock                                    (517,000)          (456,000)          (244,000)
                                                                     ------------       ------------       ------------
Net cash provided by (used in) in financing activities                 (1,620,000)         1,138,000          1,741,000
                                                                     ------------       ------------       ------------
Net increase (decrease) in cash and cash equivalents                    5,115,000          3,417,000           (506,000)
Cash and cash equivalents, beginning of period                          4,793,000          1,376,000          1,882,000
                                                                     ------------       ------------       ------------
Cash and cash equivalents, end of period                             $  9,908,000       $  4,793,000       $  1,376,000
                                                                     ============       ============       ============

Supplemental cash flow information:
Taxes Paid                                                           $  5,110,000       $      7,000       $     14,000
Interest Paid                                                        $    517,000       $    411,000       $    180,000

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

         As of December 31, 2003, Legacy Marketing had marketing agreements with Transamerica Life Insurance and Annuity Company ("Transamerica"), American National Insurance Company ("American National"), John Hancock Variable Life Insurance Company ("John Hancock"), and Investors Insurance Corporation (collectively, the "carriers"). During 2002, Legacy Marketing terminated its marketing agreement with IL Annuity and Insurance Company ("IL Annuity"). The marketing agreements grant Legacy Marketing the exclusive right to market certain fixed annuity and life insurance products issued by the carriers (the "policies"). In addition, Legacy Marketing is responsible for appointing independent insurance producers who contract with Legacy Marketing to sell policies. For providing these services, the carriers pay Legacy Marketing commissions and marketing allowances.

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

      c. Revenue Recognition

         When a policyholder remits a premium payment with an accurate and completed application for an insurance policy, the policy is placed inforce and Legacy Marketing recognizes marketing allowances and commission income. Legacy Marketing's carriers grant policyholders a contractual right to terminate the insurance contract ten to thirty days after a policy is placed inforce. This return period varies depending on the carrier, the type of policy and the jurisdiction in which the policy is sold. Legacy Marketing gathers historical product return data that does not vary significantly from quarter to quarter, and has historically been predictive of future events. Returns are estimated using this data and have been reflected in the Consolidated Financial Statements. Legacy Marketing recognizes administrative fees on a per transaction basis as services are performed, with the amount of the fee depending on the type of policy and type of service.

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

      f. Fixed Assets

         Fixed assets are stated at cost, including capitalized interest during construction of $24,000 during 2003, less accumulated depreciation and amortization. The Company capitalizes consulting fees, and salaries and benefits for employees who are directly associated with the development of software for internal use when both of the following occur:

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

      g. Goodwill and Other Intangible Assets

         Goodwill and Other Intangible assets were acquired in the Company's purchase of Values Financial Network, Inc. in 2000 and prospectdigital, LLC in 2002. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 10 years, which is its estimated useful life. Pursuant to Statement of Financial Accounting

Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," the Company ceased amortizing goodwill beginning January 1, 2002 (see Note 4). As required by SFAS 142, the Company performs an annual goodwill impairment test. The impairment test of SFAS 142 requires the Company to measure fair value of the reporting unit. The Company established fair value by preparing a forecast of the discounted value of future cash flows expected to be derived from VFN. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.

      h. Impairment of Long-Lived Assets

In accordance with Statement of Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Measurement of the impairment of long-lived assets is based upon management's estimate of undiscounted future cash flows. We periodically review capitalized internal use software to determine if the carrying value is fully recoverable. If there are future cash flows directly related to the software or the business unit of which it is a part, as applicable, we record an impairment loss when the present value of the future cash flows is less than the carrying value. If software, or components of software, in development are abandoned, the Company takes a charge to write off the capitalized amount in the period the decision is made to abandon it.

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

         The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                     2003           2002           2001
                                                -------------    ---------    -------------
Net income (loss) available for common
  shareholders, as reported:                   $    4,995,000    $ (86,000)   $    (745,000)
  Deduct:  Total stock-based employee
   compensation expense
   determined under fair value method for all
  awards, net of related tax effects                 (424,000)    (478,000)        (411,000)
                                                -------------    ---------    -------------
 Pro forma net income (loss) available for
   common shareholders                         $    4,571,000    $(564,000)   $  (1,156,000)
Earnings (loss) per share:
Basic - as reported                            $         0.20    $      --    $       (0.03)
Basic - pro forma                              $         0.19    $   (0.02)   $       (0.04)

Diluted - as reported                          $         0.18    $      --    $       (0.03)
Diluted - pro forma                            $         0.17    $   (0.02)   $       (0.04)

The fair value of the employee option grants for pro forma disclosure purposes was estimated using the minimum value method, with the following assumptions:

                                       2003             2002            2001
                                   ------------     ------------    ------------
       Risk-free interest rates    1.45%-3.20%      4.08%-4.52%     4.50%-4.88%
       Expected life               3-5 years        3-5 years       3-5 years
       Dividend yield              None             None            None

l. Recent Accounting Pronouncements

         In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. The provisions of SFAS 150 require that some of these instruments now be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for existing financial instruments beginning on July 1, 2003. The implementation of SFAS 150 had no material effect on the Company's consolidated results of operations or financial position.

         In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21 ("EITF -00-21). "Accounting for Revenue Arrangements with Multiple Deliverables". EITF 00-21 provides guidance on when and how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The Company adopted EITF 00-21 on July 1, 2003. The adoption of EITF 00-21 did not have a material effect on the Company's consolidated financial position and results of operations.

2. Investments


The cost and fair value of investment securities, at December 31, 2003 and 2002 are as follows:


                                                   Cost          Unrealized      Unrealized        Fair
                                                   Basis           Gains          Losses           Value
                                                   -----           -----          ------           -----

December 31 , 2003
Available for sale investments
Corporate bonds, maturing in 1 to 5 years        $  3,812,000  $       52,000        $  --       $ 3,864,000
Bond Funds                                          2,033,000          42,000           --         2,075,000
                                                 -----------------------------------------------------------
Total available for sale investments             $  5,845,000  $       94,000        $  --       $ 5,939,000
                                                 ===========================================================


                                                    Cost         Unrealized     Unrealized         Fair
                                                    Basis          Gains          Losses           Value
                                                   -----           -----          ------           -----
December 31, 2002
Available for sale investments
Corporate bonds, maturing in:
 1  to 5 years                                   $  4,588,000  $      4,000     $         --     $ 4,592,000
 5 to 10 years                                             --            --               --              --
 Longer than 10 years                                 340,000            --          (42,000)        298,000
                                                 -----------------------------------------------------------
Total available for sale investments             $  4,928,000  $      4,000     $    (42,000)    $ 4,890,000
                                                 ===========================================================


                                         2003            2002            2001
                                      ---------       ---------       ---------
Gross realized gains                  $   6,000       $ 281,000       $  92,000
Gross realized losses                 $ (18,000)      $ (62,000)      $(230,000)

3. Fixed Assets

                                                           December 31,
                                                  -----------------------------
                                                      2003             2002
                                                  ------------     ------------
Computer hardware and purchased
   software                                       $  8,075,000     $  7,796,000
Internal use software development costs             15,742,000       16,345,000
Leasehold improvements                               1,361,000        1,324,000
Furniture and equipment                              3,108,000        3,169,000
Building                                             9,446,000        7,798,000
Land                                                 2,718,000        2,703,000
                                                  ------------     ------------
                                                    40,450,000       39,135,000
Accumulated depreciation and amortization          (16,172,000)     (13,294,000)
                                                  ------------     ------------
Total                                             $ 24,278,000     $ 25,841,000
                                                  ============     ============

         When the Company purchased Value Financial Network, Inc. ("VFN") in 2000, among the assets acquired were long lived assets comprised of a website, which incorporates sales lead management, investment screening and asset allocation functionalities, and copyrights related to two books. These assets were recorded at fair value, as determined by an independent appraisal. In connection with the updated measurement of the fair value of the VFN asset group as discussed in Note 4 below, the Company recorded a long-lived asset impairment loss of $394,000 during 2003, included in Other expenses.

         During 2003, we completed our evaluation of an internal use software project that we initially licensed in 1998 with the intent to modify and customize the licensed software prior to deployment. We began this project intending to replace our administration system after the vendor of our existing administration system required us to migrate from the existing system to an alternative platform. In late 2002, we learned from our vendor that we might be able to retain our existing system. Modification and customization of the licensed software was suspended in December of 2002. A financial analysis completed in the first quarter of 2003 indicated that remaining on the existing system may provide greater benefit than converting to a new system. In the third quarter of 2003, our vendor concluded that we could continue to use our existing system for an extended period. We have completed a rigorous evaluation of our Company-wide technological needs, which included an assessment of the viability of the existing system. As a result of this assessment we concluded that we would use both systems and in the fourth quarter of 2003 we recorded a write-off of $1.1 million associated with the abandoned components of the software costs. Our assessment supports the remaining $3.3 million balance.

4. Goodwill and Other Intangible Assets

         When the Company purchased the assets of VFN in 2000, part of the purchase price was for goodwill. Before January 1, 2002, the Company amortized the goodwill on a straight-line basis over 10 years, which was its estimated useful life. Pursuant to Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," the Company ceased amortizing goodwill on January 1, 2002. As required by SFAS 142, the Company performs an annual goodwill impairment test. The impairment test of SFAS 142 requires the Company to measure fair value of the reporting unit. The Company established fair value by preparing a forecast of the discounted value of future cash flows expected to be derived from VFN.

      During 2002, the Company revised the business model for VFN to focus on corporate and individual producer sales and its projections supported the balance of goodwill. During 2003 the Company further refined its business model for VFN, including identifying a new market and committing additional resources to develop the business. During 2003 the Company updated its annual measurement of fair value of VFN due to the failure of VFN to produce revenues as projected. The fair value measurement based on a revised cash flow forecast was predicated on VFN realizing a lower level of sales. This forecast of cash flows did not support the balance of goodwill, and the Company recorded a goodwill impairment loss of $491,000 during 2003.

         The following table provides comparative net loss and loss per share had the non-amortization provision of SFAS 142 been adopted for all periods presented:

                                                          For the Year Ended December 31,
                                                       --------------------------------------
                                                          2003          2002          2001
                                                       ----------     --------      ---------
Net income (loss)                                      $5,029,000     $(60,000)     $(348,000)
Adjustments:
  Goodwill amortization, net of tax benefit of
$-, $- and $52,000 for  years ended December
31, 2003, 2002 and 2001                                        --           --         78,000
                                                       ----------     --------      ---------
Adjusted net income (loss)                             $5,029,000     $(60,000)     $(270,000)
                                                       ==========     ========      =========

Reported basic income (loss) per share                 $     0.20     $     --      $   (0.03)
Adjusted basic income (loss) per share                 $     0.20     $     --      $   (0.03)
Reported basic and diluted income (loss) per share     $     0.18     $     --      $   (0.03)
Adjusted basic and diluted income (loss) per share     $     0.18     $     --      $   (0.03)

         The carrying amount of goodwill was $679,000 and $1.2 million as of December 31, 2003 and December 31, 2002.

         Acquired intangible assets, all subject to amortization:

                                                  December 31,
                                ------------------------------------------------
                                         2003                     2002
                                ----------------------    ----------------------
                                Gross                      Gross
                               Carrying   Accumulated     Carrying  Accumulated
                                Amount    Amortization    Amount    Amortization
                                ------    ------------    ------    ------------
Copyrights                    $ 203,000    $(145,000)    $ 250,000    $(100,000)
Software license              $ 223,000    $ (85,000)    $ 223,000    $ (41,000)
                              ---------    ---------     ---------    ---------
   Total                      $ 426,000    $(230,000)    $ 473,000    $(141,000)
                              =========    =========     =========    =========


         The aggregate amortization expense for the years ended December 31, 2003, 2002 and 2001 was $89,000, $91,000 and $102,000. The estimated amortization expense for each of the next two years ended December 31, 2005 is $74,000, and the estimated amortization expense for the years ended December 31, 2006 and 2007 are $45,000 and $3,000.

5. Accounts Payable and Accrued Liabilities

                                                            December 31,
                                                   -----------------------------
                                                       2003              2002
                                                   -----------       -----------
Accrued compensation                               $ 3,351,000       $ 2,346,000
Accrued sales bonus                                  2,022,000                --
Accrued sales convention costs                       1,381,000         1,664,000
Commissions payable                                    832,000         1,204,000
Payable to insurance carrier                           345,000         1,097,000
Accounts payable                                       548,000           728,000
Accrued production premium
deficiency                                             206,000           637,000
Miscellaneous accrued expenses                       2,105,000         1,230,000
                                                   -----------       -----------

Total                                              $10,790,000       $ 8,906,000
                                                   ===========       ===========

6. Loan Payable and Note Payable

         During 2001, the Company purchased the office building which houses its headquarters for $10.6 million. In conjunction with the acquisition, the Company entered into a bridge loan agreement for $4.8 million. In July 2002, the Company replaced the bridge loan with permanent financing in the amount of $7.4 million. This note is payable over ten years in monthly installments of principal and interest based on a 25-year term. At the end of ten years, the Company must pay the balance of principal due on the note. For the first five years, the interest rate is 6.95%. Thereafter, the interest rate is equal to LIBOR plus 2.55%, adjusted semi-annually, subject to a maximum semi-annual 1.00% increase/decrease in the interest rate. The maximum interest rate is 10.50%. As of December 31, 2003, the Company made payments of $151,000 toward the principal balance of the note. The required principal payments over the next five years are: $116,000, $125,000, $135,000, $144,000, and $154,000.

         During 2003, we began construction of a new building in Rome, Georgia and established a $2.7 million loan facility to be drawn against to finance construction costs. The interest rate is equal to LIBOR plus 2.10%. The interest rate as of December 31, 2003 was 3.24%. The loan matures on October 27, 2004. As of December 31, 2003, $2.5 million was available under the construction loan.

7. Deferred Compensation Payable

         The Company sponsors a qualified defined contribution 401(k) plan, which is available to all employees. The 401(k) plan allows employees to defer, on a pre-tax basis, up to 15% of their annual compensation as contributions to the 401(k) plan, subject to a maximum of $12,000. The Company matches 50% of each employee's contributions, up to 6% of their annual compensation, subject to a maximum of $6,000. The Company's matching contributions were $405,000, $434,000, and $439,000 for the years ended December 31, 2003, 2002, and 2001.

         The Company also sponsors a non-qualified tax deferred compensation plan, which is available to certain employees who, because of Internal Revenue Code limitations, are prohibited from contributing the maximum percentage of salary to the 401(k) Plan. Under this deferred compensation plan, certain employees may defer, on a pre-tax basis, a percentage of annual compensation, including bonuses. The Company matches 50% of each employee's contributions, up to a maximum of 6% of annual compensation, less amounts already matched under the 401(k) plan. The Company made matching contributions of $32,000, $59,000, and $55,000 during the years ended December 31, 2003, 2002, and 2001. As of December 31, 2003 and 2002, employee contributions and Company matching contributions, net of accumulated investment losses, totaled $610,000 and $650,000.

         The Company also sponsors a non-qualified tax deferred compensation plan under which producers who earn a minimum of $100,000 may defer, on a pre-tax basis, up to 50% of annual commissions. In addition, the Company will match producer contributions for those producers who earn over $250,000 in annual commissions at rates ranging from 1% to 5% of amounts deferred, depending on the level of annual commissions earned. During the years ended December 31, 2003, 2002, and 2001, matching contributions related to the producer commission deferral plan were $16,000, $19,000, and $36,000. As of December 31, 2003 and 2002, producer contributions and Company matching contributions, net of accumulated investment losses, totaled $5.7 million and $3.6 million. The liability to the employee or Producer is credited or charged based on the performance of the investment option selected by the participant.

8. Performance Bonus

         During 2003, Legacy Marketing Group earned a performance bonus from sales of fixed annuity and life products under the terms of one of its insurance carrier partner contracts. Amounts were earned when fixed and determinable and all revenue recognition criteria had been met. The Company recorded revenue of $2.0 million during 2003. These amounts are included in Other revenue. The carrier paid Legacy Marketing Group in full during 2003 and both parties agreed to terminate the bonus program effective July 1, 2003.

9. Sales Incentive Program

         During 2003, Legacy Marketing Group initiated a sales incentive program for its top independent insurance producers ("Wholesalers"). This program offers bonuses to Wholesalers based primarily on their achievement of predetermined annual sales targets. Bonuses will be paid to qualifying Wholesalers during the first quarter of 2004. The Company recorded expense of $2.0 million during the year ended December 31, 2003 related to the sales incentive program. These amounts are included in selling, general and administrative expenses.

10. Commitments and Contingencies

         The Company leases office and warehouse premises and certain office equipment under non-cancelable operating leases. Related rent expense of $531,000, $585,000, and $1.6 million is included in occupancy costs for the years ended December 31, 2003, 2002, and 2001. Total rentals for leases of equipment included in equipment expense were $1.0 million, $1.1 million, and $922,000 for the years ended December 31, 2003, 2002, and 2001.

         The Company's future minimum annual lease commitments under all operating leases as of December 31, 2003 are as follows:

                   Year Ended December 31,
                             2004                             $    610,000
                             2005                                  465,000
                             2006                                  323,000
                             2007                                  219,000
                             2008                                   18,000
                             Thereafter                              3,000
                                                              ------------
                             Total minimum lease payments     $  1,638,000
                                                              ============

         During 2003, the Company amended its  Shareholder  Agreement with Lynda
L. Regan, Chief Executive Officer of the Company and Chairman of the Company's Board of Directors. Under the terms of the amended agreement, upon the death of Ms. Regan, the Company would have the option (but not the obligation) to purchase from Ms. Regan's estate all shares of common stock that were owned by Ms. Regan at the time of her death, or were transferred by her to one or more trusts prior to her death. In addition, upon the death of Ms. Regan, her heirs would have the option (but not the obligation) to sell their inherited shares to the Company. The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares. As of December 31, 2003, the Company believes that 125% of the fair market value of the shares owned by Ms. Regan was equal to $28.3 million. The Company has purchased two life insurance policies with a combined face amount of $29 million for the purpose of funding this potential obligation upon Ms. Regan's death.

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

         As part of the Company's agreements with certain of its insurance producers, the Company may, under certain circumstances, be obligated to offer to purchase the business of the producers. At December 31, 2003, there were no outstanding commitments by the Company relating to such obligations.

11. Redeemable Common Stock

         Between 1990 and 1992, the Company issued Series A and Series B redeemable common stock to certain shareholders. The Company is obligated to repurchase the redeemable common stock at the current fair market value. Because there is no active trading market for the Company's stock that would establish market value, the Company's Board of Directors approved a redemption value for Series A redeemable common stock of $2.21 per share and $2.20 per share, and a redemption value for Series B redeemable common stock of $1.82 and $1.82 per share, as of December 31, 2003 and 2002, based on an independent appraisal of the stock value obtained by management. The appraisal also determined that non-redeemable stock had a value of $1.69 per share at December 31, 2003.

                                                 Series A                      Series B                         Total
                                            Redeemable Common              Redeemable Common              Redeemable Common
                                                  Stock                          Stock                          Stock
                                       ----------------------------   ----------------------------   ---------------------------
                                                         Carrying                       Carrying                      Carrying
                                          Shares          Amount         Shares          Amount         Shares         Amount
                                       ------------    ------------   ------------    ------------   ------------   ------------
Balance January 1, 2001                   4,511,000    $  9,479,000        584,000    $  1,758,000      5,095,000   $ 11,237,000
Redemptions and retirement of common
stock                                      (232,000)       (500,000)        (3,000)        (10,000)      (235,000)      (510,000)
Accretion to redemption value                    --         397,000             --              --             --        397,000
                                       ------------    ------------   ------------    ------------   ------------   ------------
Balance December 31, 2001                 4,279,000       9,376,000        581,000       1,748,000      4,860,000     11,124,000
Redemptions and retirement of common
stock                                      (457,000)       (996,000)       (21,000)        (39,000)      (478,000)    (1,035,000)
Accretion to redemption value                    --          26,000             --              --             --         26,000
                                       ------------    ------------   ------------    ------------   ------------   ------------
Balance December 31, 2002                 3,822,000       8,406,000        560,000       1,709,000      4,382,000     10,115,000
Redemptions and retirement of common
stock                                      (533,000)     (1,173,000)        (7,000)        (12,000)      (540,000)    (1,186,000)
Accretion to redemption value                    --          34,000             --              --             --         35,000
                                       ------------    ------------   ------------    ------------   ------------   ------------
Balance December 31, 2003                 3,289,000    $  7,267,000        553,000    $  1,697,000      3,842,000   $  8,964,000
                                       ============    ============   ============    ============   ============   ============

         The Company recorded redeemable common stock accretion of $70,000 and $26,000 and related to Series A redeemable common stock for the years ended December 31, 2003 and 2002. The carrying value of Series B redeemable common stock is greater than the redemption value, and has not been accreted.

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

         Producer Option Plan -- Under the Regan Holding Corp. Producer Stock Option and Award plan (the "Producer Option Plan"), the Company may grant to Legacy Marketing producers and Legacy Financial registered representatives shares of the Company's common stock and non-qualified stock options (the "Producer Options") to purchase the Company's common stock. A total of 12.5 million shares have been reserved for grant under the Producer Option Plan. Total stock options granted to Producers for 2003, 2002, and 2001 were 15,000, 10,000, and 265,000. Total expenses recorded for Producer stock option grants were $10,000, $4,000, and $96,000 during 2003, 2002 and 2001. The Producer stock options granted for each of the three years ended December 31, 2003 vested immediately upon the grant date. The fair value of the Producer options were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                     2003           2002            2001
                                     ----           ----            ----
Risk-free interest rates             3.19%          4.78%      5.13%-6.80%
Volatility                             27%            27%          27%-31%
Dividend yield                        None           None             None
Expected life                      6 years        6 years       6-10 years

         The following table summarizes information with respect to shares of Series A common stock awarded to non-employees:

                                                         2001
                                                         ----
Share grants                                             48,000
Fair value per share                                 $1.53-$1.65
Expense recorded                                     $    75,000

         There were no shares of Series A common stock awarded to non-employees during 2003 and 2002. The share grant for 2001 listed above includes 15,000 shares of Series A common stock that the Company was obligated to award to a service provider, but had not been issued as of December 31, 2003.

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

         Stock option activity under both plans was as follows:

                                                                      Total
                                                                Weighted average
                                                   Shares        Exercise Price
                                                   ------        --------------
Outstanding at December 31, 2000                 13,376,000         $ 1.28
Granted                                           2,976,000         $ 1.62
Exercised                                                --         $   --
Forfeited                                          (788,000)        $ 1.25

Outstanding at December 31, 2001                 15,564,000         $ 1.35
Granted                                           1,153,000         $ 1.68
Exercised                                                --         $   --
Forfeited                                          (768,000)        $ 1.22

Outstanding at December 31, 2002                 15,949,000         $ 1.38
Granted                                             788,000         $ 1.69
Exercised                                          (155,000)        $ 1.27
Forfeited                                          (797,000)        $ 1.38

Outstanding at December 31, 2003                 15,785,000         $ 1.39

Exercisable at December 31, 2001                 11,512,000         $ 1.31
Exercisable at December 31, 2002                 12,407,000         $ 1.32
Exercisable at December 31, 2003                 13,106,000         $ 1.35

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 2003 under both plans:

                                                                Options Outstanding                  Options Exercisable
                                                          -------------------------------         ------------------------
                                                              Weighted           Weighted                         Weighted
                                                               Average           Average                          Average
                                                              Remaining          Exercise                         Exercise
                Range of exercise prices      Shares      Contractual Life        Price           Shares           Price
                ------------------------      ------      ----------------        -----           ------           -----
                     $ 0.73-$0.84             1,449,000         1.6                $ 0.73        1,449,000          $ 0.73
                     $      1.03                120,000         1.1                $ 1.03          120,000          $ 1.03
                     $ 1.27-$1.40             5,601,000         1.5                $ 1.27        5,556,000          $ 1.27
                     $      1.53              4,119,000         3.7                $ 1.53        3,507,000          $ 1.53
                     $      1.61              1,987,000         3.8                $ 1.61        1,798,000          $ 1.61
                     $ 1.65-$1.68             1,810,000         7.3                $ 1.67          661,000          $ 1.66
                     $ 1.69-$1.70               699,000         9.2                $ 1.69           15,000          $ 1.69

13. Income Taxes

         Deferred tax assets and liabilities are recognized as temporary differences between amounts reported in the financial statements and the future tax consequences attributable to those differences that are expected to be recovered or settled.

         The provisions for (benefit from) federal and state income taxes consist of amounts currently (receivable) payable and amounts deferred which, for the periods indicated, are shown below:

                                           For the Year Ended December 31,
                                      -----------------------------------------
                                         2003            2002           2001
                                      -----------    -----------    -----------
Current income taxes:
Federal                               $ 3,311,000    $    76,000    $   (92,000)
State                                     944,000         24,000          5,000
                                      -----------    -----------    -----------
Total current                           4,255,000        100,000        (87,000)
                                      -----------    -----------    -----------
Deferred income taxes:
Federal                                  (696,000)      (170,000)      (117,000)
State                                    (168,000)        36,000        (16,000)
                                      -----------    -----------    -----------
Total deferred                           (864,000)      (134,000)      (133,000)
                                      -----------    -----------    -----------
Income tax (benefit) expense          $ 3,391,000    $   (34,000)   $  (220,000)
                                      ===========    ===========    ===========

         The  Company's  deferred  tax  assets  (liabilities)   consist  of  the
following:

                                                             December 31,
                                                     --------------------------
                                                         2003          2002
                                                     -----------    -----------
Producer stock option and stock awards               $ 2,186,000    $ 2,182,000
Producer deferred compensation                         2,492,000      1,696,000
Accrued sales convention costs                           543,000        663,000
State net operating loss carryforward, less
valuation allowance of $385,000 and $362,000,
net of federal taxes                                     250,000        248,000
Alternative minimum tax credit carryforward              263,000        304,000
Capital loss                                             357,000        353,000
Unrealized losses                                             --        427,000
Other                                                  1,090,000        817,000
                                                     -----------    -----------
Subtotal deferred tax assets                           7,181,000      6,690,000
                                                     -----------    -----------
Fixed asset depreciation                              (2,985,000)    (3,611,000)
Deferred gain on building sale                        (1,364,000)    (1,364,000)
Unrealized gains                                        (306,000)            --
                                                     -----------    -----------
Subtotal deferred tax liabilities                     (4,655,000)    (4,975,000)
                                                     -----------    -----------
Deferred tax assets, net                             $ 2,526,000    $ 1,715,000
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

         The benefits from income taxes differ from the benefits computed by applying the statutory federal income tax rate (34%) to income before taxes, as follows:

                                                      For the Year Ended December 31,
                                                   -------------------------------------
                                                      2003         2002          2001
                                                   ----------   ----------    ----------
Federal income tax expense (benefit) at
statutory rate (34%)                               $2,863,000   $  (32,000)   $ (193,000)
Increases (reductions) in income taxes resulting
from:
State franchise taxes, net of federal income
tax benefit                                           526,000       40,000        (7,000)
Other                                                   2,000      (42,000)      (20,000)
                                                   ----------   ----------    ----------
Income tax provision (benefit)                     $3,391,000   $  (34,000)   $ (220,000)
                                                   ==========   ==========    ==========

         As of December 31, 2003, the Company has state net operating loss carryforwards of $8.6 million that are expected to be utilized in the future. $4.9 million of these state net operating losses begin to expire on December 31, 2012. The Company also has, for state income tax purposes, $263,000 in alternative minimum tax credits which can be used to reduce income taxes in subsequent years to the extent regular tax exceeds tentative minimum tax. The credits have no expiration date.

14. Earnings (loss) per Share

         The basic and diluted loss per share calculations are based on the weighted average number of common shares outstanding including shares of redeemable common stock.

                                                                                Loss              Shares         Per-share
                                                                            (Numerator)       (Denominator)        Amount
                                                                            -----------       -------------        ------
                  For the year ended December 31, 2003
                  Net income                                               $   5,029,000
                  Accretion of redeemable common stock                           (34,000)
                                                                           -------------
                  Income available to common stockholders                      4,995,000         24,431,000       $   0.20
                                                                                                                  ========
                  Effect of dilutive securities - employee and
                      Producer stock options                                                      2,899,000
                                                                          --------------      -------------
                  Diluted earnings per share                               $   4,995,000         27,330,000       $   0.18
                                                                           =============      =============       ========
                  For the year ended December 31, 2002
                  Net loss                                                 $     (60,000)
                  Accretion of redeemable common stock                           (26,000)
                                                                           -------------
                  Basic and diluted loss available to
                  common shareholders                                      $     (86,000)        25,093,000       $     --
                                                                           =============      =============       ========

                  For the year ended December 31, 2001
                  Net loss                                                 $    (348,000)
                  Accretion of redeemable common stock                          (397,000)
                  Basic and diluted loss available to
                  Common shareholders                                      $    (745,000)        25,861,000       $  (0.03)
                                                                           =============      =============       ========

         The diluted loss per share calculation for the years ended December 31, 2002 and 2001 excludes antidilutive stock options of 4.1 million and 3.3 million.

15. Segment Information

         The Company has identified its reportable segments based on its method of internal reporting and segregates its business into six primary reportable segments: Legacy Marketing, Legacy Financial, Imagent Online, Values Financial Network, and Other. Intersegment transactions are eliminated in consolidation. The Legacy Marketing business segment includes the results of selling and administering fixed annuity and life insurance products and general corporate expenses not allocated to the Company's other segments.

                                                                                  Values
                                  Legacy         Legacy           Imagent        Financial
                                 Marketing      Financial         Online          Network
                               ------------    ------------    ------------    ------------
Year Ended December 31, 2003
Total revenue                  $ 68,029,000    $  2,979,000    $    247,000    $     30,000
Total expenses                   56,373,000       4,057,000       1,260,000       1,760,000
                               ------------    ------------    ------------    ------------
Operating income (loss)          11,656,000      (1,078,000)     (1,013,000)     (1,730,000)
Other income (loss)                 391,000          (8,000)             --              --
                               ------------    ------------    ------------    ------------
Income (loss) before tax         12,047,000      (1,086,000)     (1,013,000)     (1,730,000)
Tax provision (benefit)           4,807,000        (403,000)       (407,000)       (686,000)
                               ------------    ------------    ------------    ------------
Net income (loss)              $  7,240,000    $   (683,000)   $   (606,000)   $ (1,044,000)
                               ============    ============    ============    ============

Year Ended December 31, 2002
Total revenue                  $ 47,859,000    $  2,519,000    $     86,000    $      7,000
Total expenses                   45,786,000       3,475,000       1,141,000         841,000
                               ------------    ------------    ------------    ------------
Operating income (loss)           2,073,000        (956,000)     (1,055,000)       (834,000)
Other income (loss)                 571,000           7,000          (2,000)             --
                               ------------    ------------    ------------    ------------
Income (loss) before tax          2,644,000        (949,000)     (1,057,000)       (834,000)
Tax provision (benefit)           1,002,000        (354,000)       (409,000)       (314,000)
                               ------------    ------------    ------------    ------------
Net income (loss)              $  1,642,000    $   (595,000)   $   (648,000)   $   (520,000)
                               ============    ============    ============    ============

Year Ended December 31, 2001
Total revenue                  $ 53,446,000    $  2,132,000    $         --    $     45,000
Total expenses                   48,615,000       3,475,000       1,142,000       2,004,000
                               ------------    ------------    ------------    ------------
Operating income (loss)           4,831,000      (1,343,000)     (1,142,000)     (1,959,000)
Other income (loss)                (273,000)         14,000          92,000           2,000
                               ------------    ------------    ------------    ------------
Income (loss) before tax          4,558,000      (1,329,000)     (1,050,000)     (1,957,000)
Tax provision (benefit)           1,807,000        (492,000)       (390,000)       (726,000)
                               ------------    ------------    ------------    ------------
Net income (loss)              $  2,751,000    $   (837,000)   $   (660,000)   $ (1,231,000)
                               ============    ============    ============    ============

Total assets
December 31, 2003              $ 54,698,000    $  2,034,000    $    622,000    $  2,019,000
                               ============    ============    ============    ============
December 31, 2002              $ 51,294,000    $  1,188,000    $    852,000    $  2,969,000
                               ============    ============    ============    ============

                                                               Intercompany
                                  Other          Subtotal      Eliminations        Total
                               ------------    ------------    ------------    ------------
Year Ended December 31, 2003
Total revenue                  $    258,000    $ 71,543,000    $   (626,000)   $ 70,917,000
Total expenses                       56,000      63,506,000        (626,000)     62,880,000
                               ------------    ------------    ------------    ------------
Operating income (loss)             202,000       8,037,000              --       8,037,000
Other income (loss)                      --         383,000              --         383,000
                               ------------    ------------    ------------    ------------
Income (loss) before tax            202,000       8,420,000              --       8,420,000
Tax provision (benefit)              80,000       3,391,000              --       3,391,000
                               ------------    ------------    ------------    ------------
Net income (loss)              $    122,000    $  5,029,000    $         --    $  5,029,000
                               ============    ============    ============    ============

Year Ended December 31, 2002
Total revenue                  $    134,000    $ 50,605,000    $   (556,000)   $ 50,049,000
Total expenses                       32,000      51,275,000        (556,000)     50,719,000
                               ------------    ------------    ------------    ------------
Operating income (loss)             102,000        (670,000)             --        (670,000)
Other income (loss)                      --         576,000              --         576,000
                               ------------    ------------    ------------    ------------
Income (loss) before tax            102,000         (94,000)             --         (94,000)
Tax provision (benefit)              41,000         (34,000)             --         (34,000)
                               ------------    ------------    ------------    ------------
Net income (loss)              $     61,000    $    (60,000)   $         --    $    (60,000)
                               ============    ============    ============    ============

Year Ended December 31, 2001
Total revenue                  $    120,000    $ 55,743,000    $   (534,000)   $ 55,209,000
Total expenses                      910,000      56,146,000        (534,000)     55,612,000
                               ------------    ------------    ------------    ------------
Operating income (loss)            (790,000)       (403,000)             --        (403,000)
Other income (loss)                      --        (165,000)             --        (165,000)
                               ------------    ------------    ------------    ------------
Income (loss) before tax           (790,000)       (568,000)             --        (568,000)
Tax provision (benefit)            (419,000)       (220,000)             --        (220,000)
                               ------------    ------------    ------------    ------------
Net income (loss)              $   (371,000)   $   (348,000)   $         --    $   (348,000)
                               ============    ============    ============    ============

Total assets
December 31, 2003              $    403,000    $ 59,776,000    $ (2,661,000)   $ 57,115,000
                               ============    ============    ============    ============
December 31, 2002              $    194,000    $ 56,497,000    $ (6,450,000)   $ 50,047,000
                               ============    ============    ============    ============

16. Concentration of Risk

         As of December 31, 2003, Legacy Marketing sold its products on behalf of four unaffiliated insurance carriers: American National, Transamerica, John Hancock and Investors Insurance Corporation. Effective during the first quarter of 2002, Legacy Marketing and IL Annuity terminated their marketing agreement. The agreements with the following carriers generated a significant portion of the Company's total consolidated revenue (sales on behalf of Investors Insurance Corporation began in the second quarter of 2002):

                                                   2003       2002       2001
                                                   ----       ----       ----
American National                                  37%        17%         5%
Transamerica                                       25%        52%        68%
Investors Insurance Corporation                    23%         6%        --
IL Annuity                                          6%        12%        20%
John Hancock                                        3%         8%        --

         Although Legacy Marketing sells and administers several annuity and life insurance products on behalf of the insurance carriers, its revenues are derived primarily from sales and administration of certain annuity product series:

                                                                2003  2002  2001
                                                                ----  ----  ----
 BenchMark(SM) series (sold on behalf
   of American National)                                         37%   16%    4%
SelectMark(SM) series (sold on behalf of Transamerica)           25%   51%   67%
MarkOne(SM) series (sold on behalf of Investors Insurance
Corporation                                                      23%    6%   --
VisionMark(SM) series (sold on behalf of IL Annuity)              4%   11%   19%
AssureMark(SM) series (sold on behalf of John Hancock)            3%    8%   --

         During the first quarter of 2003, Legacy Marketing discontinued marketing life insurance products issued by American National. Certain Legacy Marketing employees who were supporting the life insurance product operations were either terminated or reassigned to other positions in Legacy Marketing.

    Supplementary Data

    Quarterly Financial Information (Unaudited)

--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
                      First Quarter      Second Quarter      Third Quarter      Fourth Quarter            Year
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
2003
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Total revenue             $   17,333,000     $    22,191,000     $   16,793,000     $    14,600,000     $   70,917,000
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Operating income
(loss)                    $    3,066,000     $     4,780,000     $      483,000     $      (292,000)    $    8,037,000
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Net income (loss)         $    1,875,000     $     2,888,000     $      366,000     $      (100,000)    $    5,029,000
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Basic earnings per
share:
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Earnings (loss)
available to common
shareholders              $         0.08     $          0.11     $         0.02     $         (0.01)    $         0.20
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Diluted earnings
per share:
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Earnings (loss)
available to common
shareholders              $         0.07     $          0.10     $         0.01     $            --     $         0.18
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------

--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
2002
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Total revenue             $   11,844,000     $    12,665,000     $   11,592,000     $    13,948,000     $   50,049,000
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Operating income
(loss)                    $   (1,221,000)    $      (205,000)    $     (694,000)    $     1,450,000     $     (670,000)
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Net income (loss)         $     (798,000)    $        (2,000)    $     (395,000)    $     1,135,000     $      (60,000)
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Basic earnings
(loss) per share:
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Earnings (loss)
available to common
shareholders              $        (0.03)    $            --     $        (0.02)    $          0.05     $           --
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Diluted earnings
(loss) per share:
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Earnings (loss)
available to common
shareholders              $        (0.03)    $            --     $        (0.02)    $          0.04     $           --
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of Regan Holding Corp.

Our audits of the consolidated financial statements referred to in our report dated March 30, 2004 also included an audit of the financial schedules listed in
Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PriceWaterhouseCoopers LLP
San Francisco, California
March 30, 2004

                 Schedule II - Valuation and Qualifying Accounts


------------------------------------------------------ --------------- -------------- ------------------ -------------
                                                                         Additions
                                                         Balance at      charged to                       Balance at
                                                         beginning       costs and                          end of
                                                         of period       expenses        Deductions         period
                                                         ---------       --------        ----------         ------
------------------------------------------------------ --------------- -------------- ------------------ -------------
2003
------------------------------------------------------ --------------- -------------- ------------------ -------------
Allowance for uncollectible accounts                    $  760,000      $  399,000      $  (293,000)      $  866,000
------------------------------------------------------ --------------- -------------- ------------------ -------------
State net operating loss carryforward
    valuation allowance                                 $  362,000      $   23,000      $        --       $  385,000
------------------------------------------------------ --------------- -------------- ------------------ -------------
2002
------------------------------------------------------ --------------- -------------- ------------------ -------------
Allowance for uncollectible accounts                    $  437,000      $  393,000      $   (70,000)      $  760,000
------------------------------------------------------ --------------- -------------- ------------------ -------------
State net operating loss carryforward
    valuation allowance                                 $  264,000      $   98,000      $        --       $  362,000
------------------------------------------------------ --------------- -------------- ------------------ -------------
2001
------------------------------------------------------ --------------- -------------- ------------------ -------------
Allowance for uncollectible accounts                    $  215,000      $  342,000      $  (120,000)      $  437,000
------------------------------------------------------ --------------- -------------- ------------------ -------------
State net operating loss carryforward
    valuation allowance                                 $       --      $  264,000      $        --       $  264,000
------------------------------------------------------ --------------- -------------- ------------------ -------------

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

Item 9A. Controls and Procedures

         The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only a reasonable assurance of achieving the desired control objectives. The Company's Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company's management, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company determined that it should have recorded additional revenue during the first and third quarters of 2003 that it earned for sales of fixed annuity products.

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

         To remedy this weakness, the Board of Directors of the Company approved the formation of a disclosure committee (the "Disclosure Committee") and is appointing executives of the Company to serve on the Disclosure Committee. The Disclosure Committee will, among other things, meet quarterly as part of the closing process and review each financial statement line item and footnote disclosure to ensure the impacts of all business activity and transactions have been appropriately accounted for and disclosed in the consolidated financial statements of the Company. The Disclosure Committee will also review detailed analytics of the Company's performance and assess the need for any additional disclosures based on the relevant reporting period's activity. The Disclosure Committee began reviewing the disclosures made by the Company in its filings with the U.S. Securities and Exchange Commission starting with the Company's Form 10-K for the year ended December 31, 2003.

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

                                    PART III

Item 10. Directors and Executive Officers of the Company

         Information required by Item 10 will be contained in the Company's Definitive Proxy Statement in the section titled "Election of Directors." Such information is incorporated herein by reference.

Item 11. Executive Compensation

         Information required by Item 11 will be contained in the Company's Definitive Proxy Statement in the section titled "Election of Directors." Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Certain information required by Item 12 will be contained in the Company's Definitive Proxy Statement in the section titled "Election of Directors." Such information is incorporated herein by reference.

Securities Authorized For Issuance Under Equity Compensation Plans

--------------------------- ------------------------- ---------------------- -----------------------------------------
                            (a)                       (b)                    (c)
--------------------------- ------------------------- ---------------------- -----------------------------------------
                                                                             Number of shares remaining available
                            Number of shares to be    Weighted-average       for future issuance under equity
                            issued upon exercise of   exercise price of      compensation plans (excluding
Plan category               outstanding options       outstanding options    securities reflected in column (a))
--------------------------- ------------------------- ---------------------- -----------------------------------------

--------------------------- ------------------------- ---------------------- -----------------------------------------
Equity compensation
plans approved by
stockholders(1)             15,785,000                $1.39                  5,215,000
--------------------------- ------------------------- ---------------------- -----------------------------------------

(1) Includes the Regan Holding Corp. Producer Stock Option and Award Plan and the Regan Holding Corp. 1998 Stock Option Plan

Regan Holding Corp. stockholders have approved all equity compensation plans.

Item 13. Certain Relationships and Related Transactions

         Information required by Item 13 will be contained in the Company's Definitive Proxy Statement in the section titled "Election of Directors." Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

         Information concerning principal accountant fees and services will be contained in the Company's Definitive Proxy Statement in the section titled "Audit Fees". Such information and is incorporated by reference herein.


                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      Index to Exhibits and Financial Statement Schedules:

                  1.       The following  financial  statements  are included in
                           Item 8:

                           (i)      Independent Auditors Report.

                           (ii) Consolidated Balance Sheet as of December 31, 2003 and 2002.

                           (iii) Consolidated Statement of Operations for the years ended December 31, 2003, 2002, and 2001.

                           (iv)     Consolidated   Statement  of   Shareholders'
                                    Equity for the years ended December 31, 2003, 2002, and 2001.

                           (v) Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002, and 2001.

                           (vi)     Notes to Consolidated Financial Statements.

                  2.       Financial   statement  schedules  -  schedule   II  -
                           valuation and qualifying accounts

                  3.       See(c) below.

         (b) Regan Holding Corp. filed a Form 8-K, dated December 23, 2003, filing certain marketing and administrative services agreements and the Purchase Option Agreement with SCOR Life U.S. Re Insurance Company.

         (c)      Exhibit Index:

3(a)     Restated Articles of Incorporation. (3)

3(b)(2)  Amended and Restated Bylaws of the Company. (5)

4(a) Amended and Restated Shareholders' Agreement, dated as of June 30, 2003, by and among the Company, Lynda Regan, Alysia Anne Regan, Melissa Louise Regan and RAM Investments.(6)

10(a)    Administrative   Services  Agreement  effective  January  1,  1991,  as
         amended, between Allianz Life Insurance Company of North America and the Company.(1)

10(b) Marketing Agreement, effective November 15, 2002, between American National Insurance Company and Legacy Marketing Group. (7)

10(c) Administrative Services Agreement, effective February 15, 2003, between American National Insurance Company and Legacy Marketing Group. (7)

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

10(g) Marketing Agreement effective January 1, 1996 between IL Annuity and Insurance Company and Legacy Marketing Group.(2)

10(h) Insurance Processing Agreement effective January 1, 1996 between IL Annuity and Insurance Company and Legacy Marketing Group.(2)

10(i) Marketing Agreement effective May 29, 1998 between Transamerica Life Insurance and Annuity Company and Legacy Marketing Group.(4)

-------------------
(1) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1994.

(2) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months and nine months ended September 30, 1996.

(4) Incorporated herein by reference to the Company's Form 8-K, dated June 1, 1998.

(5) Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months and six months ended September 30, 2000.

(6) Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months and six months ended June 30, 2003.

(7) Incorporated herein by reference to the Company's Form 8-K, dated January 29, 2004.

10(i)(1) Amendment One to Marketing Agreement with Transamerica Life Insurance and Annuity Company.(11)

10(i)(2) Amendment Two to Marketing Agreement with Transamerica Life Insurance and Annuity Company.(4)

10(i)(3) Amendment Three to Marketing Agreement with Transamerica Life Insurance and Annuity Company.(8)

10(i)(4) Amendment Four to Marketing Agreement with Transamerica Life Insurance and Annuity Company.(11)

10(i)(5) Amendment Five to Marketing Agreement with Transamerica Life Insurance and Annuity Company.(9)

10(i)(6) Amendment Six to Marketing Agreement with Transamerica Life Insurance and Annuity Company.(10)

10(j)(1) Administrative  Services  Agreement  effective  May  29,  1998  between
         Transamerica Life Insurance and Annuity Company and Legacy Marketing Group, as amended.(1)

10(j)(2) Amendment to the  Administrative  Services  Agreement with Transamerica
         Life Insurance and Annuity Company.(2)

10(j)(3) Amendment   Two  to  the   Administrative   Services   Agreement   with
         Transamerica Life Insurance and Annuity Company.(2)

10(j)(4) Amendment Three to Administrative  Services Agreement with Transamerica
         Life Insurance and Annuity Company. (4)

10(j)(5) Amendment Four to Administrative  Services  Agreement with Transamerica
         Life Insurance and Annuity Company.(6)

10(j)(6) Amendment Five to Administrative  Services  Agreement with Transamerica
         Life Insurance and Annuity Company.(11)

10(j)(7) Amendment Six to  Administrative  Services  Agreement with Transamerica
         Life Insurance and Annuity Company.(9)

10(j)(8) Amendment Seven to Administrative  Services Agreement with Transamerica
         Life  Insurance and Annuity  Company.(9)

10(j)(9) Amendment Eight to Administrative  Services Agreement with Transamerica
         Life Insurance and Annuity Company.(10)

10(k) Marketing Agreement effective January 18, 2001 between John Hancock Life Insurance Company and Legacy Marketing Group. (11)

10(k)(1) Amendment to the Marketing  Agreement  with John Hancock Life Insurance
         Company. (8)

10(l) Administrative Services Agreement effective January 18, 2001 between John Hancock Life Insurance Company and Legacy Marketing Group. (11)

10(l)(1) Amendment to the  Administrative  Services  Agreement with John Hancock
         Life Insurance Company. (8)

10(m) Agreement of Purchase and Sale, dated March 8, 2001, by and between Regan Holding Corp. and G & W/Lakeville Corporate Center, LLC. (5)

10(n) Promissory Note by and between Regan Holding Corp. and Washington Mutual Bank FA, dated July 10, 2002. (7)

10(o)    Producer Stock Award and Stock Option Plan, as amended.(3)

10(o)(1) 1998 Stock Option Plan, as amended.(3)

10(p) Purchase Option Agreement between SCOR Life U.S. Re Insurance Company and the Company executed on November 23, 2003. (11)

10(q) Construction Loan Agreement between SunTrust Bank and the Company executed on October 27, 2003.

21       Subsidiaries of Registrant

31.1     Certification   of   Chief   Executive   Officer   required   by   Rule
         13a-14(a)/15d-14(a) under the Exchange Act.

31.2     Certification   of   Chief   Executive   Officer   required   by   Rule
         13a-14(a)/15d-14(a) under the Exchange Act.

32.1     Certification of Chief Executive Officer pursuant to Section 1350.

32.2     Certification of Chief Financial Officer pursuant to Section 1350.

-------------------
(1) Incorporated herein by reference to the Company's Form 8-K, dated June 1, 1998.

(2) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1999.

(3) Incorporated herein by reference to the Company's Definitive Proxy Statement dated July 31, 2001.

(4) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the six months ended June 30, 2001.

(5) Incorporated herein by reference to the Company's Form 8-K, dated June 21, 2001.

(6) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the nine months ended September 30, 2001.

(7) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the six months ended June 30, 2002.

(8) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 2002.

(9) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the six months ended June 30, 2003.

(10) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the nine months ended September 30, 2003.

(11) Incorporated herein by reference to the Company's Form 8-K, dated December 23, 2003.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAN HOLDING CORP.

By: Lynda L. Regan                                          Date: March 30, 2004
-------------------------------
Lynda L. Regan
Chairman and Chief Executive Officer


By: /s/ G. Steven Taylor                                    Date: March 30, 2004
-------------------------------
G. Steven Taylor
Principal Accounting and  Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Lynda L. Regan                                      Date: March 30, 2004
-------------------------------
Lynda L. Regan
Chairman and Chief Executive Officer

By: /s/ R. Preston Pitts                                    Date: March 30, 2004
-------------------------------
R. Preston Pitts
President

By: /s/ Donald Ratajczak                                    Date: March 30, 2004
-------------------------------
Donald Ratajczak
Director

By: /s/ Ute Scott-Smith                                     Date: March 30, 2004
-------------------------------
Ute Scott-Smith
Director

By: /s/ J. Daniel Speight, Jr.                              Date: March 30, 2004
-------------------------------
J. Daniel Speight, Jr.
Director