Form 10-Q
period 2004-03-31
REGAN HOLDING CORP
filed 2004-05-17
CIK 870069

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

                                       or

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

                                 Yes |_| No |X|



                      Applicable Only To Corporate Issuers:

     Indicate the number of shares outstanding of the registrant's common stock, as of May 10, 2004:

           Common Stock-Series A                          23,384,000
           Common Stock-Series B                             553,000

================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                REGAN HOLDING CORP. AND SUBSIDIARIES
                                                     Consolidated Balance Sheet

                                                                    March 31, 2004      December 31, 2003
                                                                    --------------      -----------------
                                                                      (Unaudited)
Assets
Cash and cash equivalents                                             $ 6,503,000           $ 9,908,000
Trading investments                                                     6,846,000             6,308,000
Available-for-sale investments                                          6,037,000             5,939,000
Accounts receivable, net of allowance of $665,000 and $866,000
  at March 31, 2004 and December 31, 2003                               2,898,000             4,225,000
Prepaid expenses and deposits                                             689,000               803,000
Deferred taxes                                                          1,053,000             1,356,000
                                                                      -----------           -----------
         Total current assets                                          24,026,000            28,539,000
                                                                      -----------           -----------
Net fixed assets                                                       27,399,000            24,278,000
Deferred taxes                                                          1,436,000             1,170,000
Goodwill                                                                  679,000               679,000
Intangible assets, net                                                    177,000               196,000
Other assets                                                            2,511,000             2,253,000
                                                                      -----------           -----------
     Total non current assets                                          32,202,000            28,576,000
                                                                      -----------           -----------
     Total assets                                                     $56,228,000           $57,115,000
                                                                      ===========           ===========

Liabilities, redeemable common stock, and shareholders' equity
Liabilities
Accounts payable and accrued liabilities                              $ 7,516,000           $10,790,000
Income taxes payable                                                    1,604,000             1,990,000
Current portion of note payable and other borrowings                    2,451,000               307,000
                                                                      -----------           -----------
     Total current liabilities                                         11,571,000            13,087,000
                                                                      -----------           -----------
Deferred compensation payable                                           6,889,000             6,257,000
Other liabilities                                                         942,000               196,000
Note payable, less current portion                                      7,060,000             7,083,000
                                                                      -----------           -----------
     Total non current liabilities                                     14,891,000            13,536,000
                                                                      -----------           -----------
     Total liabilities                                                 26,462,000            26,623,000
                                                                      -----------           -----------

Redeemable common stock, Series A and B                                 8,714,000             8,964,000
                                                                      -----------           -----------
Shareholders' equity
Preferred stock, no par value: Authorized: 100,000,000 shares;
     No shares issued or outstanding                                          --                    --
Series A common stock, no par value:
     Authorized: 45,000,000 shares; issued and outstanding:
     20,252,000 shares at March 31, 2004
     And December 31, 2003                                              3,158,000             3,158,000
Common stock committed                                                     25,000                25,000
Paid-in capital                                                         6,510,000             6,510,000
Retained earnings                                                      11,259,000            11,779,000
Accumulated other comprehensive income, net                               100,000                56,000
                                                                      -----------           -----------
     Total shareholders' equity                                        21,052,000            21,528,000
                                                                      -----------           -----------
     Total liabilities, redeemable common stock, and
     shareholders' equity                                             $56,228,000           $57,115,000
                                                                      ===========           ===========

                                                 See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                    For the Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       2004             2003
                                                   ------------    ------------
Revenue
  Marketing allowances and commission overrides    $  7,439,000    $ 11,666,000
  Trailing commissions                                1,278,000       1,256,000
  Administrative fees                                 2,866,000       3,584,000
  Other revenue                                         378,000         827,000
                                                   ------------    ------------
      Total revenue                                  11,961,000      17,333,000
                                                   ------------    ------------
Expenses
  Selling, general and administrative                11,265,000      12,287,000
  Depreciation and amortization                       1,055,000       1,080,000
  Other                                                 636,000         900,000
                                                   ------------    ------------
      Total expenses                                 12,956,000      14,267,000
                                                   ------------    ------------
Operating income (loss)                                (995,000)      3,066,000
Other income (loss)
  Investment income, net                                117,000          90,000
  Interest expense                                       (3,000)         (6,000)
                                                   ------------    ------------
      Total other income, net                           114,000          84,000
                                                   ------------    ------------

Income (loss) before income taxes                      (881,000)      3,150,000
Provision for (benefit from) income taxes              (361,000)      1,275,000
                                                   ------------    ------------
Net income (loss)                                  $   (520,000)   $  1,875,000
                                                   ============    ============

Basic earnings (loss) loss per share:
Earnings (loss) available to common shareholders   $      (0.02)   $       0.08

Weighted average shares outstanding                  24,034,000      24,744,000

Diluted earnings (loss) loss per share:
Earnings (loss) available to common shareholders   $      (0.02)   $       0.07

Weighted average shares outstanding                  24,034,000      27,612,000

                      See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                                                                        Accumulated
                                          Series A Common Stock     Common                                 Other
                                        -------------------------    Stock      Paid-in      Retained  Comprehensive
                                          Shares        Amount     Committed    Capital      Earnings     Income      Total
                                        ----------    -----------   -------   -----------  -----------   --------   -----------
Balance December 31, 2003               20,252,000    $ 3,158,000   $25,000   $ 6,510,000  $11,779,000   $ 56,000   $21,528,000
   Comprehensive loss, net of tax:
   Net loss                                                                                   (520,000)                (520,000)
   Net unrealized gains on investments                                                                     44,000        44,000
                                                                                                                    -----------
       Total comprehensive loss                                                                                        (476,000)
                                        ----------    -----------   -------   -----------  -----------   --------   -----------
Balance March 31, 2004 (unaudited)      20,252,000    $ 3,158,000   $25,000   $ 6,510,000  $11,259,000   $100,000   $21,052,000
                                        ==========    ===========   =======   ===========  ===========   ========   ===========

                                                 See notes to financial statements.


                      REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                 For the Three Months Ended
                                                                                           March 31,
                                                                              ---------------------------------
                                                                                  2004                  2003
                                                                              -----------           -----------
Cash flows from operating activities:
Net income (loss)                                                             $  (520,000)          $ 1,875,000
Adjustments to reconcile net income (loss) to cash
  provided by (used in) operating activities:
     Depreciation and amortization                                              1,055,000             1,080,000
     Unrealized (gains) losses on trading securities, net                        (258,000)              234,000
     Other                                                                          6,000                52,000
Changes in operating assets and liabilities:
     Purchases of trading securities, net                                        (280,000)             (295,000)
     Accounts receivable                                                        1,343,000              (314,000)
     Prepaid expenses and deposits                                                114,000             1,211,000
     Income taxes receivable and payable                                         (386,000)            1,109,000
     Deferred tax assets                                                            9,000               164,000
     Accounts payable and accrued liabilities                                  (3,274,000)           (1,659,000)
     Deferred compensation payable                                                632,000                59,000
     Other operating assets and liabilities                                       488,000                53,000
                                                                              -----------           -----------
     Net cash provided by (used in) operating activities                       (1,071,000)            3,569,000
                                                                              -----------           -----------
Cash flows from investing activities:
Purchases of available-for-sale securities                                        (48,000)             (529,000)
Proceeds from sales and maturities of available-for-sale securities                  --               1,006,000
Purchases of fixed assets                                                      (4,157,000)             (672,000)
                                                                              -----------           -----------
     Net cash used in investing activities                                     (4,205,000)             (195,000)
                                                                              -----------           -----------
Cash flows from financing activities:
Proceeds from loan payable                                                      2,150,000                  --
Payments toward note payable                                                      (29,000)              (28,000)
Repurchases of redeemable common stock                                           (250,000)             (349,000)
                                                                              -----------           -----------
     Net cash provided by (used in) financing activities                        1,871,000              (377,000)
                                                                              -----------           -----------
Net increase (decrease) in cash and cash equivalents                           (3,405,000)            2,997,000
Cash and cash equivalents, beginning of period                                  9,908,000             4,793,000
                                                                              -----------           -----------
Cash and cash equivalents, end of period                                      $ 6,503,000           $ 7,790,000
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

      The statements are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company's consolidated financial position and results of operations. The results for the three months March 31, 2004 are not necessarily indicative of the results to be expected for the entire year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed by the Company with the Securities and Exchange Commission on March 30, 2004.

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

      The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                                                     For the Three Months Ended March 31,
                                                                                     ------------------------------------
                                                                                           2004                 2003
                                                                                       ----------           -----------
                 Net income (loss), as reported:                                       $ (520,000)          $1,875,000
                    Deduct:  Total stock-based employee compensation expense
                      determined under fair value method for all awards, net
                      of related tax effects                                              (69,000)            (110,000)
                                                                                       ----------           ----------
                    Pro forma net income (loss)                                        $ (589,000)          $1,765,000
                                                                                       ===========          ==========


                 Earnings (loss) per share:
                   Basic - as reported                                                 $    (0.02)          $     0.08
                   Basic - pro forma                                                   $    (0.02)          $     0.07
                   Diluted - as reported                                               $    (0.02)          $     0.07
                   Diluted - pro forma                                                 $    (0.02)          $     0.06


3.    Earnings (Loss) per Share
                                                     Net
                                                Income/(Loss)         Shares         Amount
                                                 -----------        ----------      --------
For the three months ended March 31, 2004
Basic and diluted loss available to
  common shareholders                            $  (520,000)       24,034,000      $  (0.02)
                                                 ===========        ==========      ========

For the three months ended March 31, 2003
Income available to common shareholders          $ 1,875,000        24,744,000      $   0.08
Effect of dilutive securities--employee and
     producer stock options                             --           2,868,000
                                                 -----------        ----------      --------
Diluted earnings per share                       $ 1,875,000        27,612,000      $   0.07
                                                 ===========        ==========      ========

      The diluted loss per share calculation for the three months ended March 31, 2004 excluded antidilutive stock options of 3.3 million.

4.    Comprehensive Income (loss)

      Total comprehensive income (loss) for the three months ended March 31, 2004 and 2003 was $(476,000) and $1,875,000.

5.    Segment Information
                                                                Revenue                          Net Income (Loss)
                                                    --------------------------------       ----------------------------
                                                                    For the Three Months Ended March 31,
                                                    -------------------------------------------------------------------
                                                        2004               2003               2004              2003
                                                    ------------       -------------       -----------       ----------
             Legacy Marketing Group                 $ 11,089,000       $  16,821,000       $  (189,000)    $  2,414,000
             Legacy Financial Services, Inc.             818,000             582,000          (159,000)        (268,000)
             Imagent Online, LLC                          59,000              40,000          (141,000)        (154,000)
             Values Financial Network, Inc.               11,000               2,000           (94,000)        (141,000)
             Other                                       136,000              48,000            63,000           24,000
             Intercompany Eliminations                  (152,000)           (160,000)               --               --
                                                    ------------       -------------       -----------       ----------
             Total                                  $ 11,961,000       $  17,333,000       $  (520,000)      $1,875,000
                                                    ============       =============       ============      ==========

                                                              Total Assets
                                                    --------------------------------
                                                      March 31,         December 31,
                                                         2004               2003
                                                    ------------       -------------
             Legacy Marketing Group                 $ 54,476,000       $  54,698,000
             Legacy Financial Services, Inc.           1,856,000           2,034,000
             Imagent Online, LLC                         577,000             622,000
             Values Financial Network, Inc.            1,990,000           2,019,000
             Other                                       493,000             403,000
             Intercompany Eliminations                (3,164,000)         (2,661,000)
                                                    ------------       -------------
             Total                                  $ 56,228,000       $  57,115,000
                                                    ============       =============

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

Regan Holding Corp. Consolidated

      We had consolidated net losses of $520,000 during the first quarter of 2004 compared to consolidated net income of $1.9 million during the same period in 2003. The unfavorable change of $2.4 million was primarily due to a net loss at Legacy Marketing Group ("Legacy Marketing") during the first quarter of 2004 compared to net income during the same period in 2003, partially offset by decreased losses by Legacy Financial.

Legacy Marketing

      During the first quarter of 2004, Legacy Marketing had a net loss of $189,000 compared to net income of $2.4 million during the first quarter of 2003. The decline in results was primarily due to decreased revenue, partially offset by decreased expenses.

      During the three months ended March 31, 2004, Legacy Marketing commissions and marketing allowances decreased $4.4 million (35%) compared to the same period of 2003. The decrease in Legacy Marketing's sales was due to decreased sales of declared rate annuities partially offset by increased sales of equity index annuities issued by Investors Insurance Corporation. This shift in product mix was primarily due to the continuing low interest rate environment during the first quarter of 2004. The decrease in sales of declared rate annuities during the first quarter of 2004 was affected by American National Life Insurance Company's ("American National") decision in the second quarter of 2003 to reduce the crediting rates of several annuity products marketed by Legacy Marketing and lower the commission rates that they pay to Legacy Marketing for sales of these products. The affected products accounted for approximately 13% and 37% of our total consolidated revenue for the three months ended March 31, 2004 and 2003. Revenues from sales of American National decreased $4.2 million during the first quarter of 2004 compared to the first quarter of 2003

      The sales of declared rate annuities was also negatively affected by Transamerica Life Insurance Company ("Transamerica") lowering the commission rates of several annuity products marketed by Legacy Marketing during the third quarter of 2003. The affected products accounted for approximately 26% and 18% of our total consolidated revenue for the three months ended March 31, 2004 and 2003. Revenues from sales of Transamerica products decreased $1.1 million during the first quarter of 2004 compared to the first quarter of 2003. Effective May 3, 2004, Legacy Marketing discontinued marketing Transamerica products. Revenue from sales of Transamerica products accounted for 27% of our total consolidated revenue during the first quarter of 2004. We expect revenues from the sales of Transamerica products to decrease during the remainder of 2004. We intend to continue providing administrative services in connection with Transamerica products.

      Administrative fees decreased $718,000 (20%) during the three months ended March 31, 2004 compared to the same period in 2003 primarily due to decreased issuing fees resulting from decreased annuity sales. Other revenue decreased $573,000 (99%) during the three months ended March 31, 2004 compared to the same period in 2003. This decrease was primarily due to a performance bonus earned on sales of fixed annuity and life products under the terms of one of the Company's insurance carrier partner contracts during the first quarter of 2003. The contract was amended to terminate the bonus provision in the third quarter of 2003.

      As of March 31, 2004, Legacy Marketing sold and administered products on behalf of three unaffiliated insurance carriers: American National, Transamerica, and Investors Insurance Corporation. As indicated below, the agreements with these carriers generated a significant portion of our total consolidated revenue:

                                           Three months ended March 31,
                                           ----------------------------
                                                 2004        2003
                                               --------    -------

        American National                         22%        40%
        Transamerica                              27%        25%
        Investors Insurance Corporation           31%        17%


      Legacy Marketing also performs administrative services for products issued by John Hancock Variable Life Insurance Company ("John Hancock") and IL Annuity and Insurance Company ("IL Annuity").

      Our   consolidated   revenues  are  derived   primarily   from  sales  and
administration of the following annuity products:
                                                                      Three months ended March 31,
                                                                      ----------------------------
                                                                           2004           2003
                                                                      -------------- -------------
         BenchMark(SM) series (sold on behalf of American National)         21%            39%
         SelectMark(R) series (sold on behalf of Transamerica)              27%            25%
         MarkOne(SM) series (sold on behalf of Investors Insurance
         Corporation)                                                       31%            17%

      As mentioned above, we believe that sales of the BenchMark(SM) series sold on behalf of American National and sales of the SelectMark (R) series sold on behalf of Transamerica may decrease during the remainder of 2004.

      Legacy Marketing expenses decreased $1.3 million (10%) during the three months ended March 31, 2004 compared to the same period in 2003, primarily due to decreases in selling, general and administrative expenses and other expenses. Selling, general and administrative expenses decreased $1.0 million (9%), primarily due to decreases in compensation, sales promotion and support expenses, and professional fees. Compensation decreased primarily due to decreased overtime expense and decreased incentive based compensation based on quarter to date results. Sales promotion and support expenses decreased primarily due to no insurance producer related incentive trip expense in the first quarter of 2004. The Company currently plans to implement a new incentive trip program, this new program will not include first quarter 2004 sales production. Decreased professional fees were primarily due to reduced use of consultants. Other expenses decreased $323,000 (42%) due to decreased leased equipment costs.

Legacy Financial

      During the first quarter of 2004, Legacy Financial's net loss of $159,000 compared to net losses of $268,000 during the same period in 2003, due to increased revenue partially offset by increased expenses.

      Legacy Financial revenue increased $236,000 (41%) during the three months ended March 31, 2004 compared to the same period in 2003, primarily due to increased commissions resulting from improved equity market conditions in 2004 and increased reimbursable insurance premiums.

      Legacy Financial expenses increased $56,000 (5%) during the three months ended March 31, 2004 compared to the same period in 2003. The increase in expenses is primarily due to an increase in other expenses. Other expenses increased $59,000 (30%) primarily due to increased compliance expenses.

Imagent Online, LLC

      Imagent Online, LLC ("Imagent") had net losses of $141,000 during the first quarter of 2004 compared to net losses of $154,000 during the first quarter of 2003. The reduced losses are primarily due to increased revenues. Revenues increased $19,000 (32%) during the three months ended March 31, 2004 compared to the comparable prior year period primarily due to increased subscription, fulfillment and licensing revenues. Expenses remained relatively unchanged during the three months ended March 31, 2004 compared to same period in 2003.

Values Financial Network, Inc.

      Values Financial Network, Inc. ("VFN") had net losses of $94,000 during the first quarter of 2004 compared to net losses of $141,000 during the first quarter of 2003. Expenses decreased $68,000 (29%) during the first quarter of 2004 primarily due to decreased depreciation expense due to a write-down in the value of of long-term assets in the third quarter of 2003.

Other Segment

      During the first quarter of 2004, net income from Legacy Advisory Services was $63,000, compared to combined net income of $24,000 during the same period in 2003. This favorable change is primarily due to increased advisory fee revenues.

Liquidity and Capital Resources

      Net cash used by operating activities was $1.1 million for the three months ended March 31, 2004 compared to net cash provided by operating activities of $3.6 million for the same period in 2003. The decrease was primarily due to decreased operating results, decreased income taxes payable due to a pre-tax loss in the first quarter of 2004, decreased accounts payable and accrued liabilities primarily due to the payment of accrued bonuses, and unrealized gains on trading securities in 2004 compared to unrealized losses in 2003, offset in part by decreased accounts receivable primarily due to receipt of payments from our carriers during the first quarter of 2004.

      Net cash used in investing activities was $4.2 million for the three months ended March 31, 2004 compared to net cash used by investing activities of $195,000 for the three months ended March 31, 2003. The increase was primarily due to construction costs related to our new servicing facility building in Rome, Georgia.

      Net cash provided by financing activities was $1.9 million for the three months ended March 31, 2004 compared to net cash used by financing activities of $377,000 for the three months ended March 31, 2003. The change was primarily due to net proceeds from our construction loan to finance the new building in Rome, Georgia.

     Subsequent to March 31, 2004 the Company refinanced its construction loan, replacing it with a $2.9 million mortgage loan. The Company will pay a fixed interest rate of 6.8% with a 20-year amortization schedule. The loan matures in April 2014.

      We used $1.1 million of cash in our operations during the three months ended March 31, 2004 and incurred consolidated net losses of $520,000. Our cash use was primarily associated with expenses incurred in 2003 that were paid during the first quarter of 2004. If our consolidated net losses continue, or if requests to repurchase redeemable common stock increase significantly, a cash shortfall could ultimately occur. We believe that existing cash and investment balances, together with anticipated cash flow from operations, will provide sufficient funding for the foreseeable future. However, in the event that a cash shortfall occurred, we believe that adequate financing could be obtained to meet our cash flow needs. There can be no assurances that such financing would be available on favorable terms.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes in the Company's market risk, interest rate risk, credit risk, or equity price risk since December 31, 2003. Please see the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for more information concerning Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives. As of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company's management, the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation and except as otherwise disclosed in Item 9a of the Company's Form 10-K filed on March 30, 2004, there have been no such changes during the period covered by this report.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not currently involved in any material legal proceedings.

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


(b) Reports on Form 8-K Filed During the Quarter Ended March 31, 2004

Regan Holding Corp. filed a Form 8-K on January 30, 2004, in order to file certain marketing and administrative services agreements and the Purchase Option Agreement with SCOR Life U.S. Re Insurance Company with the U.S. Securities and Exchange Commission.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  REGAN HOLDING CORP.


Date: May 14, 2004                Signature:  /s/ R. PRESTON PITTS
                                             -----------------------------------
                                             R. Preston Pitts
                                             President, Chief Operating Officer
                                             and Chief Financial Officer

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