Form 10-Q
period 2004-06-30
REGAN HOLDING CORP
filed 2004-08-12
CIK 870069

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

                                       or

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

                                 Yes |_| No |X|


                      Applicable Only To Corporate Issuers:

      Indicate the number of shares outstanding of the registrant's common stock, as of August 6, 2004:

              Common Stock-Series A                       23,111,000
              Common Stock-Series B                          553,000

================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                REGAN HOLDING CORP. AND SUBSIDIARIES
                                                     Consolidated Balance Sheet

                                                                                                        June 30,        December 31,
                                                                                                          2004              2003
                                                                                                      -----------        -----------
                                                                                                      (Unaudited)
Assets
Cash and cash equivalents                                                                             $ 7,514,000        $ 9,908,000
Trading investments                                                                                     7,102,000          6,308,000
Available-for-sale investments                                                                          2,668,000          5,939,000
Accounts receivable, net of allowance of $623,000 and $866,000
  at June 30, 2004 and December 31, 2003                                                                1,736,000          4,225,000
Prepaid expenses and deposits                                                                             962,000            803,000
Deferred taxes                                                                                            881,000          1,356,000
                                                                                                      -----------        -----------
    Total current assets                                                                               20,863,000         28,539,000
                                                                                                      -----------        -----------
Net fixed assets                                                                                       27,774,000         24,278,000
Deferred taxes                                                                                          1,812,000          1,170,000
Goodwill                                                                                                    --               679,000
Intangible assets, net                                                                                    159,000            196,000
Other assets                                                                                            2,425,000          2,253,000
                                                                                                      -----------        -----------
     Total non current assets                                                                          32,170,000         28,576,000
                                                                                                      -----------        -----------
     Total assets                                                                                     $53,033,000        $57,115,000
                                                                                                      ===========        ===========

Liabilities, redeemable common stock, and shareholders' equity
Liabilities
Accounts payable and accrued liabilities                                                              $ 5,690,000        $10,790,000
Income taxes payable                                                                                    1,119,000          1,990,000
Current portion of notes payable                                                                          192,000            307,000
                                                                                                      -----------        -----------
     Total current liabilities                                                                          7,001,000         13,087,000
                                                                                                      -----------        -----------
Deferred compensation payable                                                                           7,006,000          6,257,000
Other liabilities                                                                                         979,000            196,000
Notes payable, less current portion                                                                     9,807,000          7,083,000
                                                                                                      -----------        -----------
     Total non current liabilities                                                                     17,792,000         13,536,000
                                                                                                      -----------        -----------
     Total liabilities                                                                                 24,793,000         26,623,000
                                                                                                      -----------        -----------

Redeemable common stock, Series A and B                                                                 8,412,000          8,964,000
                                                                                                      -----------        -----------

Shareholders' equity
Preferred stock, no par value: Authorized: 100,000,000 shares;
     No shares issued or outstanding                                                                        --                  --
Series A common stock, no par value:
     Authorized: 45,000,000 shares; issued and outstanding:
     20,167,000 shares and 20,252,000 shares at June 30, 2004
     and December 31, 2003                                                                              3,068,000          3,158,000
Common stock committed                                                                                     25,000             25,000
Paid-in capital                                                                                         6,520,000          6,510,000
Retained earnings                                                                                      10,184,000         11,779,000
Accumulated other comprehensive income, net                                                                31,000             56,000
                                                                                                      -----------        -----------

     Total shareholders' equity                                                                        19,828,000         21,528,000
                                                                                                      -----------        -----------
     Total liabilities, redeemable common stock, and
     shareholders' equity                                                                             $53,033,000        $57,115,000
                                                                                                      ===========        ===========

                                                  See notes to financial statements

                                                REGAN HOLDING CORP. AND SUBSIDIARIES
                                                Consolidated Statement of Operations
                                                             (Unaudited)


                                                            For the Three Months Ended        For the Six Months Ended
                                                                            June 30,                            June 30,
                                                                 ------------------------------      ------------------------------
                                                                     2004              2003             2004              2003
                                                                 ------------      ------------      ------------      ------------
Revenue
     Marketing allowances and commission overrides               $  5,511,000      $ 15,629,000      $ 12,950,000      $ 27,295,000
     Trailing commissions                                           1,212,000         1,297,000         2,490,000         2,553,000
     Administrative fees                                            2,673,000         3,552,000         5,539,000         7,136,000
     Other revenue                                                    714,000         1,713,000         1,092,000         2,540,000
                                                                 ------------      ------------      ------------      ------------
     Total revenue                                                 10,110,000        22,191,000        22,071,000        39,524,000
                                                                 ------------      ------------      ------------      ------------

Expenses
     Selling, general and administrative                            9,570,000        15,586,000        20,835,000        27,873,000
     Depreciation and amortization                                  1,151,000         1,040,000         2,206,000         2,120,000
     Goodwill impairment losses                                       679,000              --             679,000              --
     Other                                                            536,000           785,000         1,172,000         1,685,000
                                                                 ------------      ------------      ------------      ------------
     Total expenses                                                11,936,000        17,411,000        24,892,000        31,678,000
                                                                 ------------      ------------      ------------      ------------
Operating income (loss)                                            (1,826,000)        4,780,000        (2,821,000)        7,846,000
                                                                 ------------      ------------      ------------      ------------
Other income
Investment income, net                                                135,000            65,000           252,000           155,000
Interest expense                                                       (2,000)          (14,000)           (5,000)          (20,000)
                                                                 ------------      ------------      ------------      ------------
     Total other income, net                                          133,000            51,000           247,000           135,000
                                                                 ------------      ------------      ------------      ------------

Income (loss) before income taxes                                  (1,693,000)        4,831,000        (2,574,000)        7,981,000
Provision for (benefit from) income taxes                            (644,000)        1,943,000        (1,005,000)        3,218,000
                                                                 ------------      ------------      ------------      ------------

Net income (loss) before accretion of redeemable
        common stock                                               (1,049,000)        2,888,000)       (1,569,000)        4,763,000
Accretion of redeemable common stock                                   29,000           (70,000)           29,000           (70,000)
                                                                 ------------      ------------      ------------      ------------
Net income (loss) available for common shareholders              $ (1,020,000)     $  2,818,000      $ (1,540,000)     $  4,693,000
                                                                 ============      ============      ============      ============

Basic earnings (loss) per share:
Earnings (loss) available for common shareholders                $      (0.04)     $       0.11      $      (0.06)     $       0.19

Weighted average shares outstanding                                23,892,000        24,530,000        23,963,000        24,636,000

Diluted earnings (loss) per share:
Earnings (loss) available for common shareholders                $      (0.04)     $       0.10      $      (0.06)     $       0.17


Weighted average shares outstanding                                23,892,000        27,344,000        23,963,000        27,477,000

                                                  See notes to financial statements

                                        3


                                                REGAN HOLDING CORP. AND SUBSIDIARIES
                                           Consolidated Statement of Shareholders' Equity
                                                             (Unaudited)


                                                                                                           Accumulated
                                      Series A Common Stock        Common                                     Other
                                  --------------------------       Stock        Paid-in        Retained   Comprehensive
                                     Shares         Amount       Committed      Capital        Earnings      Income        Total
                                  -----------    -----------    ----------    -----------    -----------   ----------   -----------
Balance December 31, 2003          20,252,000    $ 3,158,000    $   25,000    $ 6,510,000    $11,779,000   $   56,000   $21,528,000
  Comprehensive loss,
    net of tax:
    Net loss                                                                                  (1,569,000)                (1,569,000)
    Net unrealized losses
      on investments                                                                                          (25,000)      (25,000)
                                                                                                                        -----------
        Total comprehensive loss                                                                                         (1,594,000)
  Retirement of common stock upon
    voluntary repurchases             (85,000)       (90,000)                                    (55,000)                  (145,000)
  Accretion to redemption value
    of redeemable common stock                                                                    29,000                     29,000
  Producer stock option expense                                                    10,000                                    10,000
                                  -----------    -----------    ----------    -----------    -----------   ----------   -----------
Balance June 30, 2004 (unaudited)  20,167,000    $ 3,068,000    $   25,000    $ 6,520,000    $10,184,000   $   31,000   $19,828,000
                                  ===========    ===========    ==========    ===========    ===========   ==========   ===========

                                                  See notes to financial statements

                                        4


                                                REGAN HOLDING CORP. AND SUBSIDIARIES
                                                Consolidated Statement of Cash Flows
                                                             (Unaudited)

                                                                                                        For the Six Months Ended
                                                                                                               June 30,
                                                                                                  ---------------------------------
                                                                                                     2004                  2003
                                                                                                  -----------           -----------
Cash flows from operating activities:
Net income (loss)                                                                                 $(1,569,000)          $ 4,763,000
Adjustments to reconcile net income (loss) to cash
  provided by (used in) operating activities:
     Depreciation and amortization                                                                  2,206,000             2,120,000
     Impairment of goodwill                                                                           679,000                  --
     Unrealized gains on trading securities, net                                                     (360,000)             (614,000)
     Other                                                                                             44,000               180,000
Changes in operating assets and liabilities:
     Purchases of trading securities, net                                                            (431,000)             (573,000)
     Accounts receivable                                                                            2,501,000            (1,695,000)
     Prepaid expenses and deposits                                                                   (159,000)            1,363,000
     Income taxes receivable and payable                                                             (871,000)            1,520,000
     Deferred tax assets                                                                             (150,000)              (55,000)
     Accounts payable and accrued liabilities                                                      (5,100,000)            1,133,000
     Deferred compensation payable                                                                    749,000             1,167,000
     Other operating assets and liabilities                                                           611,000               143,000
                                                                                                  -----------           -----------
     Net cash provided by (used in) operating activities                                           (1,850,000)            9,452,000
                                                                                                  -----------           -----------
Cash flows from investing activities:
Purchases of available-for-sale securities                                                            (78,000)           (5,868,000)
Proceeds from sales and maturities of available-for-sale securities                                 3,320,000             3,931,000
Purchases of fixed assets                                                                          (5,727,000)           (1,428,000)
                                                                                                  -----------           -----------
     Net cash used in investing activities                                                         (2,485,000)           (3,365,000)
                                                                                                  -----------           -----------
Cash flows from financing activities:
Proceeds from note payable                                                                          5,025,000                  --
Payments toward note payable                                                                       (2,416,000)              (56,000)
Repurchases of redeemable common stock                                                               (523,000)             (550,000)
Voluntary repurchases of common stock                                                                (145,000)             (292,000)
                                                                                                  -----------           -----------
     Net cash provided by (used in) financing activities                                            1,941,000              (898,000)
                                                                                                  -----------           -----------
Net increase (decrease) in cash and cash equivalents                                               (2,394,000)            5,189,000
Cash and cash equivalents, beginning of period                                                      9,908,000             4,793,000
                                                                                                  -----------           -----------
Cash and cash equivalents, end of period                                                          $ 7,514,000           $ 9,982,000
                                                                                                  ===========           ===========

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

      The statements are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company's consolidated financial position and results of operations. The results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed by the Company with the Securities and Exchange Commission on March 30, 2004.


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

      The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:


                                                                For the Three Months Ended             For the Six Months Ended
                                                                         June 30,                              June 30,
                                                             --------------------------------      --------------------------------
                                                                 2004               2003                2004              2003
                                                             -------------      -------------      -------------      -------------
Net income (loss) available for common
  shareholders, as reported:                                 $  (1,020,000)     $   2,818,000      $  (1,540,000)     $   4,693,000

Deduct: Total stock-based employee
  compensation expense determined under the fair
  value method for all awards, net of related
  tax effects                                                      (68,000)          (105,000)          (137,000)          (207,000)
                                                             -------------      -------------      -------------      -------------
Pro forma net income (loss) available for
  common shareholders                                        $  (1,088,000)     $   2,713,000      $  (1,677,000)     $   4,486,000
                                                             =============      =============      =============      =============

Earnings (loss) per share:

Basic - as reported                                          $       (0.04)     $        0.11      $       (0.06)     $        0.19
Basic - pro forma                                            $       (0.05)     $        0.11      $       (0.07)     $        0.18

Diluted - as reported                                        $       (0.04)     $        0.10      $       (0.06)     $        0.17
Diluted - pro forma                                          $       (0.05)     $        0.10      $       (0.07)     $        0.16

3.    Earnings (Loss) per Share

                                                   Income/(Loss)        Shares             Amount
                                                    -----------       -----------         --------
For the three months ended June 30, 2004

Net loss                                            $(1,049,000)
Accretion of redeemable common stock                     29,000
                                                    -----------
Basic and diluted loss available to common
     shareholders                                   $(1,020,000)       23,892,000         $  (0.04)
                                                    ===========       ===========         ========


For the three months ended June 30, 2003
Net income                                          $ 2,888,000
Accretion of redeemable common stock                    (70,000)
                                                    -----------
Income available to common shareholders               2,818,000        24,530,000         $   0.11
                                                                                          ========
Effect of dilutive securities--employee and
     producer stock options                                --           2,814,000
                                                    -----------       -----------
Diluted earnings per share                          $ 2,818,000        27,344,000         $   0.10
                                                    ===========       ===========         ========

For the six months ended June 30, 2004

Net loss                                            $(1,569,000)
Accretion of redeemable common stock                     29,000
                                                    -----------
Basic and diluted loss available to common
     shareholders                                   $(1,540,000)       23,963,000         $  (0.06)
                                                    ===========       ===========         ========


For the six months ended June 30, 2003
Net income                                          $ 4,763,000
Accretion of redeemable common stock                    (70,000)
                                                    -----------
Income available to common shareholders               4,693,000        24,636,000         $   0.19
                                                                                          ========
Effect of dilutive securities--employee and
     producer stock options                                --           2,841,000
                                                    -----------       -----------
Diluted earnings per share                          $ 4,693,000        27,477,000         $   0.17
                                                    ===========       ===========         ========

      The diluted loss per share calculations for the three months and six months ended June 30, 2004 exclude antidilutive stock options of 3.4 million and 3.3 million.


4.    Comprehensive Income (Loss)

      Total comprehensive loss for the three and six months ended June 30, 2004 was $1,118,000 and $1,594,000. For the three and six months ended June 30, 2003, total comprehensive income was $2,934,000 and $4,809,000.

5.    Notes Payable

      The Company has a mortgage of $7.1 million on the office building which houses its headquarters. This note is due on August 1, 2012. Principal payments are due on the note based on a 25-year amortization schedule. On August 1, 2012, the Company must pay the remaining principal due on the note which will be approximately $5.9 million. Before August 1, 2006 the interest rate is 6.95%. Thereafter, the interest rate is equal to LIBOR plus 2.55%, adjusted semi-annually, subject to a maximum semi-annual 1.00% increase/decrease in the interest rate. The maximum interest rate is 10.50%. As of June 30, 2004, the note balance was $7.1 million.

      During 2003, the Company began construction of a new building in Rome, Georgia and established a $2.7 million loan facility to finance construction costs. The loan balance on December 31, 2003 was $191,000. During April 2004 the Company refinanced its construction loan replacing it with a $2.9 million variable interest rate note indexed to LIBOR plus 1.9%. The note is payable over ten years in monthly installments of principal and interest based on a 20-year term. At the end of the ten years, the Company must pay the balance of the principal due on the note. The outstanding balance of the note as of June 30, 2004 was $2.9 million. To manage interest expense, the Company entered into an interest rate swap agreement for the notional amount of the note, to modify its interest expense from a variable rate to a fixed rate. The April 2004 swap agreement involves the exchange of interest obligations from April 2004 through April 2014 whereby the Company pays a fixed rate of 6.8% in exchange for LIBOR plus 1.9%. As of June 30, 2004, the note balance was $2.9 million.


6.    Derivative Financial Instruments

      The Company accounts for derivative financial instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability. For derivatives designated as cash flow hedges, changes in fair value of the derivative are reported as other comprehensive income and are subsequently reclassified into earnings when the hedged transaction affects earnings. Changes in fair value of derivative instruments not considered hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

      In April 2004 the Company entered into a interest rate swap agreement with a notional amount of $2.9 million to hedge the interest expense associated with its LIBOR-based borrowings. The Company designates the interest rate swap as qualifying cash flow hedge under SFAS 133. No change in fair value was noted at June 30, 2004.

7.    Values Financial Network, Inc.

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

      During 2002, the Company revised the business model for VFN to focus on corporate and individual producer sales and its projections of future cash flows supported the balance of goodwill. In early 2003 the Company further refined its business model for VFN, including identifying a new market and committing additional resources to develop the business. During 2003, due to the failure of VFN to produce revenues as projected, the Company updated its annual measurement of fair value of VFN. The fair value measurement based on a revised cash flow forecast was predicated on VFN realizing a lower level of sales. This forecast of cash flows did not support the balance of goodwill, and the Company recorded a goodwill impairment loss of $491,000 during 2003. Projections of future cash flows supported the remaining balance of goodwill.

      During the second quarter of 2004, due to the failure of VFN to produce revenues as projected, particularly in the corporate arena, management decided to cease actively marketing to the corporate market. As a result, management lowered its expectations for future sales. This event met the criteria of a "triggering event" for testing the recoverability of long-lived assets as required by Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets". Accordingly, the Company compared the carrying amount of VFN's long-lived assets to the projected sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Based on the fact that the sum of the undiscounted cash flows exceeded VFN's assets, the Company concluded no impairment had occurred to the long-lived assets.

      As a result of performing the impairment tests required under SFAS 144, the Company was then required under the provisions of SFAS 142 to perform a goodwill impairment test using the revised cash flow forecast discounted at an appropriate cost of capital. The results of this test indicated that the Company's goodwill was not recoverable. Accordingly, the Company recorded a goodwill impairment loss of $679,000 during the second quarter of 2004.

8.    Segment Information

                                           Total Revenue                                            Net Income (Loss)
                     -------------------------------------------------------- ------------------------------------------------------
                     Three Months  Three Months   Six Months     Six Months   Three Months  Three Months   Six Months    Six Months
                         Ended         Ended         Ended         Ended         Ended         Ended         Ended         Ended
                       June 30,      June 30,      June 30,      June 30,       June 30,      June 30,      June 30,      June 30,
                         2004          2003          2004          2003           2004          2003          2004         2003
                     ------------ -------------  ------------  ------------ --------------  ------------ -------------- ------------
Legacy Marketing
Group                $ 9,317,000   $21,573,000   $ 20,408,000  $ 38,394,000   $  (397,000)   $3,358,000    $ (584,000)   $5,772,000
Legacy Financial
Services, Inc.           770,000       654,000      1,588,000     1,236,000       (45,000)     (219,000)     (204,000)     (487,000)
Imagent Online, LLC       74,000        48,000        133,000        88,000      (137,000)     (146,000)     (278,000)     (300,000)
Values Financial
Network, Inc.             10,000         9,000         20,000        11,000      (503,000)     (144,000)     (599,000)     (285,000)
Other                     91,000        64,000        227,000       112,000        33,000        39,000        96,000        63,000
Intercompany
Eliminations            (152,000)     (157,000)      (305,000)     (317,000)           --            --            --            --
                     -----------   -----------   ------------  ------------    ----------    ----------    ----------    ----------

Total                $10,110,000   $22,191,000   $ 22,071,000  $ 39,524,000   $(1,049,000)   $2,888,000   $(1,569,000)   $4,763,000
                     ===========   ===========   ============  ============   ===========    ==========   ===========    ==========

                                         Total Assets
                                ---------------------------
                                  June 30,     December 31,
                                    2004           2003
                                ------------   ------------
Legacy Marketing                $ 52,013,000   $ 54,698,000
Group
Legacy Financial                   1,563,000      2,034,000
Services, Inc.
Imagent Online, LLC                  556,000        622,000
Values Financial                   1,497,000      2,019,000
Network, Inc.
Other                                555,000        403,000
Intercompany Eliminations         (3,151,000)    (2,661,000)
                                ------------   ------------
Total                           $ 53,033,000   $ 57,115,000
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

Regan Holding Corp. Consolidated

      We had consolidated net losses of $1.0 million during the three months ended June 30, 2004 compared to consolidated net income of $2.9 million during the same period in 2003. For the six months ended June 30, 2004, we had consolidated net losses of $1.6 million compared to consolidated net income of $4.8 million during the six months ended June 30, 2003. These unfavorable changes of $3.9 million and $6.4 million are primarily due to net losses at Legacy Marketing Group ("Legacy Marketing"), partially offset by decreased losses by Legacy Financial Services, Inc. ("Legacy Financial").

Legacy Marketing

      During the second quarter of 2004, Legacy Marketing had a net loss of $397,000, compared to net income of $3.4 million during the second quarter of 2003. For the six months ended June 30, 2004, Legacy Marketing had a net loss of $584,000, compared to net income of $5.8 million during the same period in 2003. The decline in results was primarily due to decreased revenue, partially offset by decreased expenses.

      During the three months and six months ended June 30, 2004, Legacy Marketing commissions and marketing allowances decreased $9.0 million (65%) and $14.7 million (56%) compared to the same periods of 2003. The decrease in Legacy Marketing's sales was due to decreased sales of declared rate annuities partially offset by increased sales of equity index annuities issued by Investors Insurance Corporation. This shift in product mix was primarily due to the continuing low interest rate environment during the six months ended June 30, 2004. The continued low interest rate environment caused many carriers that issue declared rate annuities, such as American National Life Insurance Company ("American National"), to reduce the crediting rates and compensation paid on some of their products. The decrease in crediting rates on these declared rate annuity products helped divert sales to equity index annuities. The affected products accounted for approximately 41% and 39% of our total consolidated revenue for the three and six months ended June 30, 2003 and declined to 10% and

11% of our total consolidated revenue for the three and six months ended June 30, 2004. Revenue from sales of American National products decreased $7.7 million and $12.0 million during the three and six months ended June 30, 2004 compared to the corresponding periods in 2003.

      Legacy Marketing's annuity sales were also negatively affected by Transamerica Life Insurance Company ("Transamerica") lowering the commission rates of several annuity products marketed by Legacy Marketing during 2003 and the Company discontinuing marketing Transamerica products effective May 3, 2004. The affected products accounted for approximately 26% and 19% of our total consolidated revenue for the three months ended June 30, 2004 and 2003. For the six months ended June 30, 2004 and 2003, the affected products accounted for approximately 27% and 19% of our total consolidated revenue. Revenues from sales of Transamerica products decreased $1.6 million and $2.6 million during the three and six months ended June 30, 2004 compared to the same periods in 2003. Revenue from sales of Transamerica products accounted for 28% of our total consolidated revenue during the three and six months ended June 30, 2004. Revenues from the sales of Transamerica products will continue to decrease during the remainder of 2004. We intend to continue providing administrative services in connection with Transamerica products.

      Administrative fees decreased $880,000 (25%) and $1.6 million (22%) during the three months and six months ended June 30, 2004 compared to the same periods in 2003 primarily due to decreased issuing fees resulting from decreased annuity sales. Other income decreased $1.1 million (67%) and $1.6 million (71%) during the three months and six months ended June 30, 2004 compared to the same periods in 2003. This decrease was primarily due to the termination of a performance bonus earned on sales of fixed annuity and life products under the terms of one of the Company's insurance carrier partner contracts during the first six months of 2003. The contract was amended to terminate the bonus program effective July 1, 2003.

      During  the six months  ended June 30,  2004,  Legacy  Marketing  sold and administered  products  on  behalf  of three  unaffiliated  insurance  carriers:
American National, Transamerica and Investors Insurance Corporation. As indicated below, the agreements with these carriers generated a significant portion of our total consolidated revenue:


                               Three months ended June 30,    Six months ended June 30,
                               ---------------------------    -------------------------
                                    2004          2003            2004        2003
                               ------------   ------------    -----------  -----------
       American National             25%           46%             24%         44%
       Transamerica                  28%           20%             28%         22%
       Investors Insurance
       Corporation                   23%           19%             27%         18%

      Legacy Marketing also performs administrative services for products issued by John Hancock Variable Life Insurance Company and IL Annuity and Insurance Company.

      Our   consolidated   revenues  are  derived   primarily   from  sales  and
administration of the following annuity products:


                                                                      Three months ended June 30,     Six months ended June 30,
                                                                      ---------------------------     -------------------------
                                                                           2004         2003               2004         2003
                                                                      ------------- -------------     ------------  ------------
         BenchMark(SM) series (sold on behalf of American National)         24%          46%                23%          43%
         SelectMark(R) series (sold on behalf of Transamerica)              28%          20%                28%          22%
         MarkOne(SM) series (sold on behalf of Investors Insurance
         Corporation)                                                       20%          19%                26%          18%

      As mentioned above, sales of the SelectMark(R) series sold on behalf of Transamerica will effectively cease.

      Legacy Marketing expenses decreased $6.0 million (37%) and $7.3 million (25%) during the three months and six months ended June 30, 2004 compared to the same periods in 2003 primarily due to decreases in selling, general and administrative expenses. Selling, general and administrative expenses decreased $5.9 million (41%) and $6.9 million (27%) primarily due to decreases in sales promotion and support expenses, compensation, and stationary and supplies. Sales promotion and support expenses decreased primarily due to decreased insurance producer related incentive trip expense and decreased sales support expenses due to decreased sales. Compensation decreased primarily due to decreased headcount, reduced use of temporary help, reduced overtime costs and decreased incentive based compensation based on our consolidated year-to-date results. Decreased stationary and supplies were primarily due to reduced sales. Other expenses decreased $201,000 (31%) and $524,000 (37%) during the three and six months ended June 30, 2004 compared to the same periods in 2003 primarily due to decreased leased equipment costs and license fees.

Legacy Financial

      During the second quarter of 2004, Legacy Financial's net loss of $45,000 compared to net losses of $219,000 during the same period of 2003. For the six months ended June 30, 2004, Legacy Financial had net losses of $204,000 compared to net losses of $487,000 during the same period in 2003, due to increased revenues and decreased expenses.

      Legacy Financial revenue increased $116,000 (18%) and $352,000 (28%) during the three months and six months ended June 30, 2004 compared to the same periods in 2003, primarily due to increased commissions resulting from improved equity market conditions in 2004 and increased reimbursable insurance premiums.

      Legacy Financial expenses decreased $163,000 (16%) and $109,000 (5%) during the three months and six months ended June 30, 2004 compared to the same periods in 2003. The decrease in the 2004 expenses is primarily due to a decrease in selling, general and administrative expenses. Selling, general and administrative expenses decreased $137,000 (15%) and $141,000 (8%) for the three and six month periods ending June 30, 2004 compared to the corresponding 2003 periods primarily due to decreased compensation expense.

Imagent Online, LLC

      Imagent Online, LLC ("Imagent") had net losses of $137,000 during the second quarter of 2004 compared to net losses of $146,000 during the second quarter of 2003. During the six months ended June 30, 2004, Imagent had net losses of $278,000 compared to net losses of $300,000 during the same period in 2003. The reduced losses are primarily due to increased revenues. Revenues increased $26,000 (54%) and $45,000 (51%) during the three months and six months ended June 30, 2004 compared to the comparable prior year periods primarily due to increased subscription, fulfillment and licensing revenues.

Values Financial Network, Inc.

      Values Financial Network, Inc. ("VFN") had net losses of $503,000 during the second quarter of 2004 compared to net losses of $144,000 during the second quarter of 2003. During the six months ended June 30, 2004, VFN had net losses of $599,000 compared to net losses of $285,000 during the same period in 2003. The increased losses are due to goodwill impairment losses during the second quarter of 2004. Expenses decreased $80,000 (32%) and $149,000 (31%) during the three and six months ended June 30, 2004 compared to the same periods in 2003 primarily due to decreased depreciation expense resulting from a write-down in the value of long-term assets in the third quarter of 2003.

      When the Company purchased VFN in 2000, part of the purchase price was for goodwill. Before January 1, 2002, the Company amortized the goodwill on a straight-line basis over 10 years, which was its estimated useful life. Pursuant to Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," the Company ceased amortizing goodwill on January 1, 2002. As required by SFAS 142, the Company performs an annual goodwill impairment test. The impairment test of SFAS 142 requires the Company to measure fair value of the reporting unit. The Company established fair value by preparing a forecast of the discounted value of future cash flows expected to be derived from VFN.

      During 2002, the Company revised the business model for VFN to focus on corporate and individual producer sales and its projections of future cash flows supported the balance of goodwill. In early 2003 the Company further refined its business model for VFN, including identifying a new market and committing additional resources to develop the business. During 2003, due to the failure of VFN to produce revenues as projected, the Company updated its annual measurement of fair value of VFN. The fair value measurement based on a revised cash flow forecast was predicated on VFN realizing a lower level of sales. This forecast of cash flows did not support the balance of goodwill, and the Company recorded a goodwill impairment loss of $491,000 during 2003. Projections of future cash flows supported the remaining balance of goodwill.

      During the second quarter of 2004, due to the failure of VFN to produce revenues as projected, particularly in the corporate arena, management decided to cease actively marketing to the corporate market. As a result, management lowered its expectations for future sales. This event met the criteria of a "triggering event" for testing the recoverability of long-lived assets as required by Statement of Financial Accounting Standards No. 144 ("SFAS 144")

"Accounting for the Impairment or Disposal of Long-Lived Assets". Accordingly, the Company compared the carrying amount of VFN's long-lived assets to the projected sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Based on the fact that the sum of the undiscounted cash flows exceeded VFN's assets, the Company concluded no impairment had occurred to the long-lived assets.

      As a result of performing the impairment tests required under SFAS 144, the Company was then required under the provisions of SFAS 142 to perform a goodwill impairment test using the revised cash flow forecast discounted at an appropriate cost of capital. The results of this test indicated that the Company's goodwill was not recoverable. Accordingly, the Company recorded a goodwill impairment loss of $679,000 during the second quarter of 2004.

Other Segment

      During the second quarter of 2004, net income from Legacy Advisory Services was $33,000, compared to net income of $39,000 during the second quarter of 2003. For the six months ended June 30, 2004, net income from Legacy Advisory Services was $96,000, compared to net income of $63,000 during the same period in 2003. These favorable changes were primarily due to increased advisory fee revenues.

Liquidity and Capital Resources

      Net cash used by operating activities was $1.9 million for the six months ended June 30, 2004 compared to net cash provided by operating activities of $9.5 million for the same period in 2003. The change was primarily due to decreased operating results, decreased income taxes payable due to a pre-tax loss in the first six months of 2004, decreased accounts payable and accrued liabilities primarily due to the payment of bonuses to wholesalers based on their achievement of predetermined 2003 sales targets, payments of employee incentive bonuses and costs associated with a Producer incentive trip, and an increase in prepaid expenses and deposits compared to a decrease in 2003, offset in part by decreased accounts receivable primarily due to increased payments from our carriers during the first six months of 2004, compared to the same period in 2003 and an impairment of goodwill in 2004.

      Net cash used in investing activities was $2.5 million for the six months ended June 30, 2004 compared to net cash used by investing activities of $3.4 million for the six months ended June 30, 2003. The decrease was due to reduced purchases of available-for-sale investments partially offset by construction costs related to our new servicing facility building in Rome, Georgia and computer software costs.

      Net cash provided by financing activities was $1.9 million for the six months ended June 30, 2004 compared to net cash used by financing activities of $898,000 for the six months ended June 30, 2003. The change was primarily due to net proceeds from our construction loan to finance the new building in Rome, Georgia.

      During 2003, the Company began construction of a new building in Rome, Georgia and established a $2.7 million loan facility to finance construction costs. During April 2004 the Company refinanced its construction loan replacing it with a $2.9 million variable interest rate note indexed to LIBOR plus 1.9%. The note is payable over ten years in monthly installments of principal and interest based on a 20-year term. At the end of the ten years, the Company must pay the balance of the principal due on the note. The outstanding balance of the note as of June 30, 2004 was $2.9 million. To manage interest expense, the Company entered into an interest rate swap agreement for the notional amount of the note, to modify its interest characteristics from a variable rate to a fixed rate. The April 2004 swap agreement involves the exchange of interest obligations from April 2004 through April 2014 whereby the Company pays a fixed rate of 6.8% in exchange for LIBOR plus 1.9%.

      We used $1.9 million of cash in our operations during the six months ended June 30, 2004 and incurred consolidated net losses of $1.6 million. If our consolidated net losses continue, or if requests to repurchase redeemable common stock increase significantly, a cash shortfall could ultimately occur. We believe that existing cash and investment balances, together with anticipated cash flow from operations, will provide sufficient funding for the foreseeable future. However, in the event that a cash shortfall occurred, we believe that adequate financing could be obtained to meet our cash flow needs. There can be no assurances that such financing would be available on favorable terms.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes in the Company's market risk, interest rate risk, credit risk, or equity price risk since December 31, 2003, except as follows.

      To manage interest expense, the Company entered into a hedging transaction whereby it purchased an interest rate swap with the same notional amount as the mortgage note on its new Rome, Georgia service facility. This swap changes the interest characteristics of the note from a variable rate to a fixed rate. The April 2004 swap agreement involves the exchange of interest obligations from April 2004 through April 2014 whereby the Company pays a fixed rate of 6.8% in exchange for LIBOR plus 1.9%.

      Please see the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for more information concerning Quantitative and Qualitative Disclosures About Market Risk.


Item 4.  Controls and Procedures

      The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives. As of June 30, 2004, the Company's Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company's management, the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during the period covered by this report.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The Company is not involved in any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

      The following matters were submitted to a vote of our shareholders at the Annual Meeting of Shareholders held on June 10, 2004:

                                                                                            For        Against      Abstain/Withheld
                                                                                            ---        -------      ----------------
       1.   Election of five (5) Directors to hold office until the Annual
            Meeting of Shareholders in 2005 and until their successors are duly elected. The nominees are listed as follows:
            a.       Lynda L. Regan                                                      12,683,958       --              77
            b.       R. Preston Pitts                                                    12,683,994       --              41
            c.       Ute Scott-Smith                                                     12,683,958       --              77
            d.       J. Daniel Speight, Jr.                                              12,684,010       --              25
            e.       Dr. Donald Ratajczak                                                12,684,001       --              34

       2.   Ratification of the appointment of PricewaterhouseCoopers LLP as the
            Company's independent auditors for the year ended
            December 31, 2004.                                                            12,682,554     1,387            94


Item 6.  Exhibits and Reports on Form 8-K


(a)   Exhibits

Exhibit 10.1 Commercial Note between SunTrust Bank and the Company executed April 23, 2004.

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


(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the second quarter of 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REGAN HOLDING CORP.


Date: August 12, 2004              Signature:  /s/ R. Preston Pitts
                                              ----------------------------------
                                              R. Preston Pitts
                                              President, Chief Operating Officer
                                              and Chief Financial Officer

                                INDEX TO EXHIBITS



Number            Description
------            -----------

Exhibit 10.1 Commercial Note between SunTrust Bank and the Company executed April 23, 2004.

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