Form 10-Q
period 2004-09-30
REGAN HOLDING CORP
filed 2004-11-12
CIK 870069

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
     ____________


                         Commission File Number: 0-19704

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

                                 Yes |_| No |X|


      As  of  November  5,  2004,   there  were  23,034,000   shares  of  Common
Stock-Series  A  outstanding  and  553,000  shares  of  Common   Stock-Series  B
outstanding.


================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                                                            September 30,      December 31,
                                                                                2004              2003
                                                                            -----------        -----------
                                                                            (Unaudited)
Assets
Cash and cash equivalents                                                   $ 3,309,000        $ 9,908,000
Trading investments                                                           6,978,000          6,308,000
Available-for-sale investments                                                2,504,000          5,939,000
Accounts receivable, net of allowance of $617,000 and $866,000
     at September 30, 2004 and December 31, 2003                              2,291,000          4,225,000
Prepaid expenses and deposits                                                   818,000            803,000
Deferred taxes                                                                  707,000          1,356,000
                                                                            -----------        -----------
        Total current assets                                                 16,607,000         28,539,000
                                                                            -----------        -----------
Net fixed assets                                                             27,644,000         24,278,000
Deferred taxes                                                                1,746,000          1,170,000
Goodwill                                                                           --              679,000
Intangible assets, net                                                          140,000            196,000
Option to purchase Investors Insurance Company                                2,975,000          1,200,000
Other assets                                                                    939,000          1,053,000
                                                                            -----------        -----------
     Total non current assets                                                33,444,000         28,576,000
                                                                            -----------        -----------
     Total assets                                                           $50,051,000        $57,115,000
                                                                            ===========        ===========

Liabilities, redeemable common stock, and shareholders' equity
Liabilities
Accounts payable and accrued liabilities                                    $ 5,658,000        $10,790,000
Income taxes payable                                                              3,000          1,990,000
Current portion of notes payable                                                195,000            307,000
                                                                            -----------        -----------
     Total current liabilities                                                5,856,000         13,087,000
                                                                            -----------        -----------
Deferred compensation payable                                                 6,895,000          6,257,000
Other liabilities                                                             1,060,000            196,000
Notes payable, less current portion                                           9,759,000          7,083,000
                                                                            -----------        -----------
     Total non current liabilities                                           17,714,000         13,536,000
                                                                            -----------        -----------
     Total liabilities                                                       23,570,000         26,623,000
                                                                            -----------        -----------

Redeemable common stock, Series A and B                                       8,084,000          8,964,000
                                                                            -----------        -----------

Shareholders' equity
Preferred stock, no par value:  Authorized:  100,000,000 shares;
     No shares issued or outstanding                                               --                 --
Series A common stock, no par value:
     Authorized:  45,000,000 shares; issued and outstanding:
     20,167,000 shares and 20,252,000 shares at September 30, 2004
     and December 31, 2003                                                    3,068,000          3,158,000
Common stock committed                                                           25,000             25,000
Paid-in capital                                                               6,523,000          6,510,000
Retained earnings                                                             8,781,000         11,779,000
Accumulated other comprehensive income, net                                        --               56,000
                                                                            -----------        -----------
     Total shareholders' equity                                              18,397,000         21,528,000
                                                                            -----------        -----------
Total liabilities, redeemable common stock, and shareholders' equity        $50,051,000        $57,115,000
                                                                            ===========        ===========

                       See notes to financial statements.

                       REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                   For the Three Months Ended           For the Nine Months Ended
                                                                          September 30,                      September 30,
                                                                 ------------------------------      ------------------------------
                                                                     2004              2003              2004              2003
                                                                 ------------      ------------      ------------      ------------
Revenue
    Marketing allowances and commission overrides                $  3,838,000      $ 10,984,000      $ 16,788,000      $ 37,419,000
    Trailing commissions                                            1,165,000         1,755,000         3,655,000         5,169,000
    Administrative fees                                             2,460,000         3,542,000         7,999,000        10,678,000
    Other revenue                                                     418,000           512,000         1,510,000         3,052,000
                                                                 ------------      ------------      ------------      ------------
    Total revenue                                                   7,881,000        16,793,000        29,952,000        56,318,000
                                                                 ------------      ------------      ------------      ------------

Expenses
    Selling, general and administrative                             8,637,000        13,676,000        29,475,000        41,550,000
    Depreciation and amortization                                   1,050,000         1,009,000         3,255,000         3,129,000
    Goodwill impairment losses                                           --             491,000           679,000           491,000
    Other                                                             603,000         1,134,000         1,775,000         2,819,000
                                                                 ------------      ------------      ------------      ------------
    Total expenses                                                 10,290,000        16,310,000        35,184,000        47,989,000
                                                                 ------------      ------------      ------------      ------------

Operating income (loss)                                            (2,409,000)          483,000        (5,232,000)        8,329,000
                                                                 ------------      ------------      ------------      ------------

Other income
Investment income, net                                                158,000           102,000           411,000           257,000
Interest expense                                                       (2,000)           (6,000)           (7,000)          (26,000)
                                                                 ------------      ------------      ------------      ------------
    Total other income, net                                           156,000            96,000           404,000           231,000
                                                                 ------------      ------------      ------------      ------------

Income (loss) before income taxes                                  (2,253,000)          579,000        (4,828,000)        8,560,000
Provision for (benefit from) income taxes                            (850,000)          213,000        (1,856,000)        3,431,000
                                                                 ------------      ------------      ------------      ------------

Net income (loss) before accretion of redeemable
    common stock                                                   (1,403,000)          366,000        (2,972,000)        5,129,000
Accretion of redeemable common stock                                     --                --              29,000           (70,000)
                                                                 ------------      ------------      ------------      ------------
Net income (loss) available for common shareholders              $ (1,403,000)     $    366,000      $ (2,943,000)     $  5,059,000
                                                                 ============      ============      ============      ============

Basic earnings (loss) per share:
Earnings (loss) available for common shareholders                $      (0.06)     $       0.02      $      (0.12)     $       0.21
Weighted average shares outstanding                                23,672,000        24,292,000        23,865,000        24,519,000
Diluted earnings (loss) per share:
Earnings (loss) available for common shareholders                $      (0.06)     $       0.01      $      (0.12)     $       0.18
Weighted average shares outstanding                                23,672,000        27,185,000        23,865,000        27,348,000

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)


                                                                                                        Accumulated
                                      Series A Common Stock       Common                                   Other
                                     ------------------------     Stock       Paid-in      Retained    Comprehensive
                                       Shares       Amount      Committed     Capital      Earnings        Income        Total
                                     -----------  -----------  -----------  -----------  ------------  -------------  ------------
Balance December 31, 2003             20,252,000  $ 3,158,000  $    25,000  $ 6,510,000  $ 11,779,000  $    56,000    $ 21,528,000
  Comprehensive loss,
      net of tax:
  Net loss                                                                                 (2,972,000)                  (2,972,000)
  Net unrealized losses
      on investments                                                                                       (56,000)        (56,000)
                                                                                                                      ------------
      Total comprehensive loss                                                                                          (3,028,000)
  Retirement of common stock upon
      voluntary repurchases              (85,000)     (90,000)                                (55,000)                    (145,000)
  Accretion to redemption value of
      redeemable common stock                                                                  29,000                       29,000
  Producer stock option expense                                                  13,000                                     13,000
                                     -----------  -----------  -----------  -----------  ------------  -------------  ------------
Balance September 30, 2004
  (unaudited)                         20,167,000  $ 3,068,000  $    25,000  $ 6,523,000  $  8,781,000   $       --    $ 18,397,000
                                     ===========  ===========  ===========  ===========  ============  =============  ============

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                        For the Nine Months Ended
                                                                              September 30,
                                                                      ----------------------------
                                                                          2004            2003
                                                                      ------------    ------------
Cash flows from operating activities:
Net income (loss)                                                     $ (2,972,000)   $  5,129,000
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
    Depreciation and amortization                                        3,255,000       3,129,000
    Write-off of fixed assets                                               64,000         648,000
    Impairment of goodwill and intangible assets                           679,000         538,000
    Unrealized gains on trading securities, net                           (181,000)       (986,000)
    Other                                                                 (102,000)        336,000
Changes in operating assets and liabilities:
    Purchases of trading securities, net                                  (485,000)       (108,000)
    Accounts receivable                                                  1,952,000      (1,269,000)
    Prepaid expenses and deposits                                          (15,000)      1,414,000
    Income taxes receivable and payable                                 (1,987,000)     (1,182,000)
    Deferred tax assets                                                    110,000        (317,000)
    Accounts payable and accrued liabilities                            (5,132,000)      2,734,000
    Deferred compensation payable                                          638,000       1,113,000
    Other operating assets and liabilities                                (797,000)       (487,000)
                                                                      ------------    ------------
    Net cash provided by (used in) operating activities                 (4,973,000)     10,692,000
                                                                      ------------    ------------
Cash flows from investing activities:
Purchases of available-for-sale securities                              (2,101,000)     (5,876,000)
Proceeds from sales and maturities of available-for-sale securities      5,536,000       3,931,000
Purchases of fixed assets                                               (6,629,000)     (2,699,000)
                                                                      ------------    ------------
    Net cash used in investing activities                               (3,194,000)     (4,644,000)
                                                                      ------------    ------------
Cash flows from financing activities:
Proceeds from note payable                                               5,025,000            --
Payments toward note payable                                            (2,461,000)        (82,000)
Repurchases of redeemable common stock                                    (851,000)     (1,033,000)
Voluntary repurchases of common stock                                     (145,000)       (396,000)
                                                                      ------------    ------------
    Net cash provided by (used in) financing activities:                 1,568,000      (1,511,000)
                                                                      ------------    ------------
Net increase (decrease) in cash and cash equivalents                    (6,599,000)      4,537,000
Cash and cash equivalents, beginning of period                           9,908,000       4,793,000
                                                                      ------------    ------------
Cash and cash equivalents, end of period                              $  3,309,000    $  9,330,000
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

      The Consolidated Financial Statements are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company's consolidated financial position and results of operations. The results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which was filed by the Company with the Securities and Exchange Commission on March 30, 2004.


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

      The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                                      For the Three Months Ended        For the Nine Months Ended
                                                                             September 30,                    September 30,
                                                                     ---------------- -----------    ------------------------------
                                                                          2004           2003             2004             2003
                                                                     -------------    -----------    -------------    -------------
      Net income (loss) available for common
         shareholders, as reported                                   $  (1,403,000)   $   366,000    $  (2,943,000)   $   5,059,000
      Deduct:  Total stock-based employee
         compensation expense determined under the fair
         value method for all awards, net of related tax effects           (75,000)      (115,000)        (212,000)        (312,000)
                                                                     -------------    -----------    -------------    -------------
      Pro forma net income (loss) available for common
         shareholders                                                $  (1,478,000)   $   251,000    $  (3,155,000)   $   4,747,000
                                                                     =============    ===========    =============    =============
      Earnings (loss) per share:

      Basic - as reported                                            $       (0.06)   $      0.02    $       (0.12)   $        0.21
      Basic - pro forma                                              $       (0.06)   $      0.01    $       (0.13)   $        0.19

      Diluted - as reported                                          $       (0.06)   $      0.01    $       (0.12)   $        0.18
      Diluted - pro forma                                            $       (0.06)   $      0.01    $       (0.13)   $        0.17

3.    Earnings (Loss) per Share

                                                                         For the Three Months Ended       For the Nine Months Ended
                                                                                September 30,                  September 30,
                                                                        ---------------------------     ----------------------------
                                                                           2004            2003            2004             2003
                                                                        -----------      ----------     -----------      -----------
      Net income (loss) available for common
         shareholders, as reported                                      $(1,403,000)     $  366,000     $(2,943,000)     $ 5,059,000
                                                                        ===========      ==========     ===========      ===========
      Reconciliation of shares used in basic and diluted
         earnings per share calculations:
      Basic:
      Weighted average common shares outstanding                         23,672,000      24,292,000      23,865,000       24,519,000
                                                                        ===========      ==========     ===========      ===========
      Basic net income (loss) per share                                 $     (0.06)     $     0.02     $     (0.12)     $      0.21
                                                                        ===========      ==========     ===========      ===========
      Diluted:
      Weighted average common shares outstanding                         23,672,000      24,292,000      23,865,000       24,519,000
      Dilutive effect of stock options                                         --         2,893,000            --          2,829,000
                                                                        -----------      ----------     -----------      -----------
      Shares used in diluted net income (loss) per share
         calculation                                                     23,672,000      27,185,000      23,865,000       27,348,000
                                                                        ===========      ==========     ===========      ===========
      Diluted net income (loss) per share                               $     (0.06)     $     0.01     $     (0.12)     $      0.18
                                                                        ===========      ==========     ===========      ===========

      As the Company incurred net losses in the three and nine months ended September 30, 2004, options to purchase 15.5 million shares of the Company's common stock were excluded from the computation of diluted net loss per share for those periods, as the effect would have been antidilutive. Options to purchase 15,000 shares and 639,000 shares of the Company's common stock were excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2003, as the options' exercise price was greater than the average market price of the common stock and, therefore, the effect would have been antidilutive.


4.    Comprehensive Income (Loss)

      Total comprehensive loss for the three and nine months ended September 30, 2004 was $1,434,000 and $3,028,000. For the three and nine months ended September 30, 2003, total comprehensive income was $350,000 and $5,159,000.


5.    Option to Purchase Investors Insurance Corporation

      On July 1, 2002, the Company entered into a Purchase Option Agreement with SCOR Life U.S. Re Insurance Company ("SCOR"), a 100% owner of the outstanding capital stock of Investors Insurance Corporation ("IIC"). Pursuant to the terms of the agreement, SCOR has granted the Company the right to purchase the outstanding capital stock of IIC in exchange for annual option fees. The Company has paid annual option fees totaling approximately $3.0 million as of September 30, 2004. The Company has the right to exercise the option at any time prior to the expiration date on June 30, 2005. If the Company elects to exercise the option, it must complete the purchase transaction within two years of exercising the option. Upon completion of a purchase transaction, the option fees will be included in the purchase price. If the option expires unused, the fees paid will be expensed.


6.    Notes Payable

      The Company has a mortgage of $7.1 million on the office building which houses its headquarters. Payment in full of this note is due on August 1, 2012. Payments are due on the note based on a 25-year amortization schedule. On August 1, 2012, the Company must pay the remaining principal due on the note which will be approximately $5.9 million. Prior to August 1, 2006 the interest rate on the note is 6.95%. Thereafter, the interest rate will be equal to LIBOR plus 2.55%, adjusted semi-annually, subject to a maximum semi-annual 1.00% increase/decrease in the interest rate. The maximum interest rate is 10.50%. As of September 30, 2004, the balance due on the note was $7.1 million.

      During 2003, the Company began construction of a new building in Rome, Georgia and established a $2.7 million loan facility to finance construction costs. The balance due under this loan facility on December 31, 2003 was $191,000. During April 2004, the Company refinanced its construction loan replacing it with a $2.9 million variable interest rate note indexed to LIBOR plus 1.9%. The note is payable over ten years in monthly installments of principal, amortized on the basis of a 20-year term, and interest. At the end of the ten years, the Company must pay the balance of the principal due on the note. The outstanding balance of the note as of September 30, 2004 was $2.8 million. To manage interest expense, the Company entered into an interest rate swap agreement with a notional amount equal to the principal balance of the note which modifies its interest expense from a variable rate to a fixed rate. The April 2004 swap agreement involves the exchange of interest obligations from April 2004 through April 2014 whereby the Company pays a fixed rate of 6.8% in exchange for LIBOR plus 1.9%.


7.    Derivative Financial Instruments

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

      In April 2004 the Company entered into an interest rate swap agreement with a current notional amount of $2.8 million to hedge the interest expense associated with its LIBOR-based borrowings. The Company designates the interest rate swap as a qualifying cash flow hedge under SFAS 133.


8.   Values Financial Network, Inc.

      When the Company purchased Values Financial Network, Inc. ("VFN") in 2000, part of the purchase price was for goodwill. Before January 1, 2002, the Company amortized the goodwill on a straight-line basis over 10 years, which was its estimated useful life. Pursuant to Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," the Company ceased amortizing goodwill on January 1, 2002. As required by SFAS 142, the Company performs an annual goodwill impairment test. The impairment test of SFAS 142 requires the Company to measure fair value of the reporting unit. The Company establishes fair value by preparing a forecast of the discounted value of future cash flows expected to be derived from VFN.

      During 2002, the Company revised the business model for VFN to focus on corporate and individual producer sales. The VFN projections of future cash flows supported the balance of goodwill at that time. In early 2003, the Company further refined its business model for VFN, including identifying a new market and committing additional resources to develop the business. During 2003, due to the failure of VFN to produce revenues as projected, the Company updated its annual measurement of fair value of VFN. The fair value measurement based on a revised cash flow forecast was predicated on VFN realizing a lower level of sales. This forecast of cash flows did not support the balance of goodwill, and the Company recorded a goodwill impairment loss of $491,000 during 2003. Projections of future cash flows supported the remaining balance of goodwill at that time.

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

      As a result of performing the impairment tests required under SFAS 144, the Company was then required under the provisions of SFAS 142 to perform a goodwill impairment test using the revised cash flows forecast discounted at an appropriate cost of capital. The results of this test indicated that the Company's goodwill was not recoverable. Accordingly, the Company recorded a goodwill impairment loss of $679,000 during the second quarter of 2004.

9.   Segment Information

                                               Total Revenue                                      Net Income (Loss)
                         ------------------------------------------------------  --------------------------------------------------
                             Three Months Ended           Nine Months Ended         Three Months Ended        Nine Months Ended
                                September 30,               September 30,              September 30,             September 30,
                         --------------------------  --------------------------  ------------------------  ------------------------
                             2004          2003          2004          2003          2004         2003         2004         2003
                         ------------  ------------  ------------  ------------  -----------  -----------  -----------  -----------
   Legacy Marketing
   Group                 $  7,116,000  $ 15,983,000  $ 27,523,000  $ 54,378,000  $(1,162,000) $ 1,255,000  $(1,747,000) $ 7,027,000
   Legacy Financial
   Services, Inc.             725,000       821,000     2,313,000     2,057,000     (114,000)    (118,000)    (320,000)    (605,000)
   Imagent Online, LLC         83,000        98,000       217,000       186,000      (77,000)    (137,000)    (353,000)    (437,000)
   Values Financial
   Network, Inc.               10,000         9,000        30,000        20,000      (79,000)    (656,000)    (677,000)    (941,000)
   Other                      111,000        37,000       338,000       149,000       29,000       22,000      125,000       85,000
   Intercompany
   Eliminations              (164,000)     (155,000)     (469,000)     (472,000)        --           --           --           --
                         ------------  ------------  ------------  ------------  -----------  -----------  -----------  -----------
   Total                 $  7,881,000  $ 16,793,000  $ 29,952,000  $ 56,318,000  $(1,403,000) $   366,000  $(2,972,000) $ 5,129,000
                         ============  ============  ============  ============  ===========  ===========  ===========  ===========

                                                 Total Assets
                                        ----------------------------
                                        September 30,   December 31,
                                            2004            2003
                                        ------------    ------------

      Legacy Marketing Group            $ 47,747,000    $ 54,698,000
      Legacy Financial Services, Inc.      1,344,000       2,034,000
      Imagent Online, LLC                    493,000         622,000
      Values Financial Network, Inc.       1,407,000       2,019,000
      Other                                  593,000         403,000
      Intercompany Eliminations           (1,533,000)     (2,661,000)
                                        ------------    ------------
      Total                             $ 50,051,000    $ 57,115,000
                                        ============    ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      Certain statements contained in this document, including Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of Regan Holding Corp. and its businesses to be materially different from that expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, among other things, the following: general economic and business conditions; political and social conditions; government regulations, especially regulations affecting the insurance industry; regulatory initiatives and compliance with governmental regulations; the effects upon insurance markets and upon insurance industry business practices and relationships due to investigations and regulatory activities by the California Attorney General's Office, the New York Attorney General's Office, the California Department of Insurance, and other authorities concerning, among other things, insurance broker practices, contingent commission arrangements and bid solicitation activities; demographic changes; the ability to adapt to changes resulting from acquisitions or new ventures; and various other factors referred to in Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Regan Holding Corp. assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

Recent Industry Developments

      On October 29, 2004, the California Attorney General's Office announced the launch of a formal investigation into possible anti-trust violations and fraud by insurance companies and brokers, including bid rigging and other anti-competitive conduct in the insurance industry. Other state authorities have announced similar investigations. In addition, California Insurance Commissioner John Garamendi has released for public review a proposed new set of regulations addressing broker conduct. As currently drafted, the proposed regulations would, among other things, impose penalties on brokers who fail to disclose all material facts surrounding their receipt or potential receipt of income from a third party flowing from a transaction on behalf of a client.

      Also, the National Association of Insurance Commissioners ("NAIC") recently announced that it has formed the NAIC Executive Task Force on Broker Activities to gather facts and coordinate activities to address alleged criminal misconduct and violations of existing insurance laws involving insurance companies and insurance brokers. The Task Force is comprised of 13 member states, including California, and will pursue a three-pronged action plan designed to coordinate multi-state interest and inquiries, leverage state expertise and resources, engage consumers and develop a model act for brokers' disclosure of compensation.

      The Company's core business consists of selling fixed annuity products, on behalf of insurance carriers, through a network of approximately 27,000 independent insurance brokers that the Company refers to as "Producers." If the proposed California regulations were to be adopted in their current form, or similar regulations were to be adopted in other jurisdictions, the Producers would have to disclose to potential purchasers of fixed annuity products, compensation they may receive from the Company or the insurance carriers, as a result of such sales. The Company is unable to predict whether these proposed regulations will become law or the final form in which the proposed regulations will be enacted and whether other new initiatives may affect the Company's business and the demand for the fixed annuity products that the Company markets. It is possible, however, that enactment of the proposed California regulations, or similar regulations in other jurisdictions, or the consequences of the announced investigations or other similar investigations, could have a material adverse effect on the insurance industry in general or on the Company's financial condition and results of operations.

Overview

      On July 1, 2002, the Company entered into a Purchase Option Agreement with SCOR Life U.S. Re Insurance Company ("SCOR"), a 100% owner of the outstanding capital stock of Investors Insurance Corporation ("IIC"). Pursuant to the terms of the agreement, SCOR has granted the Company the right to purchase the outstanding capital stock of IIC in exchange for annual option fees. The Company has paid annual option fees totaling approximately $3.0 million as of September 30, 2004. The Company has the right to exercise the option at any time prior to the expiration date on June 30, 2005. If the Company elects to exercise the option, it must complete the purchase transaction within two years of exercising the option. The Company is exploring various methods to finance the acquisition of IIC, including the issuance of debt or equity securities by the Company or a subsidiary of the Company. As a result, it is possible that the Company will issue a significant amount of debt or equity securities to one or more new investors. Any such issuance of equity securities would likely reduce the percentage ownership of the Company held by current shareholders.

Regan Holding Corp. Consolidated

      We had a consolidated net loss of $1.4 million during the three months ended September 30, 2004, compared to consolidated net income of $366,000 during the same period in 2003. For the nine months ended September 30, 2004, we had a consolidated net loss of $3.0 million, compared to consolidated net income of $5.1 million during the nine months ended September 30, 2003. These unfavorable changes of $1.8 million and $8.1 million were primarily due to a net loss incurred by Legacy Marketing Group ("Legacy Marketing") in each period presented in 2004, compared to net income in each period presented in 2003, which was partially offset by decreased net losses from Values Financial Network in both periods and lower losses from Legacy Financial Services ("Legacy Financial") for the nine month period.

Legacy Marketing

      During the three months ended September 30, 2004, Legacy Marketing had a net loss of $1.2 million, compared to net income of $1.3 million during the same period in 2003. For the nine months ended September 30, 2004, Legacy Marketing had a net loss of $1.7 million, compared to net income of $7.0 million during the same period in 2003. The decline in results was primarily due to decreased revenue, partially offset by decreased expenses.

      During the three months and nine months ended September 30, 2004, Legacy Marketing commissions and marketing allowances decreased $7.8 million (64%) and $22.6 million (55%), compared to the same periods in 2003. The decrease in each period was primarily due to decreased sales of fixed annuities issued by Legacy Marketing's carriers. The low interest rate environment continues to cause many carriers that issue declared rate annuities, such as American National Life Insurance Company ("American National"), to reduce the crediting rates and compensation paid to us and our network of Producers on certain products. As a result, sales of the affected products in the first nine months and third quarter of 2004 were lower than in the comparable periods of 2003. The affected products accounted for approximately 29% and 36% of our total consolidated revenue for the three and nine months ended September 30, 2003, and only 3% and 9% of our total consolidated revenue for the three and nine months ended September 30, 2004. Revenues from sales of American National products decreased $3.0 million and $15.0 million during the three and nine months ended September 30, 2004, compared to the corresponding periods in 2003.

      Legacy Marketing's annuity sales were also negatively affected by Transamerica Life Insurance Company ("Transamerica") and Legacy Marketing
deciding  to  discontinue  the  marketing  of  Transamerica  products  that were marketed exclusively by Legacy Marketing, effective May 3, 2004. Legacy Marketing continues to offer other Transamerica products and is currently working with Transamerica to develop new products that Legacy Marketing will market exclusively. Legacy Marketing expects to begin marketing these Transamerica products in the near future. The discontinued products accounted for approximately 17% and 29% of our total consolidated revenue for the three months ended September 30, 2004 and 2003. For the nine months ended September 30, 2004 and 2003, the affected products accounted for approximately 25% and 22% of our total consolidated revenue. Revenues from sales of Transamerica products decreased $3.5 million and $6.1 million during the three and nine months ended September 30, 2004, compared to the same periods in 2003. Revenue from sales of Transamerica products accounted for 20% and 26% of our total consolidated revenue during the three and nine months ended September 30, 2004. We expect revenues from the sales of Transamerica products will continue to decrease during the remainder of 2004. We intend to continue providing administrative services in connection with Transamerica products.

      We also experienced a decrease in sales of fixed annuities issued by IIC during 2004. We believe the decrease was primarily attributable to a downgrade in the A.M. Best credit rating of IIC from an A- rating to a B++ rating in September 2003. Revenues from the sales of IIC products decreased $1.8 million and $2.9 million during the three and nine months ended September 30, 2004, compared to the same periods in 2003. Revenue from sales of IIC products accounted for 28% of our total consolidated revenue during the three and nine months ended September 30, 2004.

      Administrative fees decreased $1.1 million (31%) and $2.7 million (25%) during the three months and nine months ended September 30, 2004, compared to the same periods in 2003, primarily due to decreased issuing fees resulting from decreased fixed annuity sales. Other income increased $29,000 (16%) and decreased $1.6 million (64%) during the three months and nine months ended September 30, 2004, compared to the same periods in 2003. This decrease in the nine months ended September 30, 2004 was primarily due to a performance bonus earned during the first half of 2003 on sales of fixed annuity and life products under the terms of one of the Company's insurance carrier partner contracts. The contract was amended to terminate the bonus program effective July 1, 2003.

      During the nine months ended September 30, 2004, Legacy Marketing sold and administered products on behalf of three unaffiliated insurance carriers:
American National, Transamerica and Investors Insurance Corporation. As indicated below, the agreements with these carriers generated a significant portion of our total consolidated revenue:

                            Three Months Ended             Nine Months Ended
                               September 30,                 September 30,
                        ---------------------------    ------------------------
                            2004          2003            2004         2003
                        -------------  ------------    -----------  -----------
American National            26%           30%             24%          40%
Transamerica                 20%           30%             26%          24%
Investors Insurance
Corporation                  28%           24%             28%          20%

      Legacy Marketing also performs administrative services for products issued by John Hancock Variable Life Insurance Company and IL Annuity and Insurance Company.

      Our   consolidated   revenues  were  derived   primarily  from  sales  and
administration of the following annuity products:

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ------------------------  ------------------------
                                                                     2004        2003          2004         2003
                                                                  ----------- ------------  ------------ -----------
BenchMark(SM) series (sold on behalf of American National)            24%         30%           23%          39%
SelectMark(R) series (sold on behalf of Transamerica)                 20%         30%           26%          24%
MarkOne(SM) series (sold on behalf of Investors Insurance
  Corporation)                                                        19%         24%           24%          20%


      As mentioned above, sales of the SelectMark(R) series sold on behalf of Transamerica will continue to decrease during the remainder of 2004.

      Legacy Marketing expenses decreased $4.9 million (35%) and $12.2 million (28%) during the three months and nine months ended September 30, 2004, compared to the same periods in 2003, primarily due to decreases in selling, general and administrative expenses. Selling, general and administrative expenses decreased $4.8 million (38%) and $11.7 million (31%) primarily due to decreases in sales promotion and support expenses, employee compensation, and stationery and supplies. Sales promotion and support expenses decreased primarily due to decreased insurance Producer-related bonuses and incentive trip expense, and decreased sales support expenses resulting from decreased sales. Employee compensation decreased primarily due to decreased headcount, reduction in temporary help, reduced employee overtime and decreased incentive-based compensation based upon our consolidated year to date operating results. Decreased stationery and supplies were primarily due to reduced sales. Other expenses decreased $160,000 (25%) and $684,000 (33%) during the three and nine months ended September 30, 2004, compared to the same periods in 2003. The decrease was primarily due to decreased leased equipment costs and a decrease in losses on disposal of fixed assets.

Legacy Financial

      During the third quarter of 2004, Legacy Financial had a net loss of $114,000, compared to a net loss of $118,000 during the same period in 2003. For the nine months ended September 30, 2004, Legacy Financial had a net loss of $320,000, compared to a net loss of $605,000 during the same period in 2003, due to increased revenues and decreased expenses.

      Legacy Financial revenue decreased $96,000 (12%) and increased $256,000 (12%) during the three months and nine months ended September 30, 2004, compared to the same periods in 2003. The decrease in the three months ended September 30, 2004, was primarily due to decreased reimbursable insurance premiums and sponsorship revenues, partially offset by an increase in commissions resulting from improved equity market conditions in 2004. There was also an increase in commissions in the nine months ended September 30, 2004, compared to the same period in 2003, which was partially offset by a decrease in reimbursable insurance premiums and sponsorship revenues.

      Legacy Financial's expenses decreased $119,000 (12%) and $224,000 (7%) during the three months and nine months ended September 30, 2004, compared to the same periods in 2003. The decrease in the 2004 expenses was primarily due to a decrease in selling, general and administrative expenses. Selling, general and administrative expenses decreased $128,000 (14%) and $266,000 (10%) for the three and nine months ended September 30, 2004, compared to the corresponding 2003 periods. The decrease was primarily due to decreased employee compensation expense resulting from a reduced headcount.

Imagent Online, LLC

      Imagent Online, LLC ("Imagent") had a net loss of $77,000 during the three months ended September 30, 2004, compared to a net loss of $137,000 during the same period in 2003. During the nine months ended September 30, 2004, Imagent had a net loss of $353,000, compared to a net loss of $437,000 during the same period in 2003. The reduced losses are primarily due to a reduction in expenses. Expenses decreased $113,000 (35%) and $110,000 (12%) during the three months and nine months ended September 30, 2004, compared to the corresponding 2003 periods, primarily due to decreased employee compensation resulting from a reduced headcount. In addition, there were decreases in professional fees and equipment costs in each of the periods.

Values Financial Network, Inc.

      Values Financial Network, Inc. ("VFN") had a net loss of $79,000 during the three months ended September 30, 2004, compared to a net loss of $656,000 during the same period in 2003. During the nine months ended September 30, 2004, VFN had a net loss of $677,000, compared to a net loss of $941,000 during the same period in 2003. The decreased losses were primarily due to goodwill, intangibles, and long-lived asset impairment losses recorded during the third quarter of 2003, partially offset by goodwill impairment losses during the second quarter of 2004. Other VFN operating expenses decreased $62,000 (29%) and $213,000 (31%) during the three months and nine months ended September 30, 2004, compared to the same periods in 2003, primarily due to decreased depreciation expense resulting from the write-down in the value of long-term assets in the third quarter of 2003 mentioned above.

      When the Company purchased VFN in 2000, part of the purchase price was for goodwill. Before January 1, 2002, the Company amortized the goodwill on a straight-line basis over 10 years, which was its estimated useful life. Pursuant to Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," the Company ceased amortizing goodwill on January 1, 2002. As required by SFAS 142, the Company performs an annual goodwill impairment test. The impairment test of SFAS 142 requires the Company to measure fair value of the reporting unit. The Company establishes fair value by preparing a forecast of the discounted value of future cash flows expected to be derived from VFN.

      During 2002, the Company revised the business model for VFN to focus on corporate and individual producer sales. The VFN projections of future cash flows supported the balance of goodwill at that time. In early 2003, the Company further refined its business model for VFN, including identifying a new market and committing additional resources to develop the business. During 2003, due to the failure of VFN to produce revenues as projected, the Company updated its annual measurement of fair value of VFN. The fair value measurement based on a revised cash flow forecast was predicated on VFN realizing a lower level of sales. This forecast of cash flows did not support the balance of goodwill, and the Company recorded a goodwill impairment loss of $491,000 during 2003. Projections of future cash flows supported the remaining balance of goodwill at that time.

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

      As a result of performing the impairment tests required under SFAS 144, the Company was then required under the provisions of SFAS 142 to perform a goodwill impairment test using the revised cash flows forecast discounted at an appropriate cost of capital. The results of this test indicated that the Company's goodwill was not recoverable. Accordingly, the Company recorded a goodwill impairment loss of $679,000 during the second quarter of 2004.

Other Segment

      During the three months ended September 30, 2004, net income from Legacy Advisory Services was $29,000, compared to net income of $22,000 during the same period in 2003. For the nine months ended September 30, 2004, net income from Legacy Advisory Services was $125,000, compared to net income of $85,000 during the same period in 2003. These favorable changes were primarily due to increased advisory fee revenues, partially offset by increased professional fees.

Liquidity and Capital Resources

      Net cash used by operating activities was $5.0 million for the nine months ended September 30, 2004, compared to net cash provided by operating activities of $10.7 million for the same period in 2003. The change was primarily due to decreased operating results, decreased accounts payable and accrued liabilities, primarily due to the payment of bonuses to wholesalers based on their achievement of predetermined 2003 sales targets, payments of employee 2003 incentive bonuses and payments associated with a Producer incentive trip, a smaller decrease in prepaid expenses and deposits compared to 2003, decreased income taxes payable due to a pre-tax loss in the first nine months of 2004 and a decrease in the write-off of fixed assets. These amounts were partially offset by decreased accounts receivable primarily due to decreased sales volume during the first nine months of 2004, compared to the same period in 2003 and decreased unrealized gains on trading securities.

      Net cash used in investing activities was $3.2 million for the nine months ended September 30, 2004, compared to $4.6 million for the nine months ended September 30, 2003. The decrease was due to reduced purchases and increased liquidation of available-for-sale investments to meet operating cash needs. The decrease was partially offset by increased purchases of fixed assets primarily due to construction costs related to the Company's new servicing facility building in Rome, Georgia and computer software costs.

      Net cash provided by financing activities was $1.6 million for the nine months ended September 30, 2004, compared to net cash used by financing activities of $1.5 million for the nine months ended September 30, 2003. The change was primarily due to proceeds from the Company's construction loan and mortgage loan for the new building in Rome, Georgia.

      During 2003, the Company began construction of a new building in Rome, Georgia and established a $2.7 million loan facility to finance construction costs. During April 2004, the Company refinanced its construction loan replacing it with a $2.9 million variable interest rate note indexed to LIBOR plus 1.9%. The note is payable over ten years in monthly installments of principal, amortized on the basis of a 20-year term, and interest. At the end of the ten years, the Company must pay the balance of the principal due on the note. The outstanding balance of the note as of September 30, 2004 was $2.8 million. To manage interest expense, the Company entered into an interest rate swap agreement for the notional amount of the note, to modify its interest characteristics from a variable rate to a fixed rate. The swap agreement involves the exchange of interest obligations from April 2004 through April 2014 whereby the Company pays a fixed rate of 6.8% in exchange for LIBOR plus 1.9%.

      The Company used $5.0 million of cash in its operations and incurred consolidated net losses of $3.0 during the nine months ended September 30, 2004. If the Company's consolidated net losses continue, or if requests to repurchase redeemable common stock increase significantly, a cash shortfall could ultimately occur. The Company believes that existing cash and investment balances, together with anticipated cash flow from operations, will provide sufficient funding for the foreseeable future. However, in the event that a cash shortfall occurred, the Company believes that adequate financing could be obtained to meet its cash flow needs. There can be no assurances that such financing would be available on favorable terms.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the Company's market risk, interest rate risk, credit risk, or equity price risk since December 31, 2003, except as described below.

      To manage interest expense, the Company entered into a hedging transaction whereby it purchased an interest rate swap with the same notional amount as the mortgage note on its new Rome, Georgia service facility. This swap is intended to have the effect of changing the interest rate characteristics of the note from a variable rate to a fixed rate. The April 2004 swap agreement involves the exchange of interest obligations from April 2004 through April 2014 whereby the Company pays a fixed rate of 6.8% in exchange for LIBOR plus 1.9%.

     Please see the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for more information concerning Quantitative and Qualitative Disclosures About Market Risk.


Item 4.  Controls and Procedures

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives. As of September 30, 2004, the Company's Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company's management, the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during the period covered by this report.

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


(b)   Reports on Form 8-K

      On September 16, 2004, the Company filed a Form 8-K for the purpose of filing a material contract.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REGAN HOLDING CORP.



Date: November 12, 2004            Signature:  /s/ R. Preston Pitts
                                              ----------------------------------
                                              R. Preston Pitts
                                              President, Chief Operating Officer
                                              and Chief Financial Officer

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