Form 10-K
period 2004-12-31
REGAN HOLDING CORP
filed 2005-03-31
CIK 870069

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                                       OR


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ________________

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


       Securities registered or to be registered pursuant to Section 12(g)
                              of the Exchange Act.

                           Common Stock, No Par Value
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES |_| NO |X|

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter.

                                   $20,698,000

There is currently no trading market for the registrant's stock. Accordingly, the foregoing aggregate market value is based upon the price at which the registrant has repurchased its stock most recently prior to the last business day of the registrant's most recently completed second fiscal quarter.

As of March 15, 2005, the number of shares outstanding of the registrant's Series A Common Stock was 23,740,000 and the number of shares outstanding of the registrant's Series B Common Stock was 553,000. The registrant has no other shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with Regan Holding Corp.'s Annual Meeting of Stockholders to be held on June 13, 2005 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                                           TABLE OF CONTENTS
                                                                                                                       Page
                                                                                                                       ----
Part I
Item 1.    Business....................................................................................................   1
Item 2.    Properties..................................................................................................   4
Item 3.    Legal Proceedings...........................................................................................   5
Item 4.    Submission of Matters to a Vote of Security Holders.........................................................   5
Part II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
           Equity Securities...........................................................................................   6
Item 6.    Selected Consolidated Financial Data........................................................................   6
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......................   7
Item 7a.   Quantitative and Qualitative Disclosure about Market Risk...................................................  19
Item 8.    Financial Statements and Supplementary Data.................................................................  21
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................  44
Item 9A.   Controls and Procedures.....................................................................................  44
Item 9B.   Other Information...........................................................................................  44
Part III
Item 10.   Directors and Executive Officers of the Company.............................................................  45
Item 11.   Executive Compensation......................................................................................  45
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters..............  45
Item 13.   Certain Relationships and Related Transactions..............................................................  45
Item 14.   Principal Accounting Fees and Services......................................................................  45
Part IV
Item 15.   Exhibits and Financial Statement Schedules..................................................................  46

                                     PART I

Item 1. Business

      Except for historical information contained herein, the matters discussed in this report contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties that could cause actual results to differ materially.


General Development of Business

      Regan Holding Corp. ("Regan Holding") is a holding company, incorporated in the State of California in 1990, whose primary operating subsidiaries are Legacy Marketing Group ("Legacy Marketing") and Legacy Financial Services, Inc. ("Legacy Financial"). During 2004, Legacy Marketing generated approximately 91% of our consolidated revenues. Legacy Marketing designs, markets and administers fixed annuity products on behalf of certain unaffiliated insurance carriers in each of the United States, except Alabama and New York.

      Legacy Marketing has marketing agreements with Transamerica Life Insurance and Annuity Company ("Transamerica"), American National Insurance Company ("American National"), John Hancock Variable Life Insurance Company ("John Hancock"), Investors Insurance Corporation ("Investors Insurance") and Americom Life & Annuity Insurance Company ("Americom"). The marketing agreements grant Legacy Marketing the exclusive right to market certain proprietary fixed annuity products issued by these insurance carriers. Fixed annuity products are insurance products that are sold to purchasers in the form of insurance policies. Under the terms of these agreements, Legacy Marketing is responsible for appointing independent insurance producers (who we refer to as "Producers"), who have contracted with Legacy Marketing to sell fixed annuity products, with the applicable insurance carrier. For these sales, the insurance carriers pay marketing allowances and commissions to Legacy Marketing based on the premium volume of insurance policies placed inforce. Legacy Marketing is responsible for paying sales commissions to the Producers.

      Legacy Marketing sells fixed annuity products through a network of approximately 24,400 Producers, of whom approximately 3,600 generated business for us during 2004. Each Producer has entered into a non-exclusive agreement with Legacy Marketing, which defines the parties' business relationship. Such agreements typically may be terminated with up to ninety days prior notice by either the Producer or Legacy Marketing, with or without cause.

      Legacy Marketing's sales network is built on a multi-level structure in which Producers may recruit other Producers. Recruited Producers are referred to as "downline" Producers within the original Producer's network. Recruited
Producers may also recruit other Producers, creating a hierarchy under the original Producer. The standard Producer contract contains a nine-level design in which a Producer may advance from one level to the next based on sales commission amounts or the size of the Producer's downline network. As a Producer advances to higher levels within the system, he/she receives higher commissions on sales made through his/her downline network. This creates a financial incentive for Producers to build a hierarchy of downline Producers, which contributes to their financial growth and to the growth of Legacy Marketing. If a Producer leaves the network, his/her downline Producers can still receive sales commissions. Advancements to higher levels can occur as often as every three months. Producers at the highest levels are called "Wholesalers." There were approximately 500 Wholesalers who generated business for Legacy Marketing during 2004.

      Legacy Marketing provides tools and services that assist Wholesalers with recruiting, training and support responsibilities associated with the Producers in their hierarchy. In addition, Legacy Marketing assists Producers with programs designed to increase their sales and better serve their clients. Recruiting and training programs include visual presentations, product information videos and seminars, and advertising material guidelines. Legacy Marketing also produces product information, sales brochures, pre-approved advertisements and recruiting material.

      Legacy Marketing works closely with the insurance carriers in product design and development. Legacy Marketing's actuarial and marketing departments work with the insurance carriers to design proprietary fixed annuity products to be marketed by Legacy Marketing. All of these products include guarantees for the benefit of policyholders and are guaranteed by the issuing insurance carriers. These guarantees generally include:

      o    a contractually guaranteed minimum interest rate,

      o    a contractually guaranteed maximum administrative fee, and

      o    the ability to allocate among various crediting rate strategies.

      In addition to the marketing agreements, Legacy Marketing has administrative agreements with each of the five insurance carriers listed above and with Indianapolis Life, formerly IL Annuity and Insurance Company ("IL Annuity"), whose marketing agreement with Legacy Marketing terminated effective during the first quarter of 2002. Under the terms of the administrative agreements, Legacy Marketing provides clerical, administrative and accounting services with respect to the insurance policies. These services include billing, collecting and remitting premium for the policies. For providing these services, the insurance carriers pay Legacy Marketing a fee per transaction, with the amount of the fee depending on the type of policy and type of service. Administrative services with respect to the insurance policies are performed at our headquarters in Petaluma, California and at our facilities in Rome, Georgia.

      Neither the marketing agreements nor the administrative agreements prevent Legacy Marketing from entering into similar arrangements with other insurance carriers. However, the marketing agreements, in general, prevent Legacy Marketing from developing and marketing products with other carriers that are considered unique or proprietary under the terms of the marketing agreements.

      The marketing agreement with American National expires on November 15, 2007, and the administrative agreement with American National expires on February 15, 2008. Both agreements may be renewed by mutual agreement for successive one-year terms. The agreements may be terminated by either party upon twelve months prior written notice without cause, and may be terminated by either party immediately for cause. The marketing agreement with Investors Insurance expires on March 31, 2007, and the administrative agreement with Investors Insurance expires on March 31, 2008. Both agreements will be renewed automatically for successive one-year terms unless terminated earlier by either party upon twelve months prior written notice without cause. Either party may terminate the agreement immediately for cause. The marketing and administrative agreements with Transamerica and John Hancock do not have fixed terms but may be terminated by either party upon twelve months prior written notice without cause, and may be terminated by either party immediately for cause. The administrative agreement with IL Annuity expires on December 31, 2005. The agreement may be renewed by mutual agreement for successive one-year terms. Either party may terminate the agreement at the end of the initial or renewal term with six months notice without cause, and may be terminated by either party immediately for cause. The marketing agreement with Americom was entered into on June 10, 2004 and Legacy Marketing began marketing Americom products in November 2004. The marketing agreement expires on June 10, 2006 and will automatically renew for successive one-year periods, unless terminated earlier by either party with twelve months written notice. Americom may terminate the agreement without cause by giving Legacy Marketing at least six months written notice and either party may terminate the agreement immediately for cause.

      On July 1, 2002, Regan Holding entered into a Purchase Option Agreement with SCOR Life U.S. Re Insurance Company ("SCOR"), a 100% owner of the outstanding capital stock of Investors Insurance. Pursuant to the terms of the agreement, SCOR has granted Regan Holding the right to purchase the outstanding capital stock of Investors Insurance in exchange for annual option fees. Regan Holding has paid annual option fees totaling approximately $3.0 million as of December 31, 2004. Regan Holding has the right to exercise the option at any time prior to the expiration date on June 30, 2005. If we elect to exercise the option, we must complete the purchase transaction within two years of exercising the option. Upon completion of a purchase transaction, the option fees will be included in the purchase price. If the option expires unused, the fees paid will be expensed. Before expiration, we can request a refund of fees paid in the event that the financial rating of Investors Insurance declines as defined in the agreement. As of December 31, 2004, the Investors Insurance rating has declined to a level where we can request such a refund. We are exploring various methods to finance the acquisition of Investors Insurance, including the issuance of debt or equity securities by Regan Holding or one of its subsidiaries. As a result, it is possible that we will issue a significant amount of debt or equity securities to one or more new investors. Any such issuance of equity securities would likely reduce the percentage ownership of Regan Holding held by current shareholders.

      During the second quarter of 2003, American National reduced the crediting rates of several products marketed by Legacy Marketing. In addition, American National lowered the commission rates that they pay to Legacy Marketing for sales of these products. As a result, sales of products on behalf of American National decreased during the second half of 2003 and fiscal 2004, and overall Legacy Marketing revenues also declined during those periods due to this event. Legacy Marketing has developed new products with American National that may result in increased sales for Legacy Marketing in the long term.

      During the third quarter of 2003, Legacy Marketing discontinued the marketing of the AssureMark (SM) product series issued by John Hancock. As a result, sales of products on behalf of John Hancock decreased during the second half of 2003 and fiscal 2004. During the first quarter of 2003, Legacy Marketing discontinued marketing several Transamerica products that were marketed exclusively by Legacy Marketing, and effective May 2004, Legacy Marketing discontinued marketing the remaining Transamerica products that were marketed exclusively by Legacy Marketing. As a result, sales of products on behalf of Transamerica decreased during fiscal years 2003 and 2004, and overall Legacy Marketing revenues also declined during those periods due to this event. Legacy Marketing continues to administer these products and to accept additional premium payments, subject to applicable additional deposit rules for these products.

      Through our wholly owned broker-dealer subsidiary, Legacy Financial, we sell variable annuity and life insurance products, mutual funds, and debt and equity securities. Legacy Financial has entered into sales agreements with investment companies that give it the non-exclusive right to sell investment products on behalf of those companies. Sales of investment products are conducted through Legacy Financial's network of independent registered representatives (who we refer to as "Representatives"). Under the sales agreements, we are compensated based upon predetermined percentages of the sales generated by the Representatives. The agreements may be terminated by either party upon thirty days prior written notice. During 2004, Legacy Financial accounted for approximately 9% of our consolidated revenues.

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


Competitive Business Conditions

      The fixed annuity business is rapidly evolving and intensely competitive. Legacy Marketing's primary market is fixed annuities sold through independent Producers. In addition, Legacy Marketing administers the products sold by
Producers on behalf of the issuing insurance carriers. Fixed annuity product sales in the United States were approximately $91 billion in 2004. Some of
Legacy Marketing's top competitors selling fixed annuity products through independent sales channels are Allianz Life of North America, American Equity Investment Life, Jefferson Pilot Financial Insurance Company, and AmerUs Group. These competitors may have greater financial resources than Legacy Marketing. However, we believe that Legacy Marketing's business model allows greater flexibility, as it can adjust the mix of business sold if one, or more, of its carriers were to experience capital constraints or other events that affect their business models. Legacy Marketing's competitors may respond more quickly to new or emerging products and changes in customer requirements. We are not aware of any significant new means of competition, products or services that its competitors provide or will soon provide. However, in the highly competitive fixed annuity marketplace, new distribution models, product innovations and technological advances may occur at any time and could present Legacy Marketing with competitive challenges. There can be no assurance that Legacy Marketing will be able to compete successfully. In addition, Legacy Marketing's business model relies on its Wholesaler distribution network to effectively market its products competitively. Maintaining relationships with these Wholesaler distribution networks requires introducing new products and services to the market in an efficient and timely manner, offering competitive commission schedules, and providing superior marketing, training, and support. In the recent past, Legacy Marketing has been reasonably successful in expanding and maintaining its current distribution network. Due to competition among insurance companies and insurance marketing organizations for successful Wholesalers, there can be no assurance that Legacy Marketing will be able to retain some or all of its Wholesaler distribution networks.


Regulatory Environment

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

      In December 2004, the National Association of Insurance Commissioners (the "NAIC") approved amendments to the NAIC's model Producer Licensing Act. Under the model Act, producers, like Legacy Marketing's Producers, who have been appointed by an insurer as its agent and do not receive compensation from a customer will not be required to disclose the amount of compensation received from the insurer. However, they must disclose to the customer prior to the sale of insurance to the customer that they will be receiving compensation from the insurer, or that the producer represents the insurer and may provide services to the customer for the insurer. One state has adopted a regulation based on the model Act and others are considering similar regulations or legislation. In addition, the NAIC has held a hearing to consider additional regulation and may in the future propose additional measures affecting producers.

      Our core business consists of selling fixed annuity products, on behalf of insurance carriers, through a network of approximately 24,400 Producers. If the amendments to the model Act, or similar or additional regulations, were to be adopted in states that we conduct business, the Producers would have to disclose to potential purchasers of fixed annuity products, compensation they may receive from Legacy Marketing or the insurance carriers. They may also have to disclose that the Producer represents the insurance carriers and may provide services to the customer on behalf of the carriers. We are unable to predict which states will adopt the amendments to the model Act and whether other new initiatives may affect our business and the demand for the fixed annuity products marketed by Legacy Marketing. It is possible, however, that enactment of the amendments to the model Act, or similar or additional regulations, could have a material adverse effect on the insurance industry in general or on our financial condition and results of operations.


      In recent years, the U.S. insurance regulatory framework has come under increased scrutiny. Some state legislatures have considered laws that may alter or increase state regulation of insurance, reinsurance, and holding companies. Moreover, the NAIC and state insurance regulators regularly re-examine existing laws and regulations, often focusing on modifications to holding company regulations, interpretations of existing laws, and the development of new laws. Changes in these laws and regulations or their interpretation could have a material adverse effect on our financial condition or results of operations. In addition, the U.S. Congress has considered statutes that would impose certain national uniform standards and repeal the McCarran-Ferguson antitrust exemption for the business of insurance. While no legislation is currently pending, the U.S. Congress could adopt laws or regulations that could have a material adverse effect on our financial condition or results of operations.

      Legacy Financial is registered as a broker-dealer with, and is subject to regulation by, the SEC, NASD, Municipal Securities Rulemaking Board, and various state agencies. This regulation covers matters such as capital requirements, recordkeeping and reporting requirements, and employee-related matters, including qualification and licensing of supervisory and sales personnel. Any proceeding alleging violation of, or noncompliance with, laws and regulations applicable to Legacy Financial could harm its business, financial condition, results of operations, and business prospects. In addition, changes in federal legislation, state legislation, court decisions and administrative policies could significantly and adversely affect the securities industry in general and Legacy Financial's business in particular.


Employees

      As of March 14, 2005, we employed 358 persons. None of our employees is represented by a collective bargaining agreement. We consider our relations with our employees to be good, and we will continue to strive to provide a positive work environment for our employees.


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


Item 2. Properties

      In June 2001, we purchased the building that houses our headquarters and most of Legacy Marketing's operations in Petaluma, California. During 2003 we began construction of a building in Rome, Georgia. In May 2004, we completed construction of the building in Rome and moved our employees located in Rome to the new building.

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



Item 4. Submission of Matters to a Vote of Security Holders

      No items were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      As of March 15, 2005, Regan Holding Corp.'s Series A Common Stock was held by approximately 1,300 shareholders of record and our Series B Common Stock was held by approximately 9,700 shareholders of record. There is no established public trading market for our stock.

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


Item 6. Selected Consolidated Financial Data

                                                                                    Year Ended December 31,
                                                    --------------------------------------------------------------------------------
                                                        2004             2003            2002             2001             2000
                                                    ------------     ------------    ------------     ------------     ------------
Selected Income Statement Data:
Total revenue                                       $ 37,385,000     $ 70,917,000    $ 50,049,000     $ 55,209,000     $ 42,432,000
Net income (loss)                                   $ (7,467,000)    $  5,029,000    $    (60,000)    $   (348,000)    $ (3,564,000)
Earnings (loss) per share - basic:
Before cumulative effect of accounting
   change                                           $      (0.29)    $       0.20    $       --       $      (0.03)    $      (0.15)
Cumulative effect of accounting change                      --               --              --               --              (0.01)
                                                    ------------     ------------    ------------     ------------     ------------
                                                    $      (0.29)    $       0.20    $       --       $      (0.03)    $      (0.16)
Earnings (loss) per share - diluted:
Before cumulative effect of accounting
   change                                           $      (0.29)    $       0.18    $       --       $      (0.03)    $      (0.15)
Cumulative effect of accounting change                      --               --              --               --              (0.01)
                                                    ------------     ------------    ------------     ------------     ------------
                                                    $      (0.29)    $       0.18    $       --       $      (0.03)    $      (0.16)
Selected Balance Sheet Data:
Total assets                                        $ 47,618,000     $ 57,115,000    $ 50,047,000     $ 46,260,000     $ 43,114,000
Total non current liabilities                       $ 19,552,000     $ 13,536,000    $ 11,630,000     $  4,578,000     $  3,578,000
Redeemable common stock                             $  7,486,000     $  8,964,000    $ 10,115,000     $ 11,124,000     $ 11,237,000
Cash dividends declared                                     --               --              --               --               --
Selected Operating Data:
Total fixed premium placed inforce (1)              $800 million     $2.15 billion   $1.3 billion     $1.6 billion     $1.1 billion
Total fixed policies placed inforce (1)                   13,000           36,000          24,000           30,000           20,000
Policies maintained at year end                          123,000          127,000         107,000          101,000           89,000

(1) When a policyholder remits a premium payment with an accurate and completed application for an insurance policy, the policy is placed inforce. Inforce premium and policies are statistics of our carriers but are factors that directly affect our revenue.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited financial statements and related notes included herein.


Forward-Looking Statements

      Certain statements contained in this document, including Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of Regan Holding Corp. and its businesses to be materially different from that expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, among other things, the following: general market conditions and the changing interest rate environment; population growth rates and demographic patterns; the interruption, deterioration, or termination of our relationships with the insurance carriers who provide our products or the agents who market and sell them; the ability to develop and market new products to keep up with the evolving industry in which we operate; increased governmental regulation, especially regulations affecting insurance, reinsurance, and holding companies; the ability to attract and retain talented and productive personnel; the ability to effectively fund our working capital requirements; the risk of substantial litigation or insurance claims; and other factors referred to in Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Regan Holding Corp. assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.


General Overview of Our Business

      Regan Holding is a holding company whose primary operating subsidiaries are Legacy Marketing and Legacy Financial.

      On July 1, 2002, Regan Holding entered into a Purchase Option Agreement with SCOR Life U.S. Re Insurance Company ("SCOR"), a 100% owner of the outstanding capital stock of Investors Insurance. Pursuant to the terms of the agreement, SCOR has granted Regan Holding the right to purchase the outstanding capital stock of Investors Insurance in exchange for annual option fees. Regan Holding has paid annual option fees totaling approximately $3.0 million as of December 31, 2004. Regan Holding has the right to exercise the option at any time prior to the expiration date on June 30, 2005. If we elect to exercise the option, we must complete the purchase transaction within two years of exercising the option. Upon completion of a purchase transaction, the option fees will be included in the purchase price. If the option expires unused, the fees paid will be expensed. Before expiration, we can request a refund of fees paid in the event that the financial rating of Investors Insurance declines as defined in the agreement. As of December 31, 2004, the Investors Insurance rating has declined to a level where we can request such a refund. We are exploring various methods to finance the acquisition of Investors Insurance, including the issuance of debt or equity securities by Regan Holding or one of its subsidiaries. As a result, it is possible that we will issue a significant amount of debt or equity securities to one or more new investors. Any such issuance of equity securities would likely reduce the percentage ownership of Regan Holding held by current shareholders.

      Legacy Marketing designs, markets and administers fixed annuity products on behalf of certain unaffiliated insurance carriers in each of the United States, except Alabama and New York. As of December 31, 2004, Legacy Marketing had marketing agreements with Investors Insurance, American National, John Hancock, Transamerica and Americom. The marketing agreements grant Legacy Marketing the exclusive right to market certain fixed annuity products issued by these insurance carriers. Legacy Marketing is responsible for appointing Producers, who have contracted with Legacy Marketing to sell these products, with the applicable insurance carrier. For these services, the insurance carriers pay Legacy Marketing commissions and marketing allowances.

      Legacy Marketing also has administrative agreements with each of the insurance carriers listed above, and with IL Annuity. Under the terms of the administrative agreements, Legacy Marketing provides clerical, administrative and accounting services with respect to the insurance policies. For providing these services, the insurance carriers pay Legacy Marketing administrative fees.

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

      In December 2004, the NAIC approved amendments to the NAIC's model Producer Licensing Act. Under the model Act, producers, like Legacy Marketing's Producers, who have been appointed by an insurer as its agent and do not receive compensation from a customer will not be required to disclose the amount of compensation received from the insurer. However, they must disclose to the customer prior to the sale of insurance to the customer that they will be receiving compensation from the insurer, or that the producer represents the insurer and may provide services to the customer for the insurer. One state has adopted a regulation based on the model Act and others are considering similar regulations or legislation. In addition, the NAIC has held a hearing to consider additional regulation and may in the future propose additional measures affecting producers.

      Our core business consists of selling fixed annuity products, on behalf of amendments to the insurance carriers, through a network of approximately 24,400 Producers. If the amendments to the model Act, or similar or additional regulations, were to be adopted in states that we conduct business, the Producers would have to disclose to potential purchasers of fixed annuity products, compensation they may receive from Legacy Marketing or the insurance carriers. They may also have to disclose that the Producer represents the insurance carriers and may provide services to the customer on behalf of the carriers. We are unable to predict which states will adopt the amendments to the model Act and whether other new initiatives may affect our business and the demand for the fixed annuity products marketed by Legacy Marketing. It is possible, however, that enactment of the amendments to the model Act, or similar or additional regulations, could have a material adverse effect on the insurance industry in general or on our financial condition and results of operations.


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

      Legacy Marketing has marketing and administrative agreements with certain insurance carriers, listed above. Under the terms of the marketing agreements, Legacy Marketing is responsible for appointing Producers, who have contracted with Legacy Marketing to sell fixed annuity products, with various states' departments of insurance and the applicable insurance carriers.

      Under the terms of the administrative agreements, Legacy Marketing provides clerical, administrative and accounting services with respect to the insurance policies. For providing these services, the insurance carriers pay Legacy Marketing issuing, maintenance, and termination fees on a per transaction basis, with the amount of the fee depending on the type of policy and type of service.

      There are no significant management judgments associated with reporting these revenues. When a policyholder remits a premium payment with an accurate and completed application for an insurance policy, the policy is considered inforce and Legacy Marketing recognizes marketing allowances and commission income. Legacy Marketing's carriers grant policyholders a contractual right to terminate the insurance contract ten to thirty days after a policy is placed inforce. This return period varies depending on the carrier, the type of policy and the jurisdiction in which the policy is sold. Legacy Marketing gathers historical product return data that does not vary significantly from quarter to quarter, and has historically been predictive of future events. Returns are estimated using this data and have been reflected in the Consolidated Financial Statements. Legacy Marketing recognizes administrative fees on a per transaction basis as services are performed, with the amount of the fee depending on the type of policy and type of service.

      We capitalize external consulting fees, and salaries and benefits for employees who are directly associated with the development of software for internal use, when both of the following occur:

      o The preliminary project stage is completed and the project is therefore in the application development stage; and

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

      We review our goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable, or at least once a year. We are required to test our goodwill for impairment at the reporting unit level by measuring the fair value of the reporting unit. The Company establishes fair value by preparing a forecast of the discounted value of future cash flows expected to be derived by the reporting unit.

      We review our other long-lived assets, including property and equipment and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We periodically review capitalized internal use software to determine if the carrying value is fully recoverable. Recoverability is measured by a comparison of the assets' carrying amount to their expected future undiscounted cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds the present value of future discounted cash flows.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will, or will not, be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management believes it is more likely than not that the deferred tax assets after valuation allowance will be realized.

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


Regan Holding Corp. Consolidated Results of Operations

Year ended December 31, 2004 compared with year ended December 31, 2003

      We had a consolidated net loss of $7.5 million in 2004, compared to consolidated net income of $5.0 million in 2003. The unfavorable change of $12.5 million was primarily due to a net loss incurred by Legacy Marketing in 2004, compared to net income in 2003, partially offset by decreased net losses by Values Financial Network and Legacy Financial.

Year ended December 31, 2003 compared with year ended December 31, 2002

      We had consolidated net income of $5.0 million in 2003, compared to consolidated net losses of $60,000 in 2002. The improved results were primarily due to increased net income by Legacy Marketing, partially offset by increased losses by Values Financial Network, Inc. primarily due to asset impairment losses.


Legacy Marketing Results of Operations

Year ended December 31, 2004 compared with year ended December 31, 2003

      Legacy Marketing had a net loss of $5.9 million in 2004, compared to net income of $7.2 million in 2003. The decline in results was primarily due to decreased revenue, partially offset by decreased expenses.

      Legacy Marketing's revenue decreased $34.0 million (50%) in 2004 compared to 2003 primarily due to decreased marketing allowances and commissions. Marketing allowances and commissions decreased $28.8 million (56%) primarily due to decreased sales of fixed annuity products issued by Legacy Marketing's carriers. The low interest rate environment continues to cause many carriers that issue declared rate fixed annuity products, such as American National, to reduce crediting rates and compensation paid to Legacy Marketing and its network of Producers on certain products. As a result, sales of the affected products were lower in 2004 than in 2003. The affected products accounted for approximately 8% and 34% of our total consolidated revenue for the years ended December 31, 2004 and 2003. Revenue derived from sales and administration of American National products decreased $17.1 million in 2004 compared to 2003. Legacy Marketing has developed new products with American National that may result in increased sales for Legacy Marketing in the long term.

      Legacy  Marketing's   product  sales  were  also  negatively  affected  by
Transamerica and Legacy Marketing deciding to discontinue the marketing of Transamerica products that were marketed exclusively by Legacy Marketing, effective May 3, 2004. The discontinued products accounted for approximately 24% and 25% of our total consolidated revenue for the years ended December 31, 2004 and 2003. Revenue derived from sales and administration of Transamerica products decreased $8.5 million in 2004 compared to 2003. Legacy Marketing continues to administer the discontinued products and to accept additional premium payments, subject to applicable additional deposit rules for these products.

      Legacy Marketing also experienced a decrease in sales of fixed annuity products issued by Investors Insurance in 2004. We believe the decrease was primarily attributable to a downgrade in the A.M. Best credit rating of Investors Insurance from an A- rating to a B++ rating in September 2003. Revenue derived from sales and administration of Investors Insurance products decreased $5.3 million in 2004 compared to 2003.

      Administrative fees decreased $3.6 million (26%) compared to 2003 primarily due to decreased issuing fees, appointment fees and operating expense reimbursements from insurance carriers contracted with Legacy Marketing resulting from decreased fixed annuity product sales.

      Other revenue decreased $1.6 million (61%) compared to 2003 primarily due to a performance bonus earned during the first half of 2003 on sales of fixed annuity and life products under the terms of one of Legacy Marketing's insurance carrier partner contracts. The contract was amended to terminate the bonus program effective July 1, 2003.

      During the year ended December 31, 2004, Legacy Marketing sold and administered products primarily on behalf of three unaffiliated insurance carriers: American National, Transamerica and Investors Insurance. As indicated below, the agreements with these carriers generated a significant portion of our total consolidated revenue:

                                       2004             2003
                                    -----------      -----------
American National                      25%               37%
Transamerica                           24%               25%
Investors Insurance                    27%               23%

      Legacy Marketing also performs administrative services for products issued by John Hancock and IL Annuity.

      Our   consolidated   revenues  were  derived   primarily  from  sales  and
administration of the following fixed annuity products:

                                                                   2004    2003
                                                                   ----    ----
BenchMark (SM) series (sold on behalf of American National)         24%     37%
SelectMark (SM) series (sold on behalf of Transamerica)             24%     25%
MarkOne (SM) series (sold on behalf of Investors Insurance)         23%     23%

      Legacy Marketing's expenses decreased $16.5 million (29%) in 2004 compared to 2003 primarily due to decreased selling, general and administrative expenses and decreased other expenses. Selling, general and administrative expenses decreased $14.9 million (30%) primarily due to decreased sales promotion and support expenses, compensation, professional fees, and stationery and supplies. Sales promotion and support expenses decreased primarily due to decreased
Producer-related bonuses and incentive trip expenses, and decreased sales support expenses resulting from decreased sales. Compensation decreased primarily due to decreased headcount, reduction in temporary help, reduced employee overtime and decreased incentive-based compensation as a result of a decline in sales and operating results. Professional fees decreased primarily due to decreased consulting fees and reduced legal expenses. Stationery and supplies decreased primarily due to a decline in sales. Other expenses decreased $2.0 million (53%) due to decreased losses on write-offs of fixed assets, primarily as a result of the write-off of $1.1 million in software costs in 2003, and decreased leased equipment costs.

      Legacy Marketing recognized investment income of $524,000 in 2004 compared to $409,000 in 2003. This increase was primarily due to higher realized gains on sales of investment securities during 2004.

      Due to the expiration of some unexercised Producer stock options in 2004, Legacy Marketing wrote off $984,000 of deferred tax assets and established a valuation allowance of $802,000 for remaining deferred tax assets associated with unexercised Producer stock options. In addition, Legacy Marketing established an additional valuation allowance of $776,000 during 2004 related primarily to its state net operating loss carryforward.

Year ended December 31, 2003 compared with year ended December 31, 2002

      During 2003, Legacy Marketing's net income totaled $7.2 million, compared to net income of $1.6 million during 2002. This increase of $5.6 million is primarily due to increased revenues, partially offset by increased expenses and decreased investment income in 2003 compared to 2002.

      During 2003, Legacy Marketing's revenue increased $20.2 million (42%) primarily due to increased commissions and marketing allowances. Marketing allowances and commissions increased $16.3 million (46%). Legacy Marketing's sales increase was driven by sales of declared rate and equity index annuities, reflecting a shift in the marketplace toward more traditional fixed income-based annuities. The overall increase in commissions and marketing allowances during 2003 was offset in part by the effect of discontinuing several annuity products issued by Transamerica. Legacy Marketing will continue to administer these annuity products and to accept additional premium payments, subject to applicable additional deposit limitations for these products. The discontinued products accounted for approximately 3% and 31% of our total consolidated revenue during 2003 and 2002. In addition, during the second quarter of 2003, American National reduced the crediting rates of several annuity products marketed by Legacy Marketing and lowered the commission rates that they pay to Legacy Marketing for sales of these products. As a result, sales of annuity products on behalf of American National began to decrease during the second quarter of 2003. This trend continued throughout the remainder of 2003. Furthermore, during the third quarter of 2003, Legacy Marketing discontinued the marketing of the AssureMark (SM) fixed annuity product series issued by John Hancock. As a result, sales of annuity products on behalf of John Hancock decreased during 2003.

      Administrative fees increased $1.9 million (16%) during 2003 compared to 2002 primarily due to increased issuing and maintenance fees. Other income increased $2.0 million during 2003 compared to 2002. This increase was primarily due to a performance bonus earned on sales of fixed annuity and life products under the terms of one of our insurance carrier partner contracts.

      Legacy Marketing's expenses increased $10.6 million (23%) primarily due to increased selling, general and administrative expenses and other expenses. The increase in selling, general and administrative expenses of $9.7 million (24%) was primarily due to increases in compensation, sales promotion and support expenses, insurance, occupancy, and courier expenses. Compensation increased primarily due to salary increases, incentive based compensation based on our consolidated year-to-date results, temporary help due to increased business volume, and benefits. Sales promotion and support expenses increased primarily due to bonuses for our top independent insurance producers based on their achievement, for the year 2003, of predetermined annual sales targets which were paid in the first quarter of 2004. Increased insurance expenses reflected rising prices for errors and omissions and workers' compensation insurance coverage. The increase in courier expenses was related to increased business volume. Other expenses increased $1.2 million (47%) primarily due to the $1.1 million write-off of internal use software.

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


Legacy Financial Results of Operations

Year ended December 31, 2004 compared with year ended December 31, 2003

      Legacy Financial incurred net losses of $441,000 during 2004, compared to net losses of $683,000 during 2003. The reduction in net loss was primarily due to increased revenue.

      Legacy Financial revenue increased $288,000 (10%) in 2004 compared to 2003 primarily due to increased commission income as a result of increased sales volume.

      Legacy Financial expenses decreased $217,000 (5%) in 2004 compared to 2003. The decrease was primarily due to a decrease in selling, general and administrative expenses of $206,000 (6%). The decrease was mainly attributable to a decrease in compensation resulting from decreased headcount, reduction in temporary help and decreased employee incentive-based compensation.


      As a result of some stock options expiring unexercised in 2004, Legacy Financial established a valuation allowance of $83,000 for the deferred tax assets associated with unexercised stock options issued to Legacy Financial representatives.


      Legacy Financial has incurred cumulative losses since its inception in 1995. We have committed to make sufficient contributions to support Legacy Financial's operations through February 2006.

Year ended December 31, 2003 compared with year ended December 31, 2002

      Legacy Financial incurred net losses of $683,000 during 2003, compared to net losses of $595,000 during 2002. Results declined primarily due to increased expenses partially offset by increased revenues.

      Legacy Financial revenue increased $460,000 (18%) during 2003 compared to 2002, primarily due to increased reimbursable insurance premiums and increased sponsorship revenues, partially offset by decreased marketing allowances and commissions related to lower overall sales volume and changes in product mix.

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


Values Financial Network, Inc. Results of Operations

Year ended December 31, 2004 compared with year ended December 31, 2003

      Values Financial Network, Inc. ("VFN") incurred a net loss of $751,000 in 2004 compared to a net loss of $1.0 million in 2003. The reduction in net loss was primarily due to a reduction in goodwill, intangibles and long-lived asset impairment losses, in addition to a reduction in depreciation and amortization resulting from the related reduction in intangible and asset balances.

      When we purchased VFN in 2000, part of the purchase price was allocated to goodwill. Before January 1, 2002, we amortized the goodwill on a straight-line basis over 10 years, which was its estimated useful life. Pursuant to Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is required to be applied for all fiscal years starting after December 15, 2001, we ceased amortizing goodwill on January 1, 2002. As required by SFAS 142, we perform an annual goodwill impairment test. The impairment test of SFAS 142 requires us to measure fair value of the reporting unit. We established fair value by preparing a forecast of the discounted value of future cash flows expected to be derived from VFN.

      During 2002, we revised the business model for VFN to focus on corporate and individual producer sales and our projections supported the balance of goodwill. In early 2003 we further refined our business model for VFN, including identifying a new market and committing additional resources to develop the business. During 2003, due to the failure of VFN to produce revenues as projected, we updated our annual measurement of fair value of VFN. The fair value measurement based on a revised cash flow forecast was predicated on VFN realizing a lower level of sales. This forecast of cash flows did not support the balance of goodwill, and we recorded a goodwill impairment loss of $491,000 during 2003. Projections of future cash flows supported the remaining balance of goodwill at that time.

      When we purchased VFN in 2000, among the assets acquired were long-lived assets comprising a website, which incorporates sales lead management, investment screening and asset allocation functionalities, and copyrights related to two books. These assets were recorded at fair value, as determined by an independent appraisal. In connection with the updated measurement of the fair value of the VFN asset group as discussed above, we recorded a long-lived asset impairment loss of $394,000 during 2003, included in Other expenses.

      During the second quarter of 2004, due to the failure of VFN to produce revenues as projected, particularly in the corporate arena, we decided to cease actively marketing to the corporate market. As a result, management lowered its expectations for future sales. This event met the criteria of a "triggering event" for testing the recoverability of long-lived assets as required by Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets". Accordingly, we compared the carrying amount of VFN's long-lived assets to the projected sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Based on the fact that the sum of the undiscounted cash flows exceeded VFN's assets, we concluded no impairment had occurred to the long-lived assets. As a result of performing the impairment tests required under SFAS 144, we were then required under the provisions of SFAS 142 to perform a goodwill impairment test using the revised cash flows forecast discounted at an appropriate cost of capital. The results of this test indicated that our goodwill was not recoverable. Accordingly, we recorded a goodwill impairment loss on the remaining balance of $679,000 during the second quarter of 2004.


Year ended December 31, 2003 compared with year ended December 31, 2002

      Values Financial Network, Inc. incurred net losses of $1.0 million during 2003, compared to net losses of $520,000 during 2002. The increased losses were due to goodwill, intangibles, and long-lived asset impairment losses during 2003, discussed above. Revenues increased $23,000 (329%) during 2003 compared to 2002 primarily due to rental income from a tenant who began subleasing office space from VFN in the second quarter of 2003. Expenses, excluding the impairment losses, were relatively unchanged during 2003 compared to 2002.


Imagent Online Results of Operations

      In 2000, we purchased, through Imagent Online, a 33.3% ownership interest in a development stage company named Prospectdigital LLC ("Prospectdigital") for $403,000.

      In January 2002, we purchased all of the remaining outstanding stock of Prospectdigital for $225,000 in cash, a non-recourse note payable in the amount of $75,000 and payable out of the future profits of Prospectdigital. Under the terms of the purchase agreement, Prospectdigital remained liable for payment of the $1.5 million indebtedness, plus accrued interest, due to us. Prospectdigital is now a wholly owned subsidiary, and the results of Prospectdigital's operations have been included in the Consolidated Financial Statements since the date of acquisition.


Year ended December 31, 2004 compared with year ended December 31, 2003

      Imagent Online had a net loss of $515,000 in 2004 compared to a net loss of $606,000 in 2003. The reduction in net loss was primarily due to decreased compensation expense resulting from reduced headcount.


Year ended December 31, 2003 compared with year ended December 31, 2002

      Imagent Online had net losses of $606,000 during 2003, compared to net losses of $648,000 during 2002. This favorable change of $42,000 was primarily due to increased revenues in 2003.


Other Segments Results of Operations

Year ended December 31, 2004 compared with year ended December 31, 2003

      During 2004, combined net income from Legacy Advisory Services and Legacy Re, which is inactive, was $148,000 compared to combined net income of $122,000 in 2003. The favorable change was primarily due to increased advisory fee revenues, partially offset by an increase in professional fees.


Year ended December 31, 2003 compared with year ended December 31, 2002

      During 2003, combined net income from Legacy Advisory Services and Legacy Re was $122,000, compared to combined net income of $61,000 in 2002. This favorable change of $61,000 was primarily due to increased advisory fee revenues.


Liquidity and Capital Resources

      Net cash used by operating activities was $4.4 million in 2004 compared to net cash provided by operating activities of $12.7 million in 2003. The change was primarily due to (1) decreased operating results, (2) decreased accounts payable and accrued liabilities, primarily due to the payment of bonuses to Wholesalers based on their achievement of predetermined 2003 sales targets, payments of employee 2003 incentive bonuses and payments associated with a

Producer incentive trip, (3) increase in income taxes receivable due to a pre-tax loss in 2004, (4) a smaller decrease in prepaid expenses and deposits in 2004 compared to 2003 and a (5) decrease in the write-off of fixed assets. These amounts were partially offset by decreased accounts receivable primarily due to a decline in sales volume and decreased deferred tax assets, primarily due to a write-off of deferred tax assets associated with unexercised stock options and an increase in the valuation allowance related to unexercised stock options and Legacy Marketing's state net operating loss carryforward.

      Net cash used in investing activities was $3.4 million in 2004 compared to $6.0 million in 2003. The decrease was primarily due to reduced purchases and increased liquidation of available-for-sale securities to meet operating cash needs. The decrease was partially offset by increased purchases of fixed assets primarily due to construction costs related to our new servicing facility building in Rome, Georgia and an increase in computer software purchases.

      Net cash provided by financing activities was $2.2 million in 2004 compared to net cash used in financing activities of $1.6 million in 2003. The change was primarily due to proceeds from our construction loan and mortgage loan to finance the new building in Rome, Georgia, and proceeds from exercise of stock options.

      During 2003, we began construction of a new building in Rome, Georgia and established a $2.7 million loan facility to finance construction costs. During April 2004, we refinanced our construction loan replacing it with a $2.9 million variable interest rate note indexed to LIBOR plus 1.9%. The note is payable over ten years in monthly installments of principal, amortized on the basis of a 20-year term, and interest. At the end of the ten years, we must pay the balance of the principal due on the note. The outstanding balance of the note as of December 31, 2004 was $2.8 million. To manage interest expense, we entered into an interest rate swap agreement for the notional amount of the note, to modify its interest characteristics from a variable rate to a fixed rate. The swap agreement involves the exchange of interest obligations from April 2004 through April 2014 whereby we pay a fixed rate of 6.8% in exchange for LIBOR plus 1.9%.


      We are obligated to repurchase certain shares of our common stock. Cash paid to repurchase some of these shares totaled $966,000 in 2004 and $1.2 million in 2003. Based upon the estimated fair market values of the Series A and B Redeemable Common Stock as of December 31, 2004, the redemption of all eligible shares during 2005 would require $5.9 million. As the value of our common stock rises, our monetary obligation with respect to the redeemable common stock also increases.


      We lease office and warehouse premises and certain office equipment under non-cancelable operating leases. As of December 31, 2004, our total contractual cash obligations, including the building financing discussed above, were as follows:

                                                                                       Payments Due by Period
                                                  ----------------------------------------------------------------------------------
Contractual Obligations                             Total         Less than 1 year   1 - 3 years     4 - 5 years     After 5 years
                                                  -----------      -----------      -----------      -----------      -----------
Debt                                              $ 9,907,000      $   199,000      $   441,000      $   506,000      $ 8,761,000
Operating Leases                                    1,975,000          749,000        1,073,000          153,000             --
                                                  -----------      -----------      -----------      -----------      -----------
Total Contractual Cash Obligations                $11,882,000      $   948,000      $ 1,514,000      $   659,000      $ 8,761,000
                                                  ===========      ===========      ===========      ===========      ===========


      During 2003, we amended our Shareholder Agreement with Lynda L. Regan, Chief Executive Officer of the Company and Chairman of our Board of Directors. Under the terms of the amended agreement, upon the death of Ms. Regan, we would have the option (but not the obligation) to purchase from Ms. Regan's estate all shares of common stock that were owned by Ms. Regan at the time of her death, or were transferred by her to one or more trusts prior to her death. In addition, upon the death of Ms. Regan, her heirs would have the option (but not the obligation) to sell their inherited shares to us. The purchase price to be paid by us shall be equal to 125% of the fair market value of the shares. As of December 31, 2004, we believe that 125% of the fair market value of the shares owned by Ms. Regan was equal to $26.0 million. We have purchased four life insurance policies with a combined face amount of $33 million for the purpose of funding this potential obligation upon Ms. Regan's death.


      We used $4.4 million of cash in our operations and incurred consolidated net losses of $7.5 million during the year ended December 31, 2004. If our consolidated net losses continue, or if requests to repurchase redeemable common stock increase significantly, a cash shortfall could ultimately occur. We believe that existing cash balances, together with anticipated cash flow from operations, will provide sufficient funding for the foreseeable future. In addition, we do not anticipate having significant capital purchases in 2005. However, in the event that a cash shortfall occurs, we believe that adequate financing could be obtained to meet our cash flow needs. There can be no assurances that such financing would be available on favorable terms.


Recent Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We continue to assess the potential impact that the adoption of SFAS No. 123(R) could have on our financial position, results of operations or statement of cash flows.


                                  RISK FACTORS

                          RISKS RELATED TO OUR COMPANY

We have experienced losses in recent years and if losses continue, our business could suffer.

      We had a net loss of $7.5 million for the year ended December 31, 2004. The loss was primarily due to a loss at Legacy Marketing resulting from decreased revenue. The decrease in revenue was due to decreased sales of declared rate annuities resulting from a continuing low interest rate environment during 2004. The low interest rate environment caused many carriers that issue declared rate annuities to reduce the crediting rates and compensation paid on some of their products, which negatively impacted sales of declared rate annuities. Legacy Marketing's annuity sales were also negatively affected by the Company discontinuing marketing Transamerica products effective May 3, 2004.


We depend on a limited number of sources for our products, and any interruption, deterioration, or termination of the relationship with any of our insurance carriers could be disruptive to our business and harm our results of operations and financial condition.

      Legacy Marketing has marketing agreements with Transamerica Life Insurance and Annuity Company, American National Insurance Company, John Hancock Variable Life Insurance Company, Investors Insurance Corporation, and Americom Life & Annuity Insurance Company. Legacy Marketing has also entered into administrative agreements with each of the five insurance carriers and IL Annuity and Insurance Company, whose marketing agreement terminated during the first quarter of 2002. During 2004, 25%, 24%, and 27%, of our total consolidated revenue resulted from agreements with American National, Transamerica, and Investors Insurance. During 2003, 37%, 25%, and 23% of our total consolidated revenue was generated from agreements with American National, Transamerica, and Investors Insurance.

      Effective May 3, 2004, Legacy Marketing discontinued marketing Transamerica products that were marketed exclusively by Legacy Marketing primarily because those products no longer met Transamerica's profitability targets. Legacy Marketing will continue to administer these annuity products and to accept additional premium payments, subject to applicable additional deposit limitations for these products. The discontinued products accounted for approximately 24% and 25% of our total consolidated revenue for the years ended December 31, 2004 and 2003. Revenue from sales and administration of Transamerica products decreased $8.5 million in 2004 compared to 2003 and accounted for approximately 24% of our total consolidated revenue for the year ended December 31, 2004.

      In addition, Legacy Marketing discontinued marketing life insurance products issued by American National effective during the first quarter of 2003. These products accounted for a nominal amount of revenue during each of the years ending December 31, 2004, 2003, and 2002. Legacy Marketing will continue to administer American National life insurance products, including acceptance of renewal premium.

      During the second quarter of 2003, American National, which sets the crediting rates for the American National products marketed by Legacy Marketing, reduced the crediting rates of several such annuity products marketed by Legacy Marketing. In addition, American National lowered the commission rates that it pays to Legacy Marketing for sales of these products. As a result, sales of annuity products on behalf of American National began to decrease through the remainder of 2003. Sales and administration of these products declined from $11.6 million during the first six months of 2003 to $6.2 million during the second half of 2003, a 47% decline. In addition, sales and administration of these products declined from $26.3 million in 2003 to $9.2 million in 2004. Legacy Marketing developed the BenchMark Reliance (SM) annuity product during 2003 and expects to develop new annuity products with American National that may result in increased sales for Legacy Marketing in the long term.

      During the third quarter of 2003, Legacy Marketing discontinued the marketing of the AssureMark (SM) fixed annuity product series issued by John Hancock. As a result, sales of annuity products on behalf of John Hancock decreased during the remainder of 2003. Revenues from sales of John Hancock products decreased $1.5 million in 2004 compared to 2003, and $1.9 million in 2003 compared to 2002.

      In June 2002, Legacy Marketing entered into marketing and administrative services agreements with Investors Insurance Corporation, an unaffiliated insurance carrier. Under these agreements, Legacy Marketing sells and administers annuity products on behalf of Investors Insurance.

      On July 1, 2002, Regan Holding entered into a Purchase Option Agreement with SCOR Life U.S. Re Insurance Company ("SCOR"), a 100% owner of the outstanding capital stock of Investors Insurance. Pursuant to the terms of the agreement, SCOR has granted us the right to purchase the outstanding capital stock of Investors Insurance in exchange for annual option fees. We have paid annual option fees totaling approximately $3.0 million as of December 31, 2004. We have the right to exercise the option at any time prior to the expiration date on June 30, 2005. If we elect to exercise the option, we must complete the purchase transaction within two years of exercising the option. Upon completion of a purchase transaction, the option fees will be included in the purchase price. If the option expires unused, the fees paid will be expensed. Before expiration, we can request a refund of fees paid in the event that the financial rating of Investors Insurance declines as defined in the agreement. As of December 31, 2004, the Investors Insurance rating has declined to a level where we can request such a refund. We are exploring various methods to finance the acquisition of Investors Insurance, including the issuance of debt or equity securities by Regan Holding or one of our subsidiaries. As a result, it is possible that we will issue a significant amount of debt or equity securities to one or more new investors. Any such issuance of equity securities would likely reduce the percentage ownership of Regan Holding held by current shareholders.

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

      Any interruption, deterioration, or termination of the relationship with any of Legacy Marketing's insurance carriers could be disruptive to our business and harm our results of operations and financial condition.


Our consolidated revenues may decrease significantly due to the discontinuation of the marketing of Transamerica products.

      Effective May 3, 2004, Legacy Marketing discontinued marketing Transamerica products that were marketed exclusively by Legacy Marketing. As a result, sales of Transamerica products decreased during 2004. Sales of Transamerica products represented 24% and 25% of our consolidated revenue during the years ended December 31, 2004 and 2003. The failure to develop new products or the failure to increase the sales of other new annuity products could adversely affect our results of operations and financial condition.


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

      If our cash inflows and existing cash balances become insufficient to support future operating requirements or the redemption of our common stock, we will need to obtain additional funding either by incurring additional debt or issuing equity to investors in either the public or private capital markets. Our cash flows are primarily dependent upon the commissions we receive based on the premium generated from the sale of annuity products that we sell. The market for these products is extremely competitive. New products are constantly being developed to replace existing products in the marketplace. If we are unable to keep pace with the development of such new products, our cash inflows could decrease. Due to this changing environment in which we operate, we are unable to predict whether our cash inflows will be sufficient to support future operating requirements. Our failure to obtain additional funding when needed could delay new product introduction or business expansion opportunities, which could cause a decrease in our operating results and financial condition. We are unaware of any material limitations on our ability to obtain additional funding. If additional funds can be raised through the issuance of equity securities, the ownership percentage of our then-current shareholders would be reduced.
Furthermore, any equity securities issued in the future may have rights, preferences, or privileges senior to that of our existing common stock.

      Our cash and available-for-sale marketable security positions at December 31, 2004, 2003 and 2002 were $4.3 million, $15.8 million and $9.7 million.


Significant repurchases of our common stock could materially decrease our cash position.


      As of December 31, 2004, we were obligated to redeem 2,853,000 shares of Series A Common Stock at the option of the holders of these shares. Of the 553,000 shares of Series B Common Stock outstanding at December 31, 2004, we were obligated to redeem up to 10% of these shares at the option of the holders of these shares, limited to a specified twenty-day period each year. The price per share is based on the estimated fair market value of the stock on the redemption date. Based upon the estimated fair market values of the Series A and B Redeemable Common Stock as of December 31, 2004, the redemption of all eligible shares during 2005 would require $5.9 million, which would materially decrease our cash position.

      Pursuant to the terms of our Amended and Restated Shareholder's Agreement with Lynda L. Regan, our Chief Executive Officer, upon the death of Ms. Regan, the heirs of Ms. Regan will have the option (but not the obligation) to sell to us all or a portion of the shares of the Company owned by Ms. Regan at the time of her death and we will have the obligation to buy those shares. The purchase price to be paid by us, if any, shall be equal to 125% of the fair market value of the shares. As of December 31, 2004, we believe 125% of the fair market value of the shares owned by Ms. Regan was equal to $26.0 million. We have purchased four life insurance policies with a combined face amount of $33 million for the purpose of funding this potential obligation. There can be no assurances, however, that the proceeds from these insurance policies will be available or sufficient to cover the purchase price of the shares owned by Ms. Regan at the time of her death. If the proceeds from the insurance policies were not available or sufficient to cover the purchase price of Ms. Regan's shares at the time of her death, our operating results and financial condition could be adversely affected.

                          RISKS RELATED TO OUR INDUSTRY

We may not be able to compete successfully with competitors that may have greater resources than we do.

      The fixed annuity business is rapidly evolving and intensely competitive. Legacy Marketing's primary market is fixed annuities sold through independent producers. In addition, Legacy Marketing administers the products sold by Producers on behalf of the issuing insurance carriers. Fixed annuity sales in the United States were approximately $91 billion in 2004. Legacy Marketing had a 1% market share of the 2004 fixed annuity sales in the United States based on Legacy Marketing's $800 million of inforce premiums placed in 2004 as a percentage of the $91 billion of annuities sold in the United States during 2004. Some of Legacy Marketing's top competitors selling fixed annuities through independent sales channels are Allianz Life of North America, American Equity Investment Life, Jefferson Pilot Financial Insurance Company, and AmerUs Group. These competitors may have greater financial and other resources than we do which allow them to respond more quickly than us under certain circumstances. Some of Legacy Marketing's competitors are insurance companies that only sell their own annuity products. Legacy Marketing, however, sells annuity products issued by several different insurance carriers. Legacy Marketing, therefore, has the flexibility to develop and sell a wide variety of annuity products by using its established relationships with its current insurance carrier partners or by approaching new insurance carriers to form relationships whereby Legacy Marketing develops new annuity products to sell. This flexibility allows Legacy Marketing to simultaneously leverage the resources of several insurance carriers and eliminates Legacy Marketing's dependence on any one source for annuity products. Legacy Marketing is not aware of any significant new means of competition, products or services that its competitors provide or will soon provide. However, in the highly competitive fixed annuity marketplace, new distribution models, product innovations and technological advances may occur at any time and could present Legacy Marketing with competitive challenges. There can be no assurance that Legacy Marketing will be able to compete successfully. In addition, Legacy Marketing's business model relies on Wholesaler distribution networks to effectively market its products competitively. Maintaining relationships with these Wholesaler distribution networks requires introducing new products and services to the market in an efficient and timely manner, offering competitive commission schedules, and providing superior marketing, training, and support. In the recent past, Legacy Marketing has been reasonably successful in expanding and maintaining its current Wholesaler distribution network. Due to competition among insurance companies and insurance marketing organizations for successful Wholesalers, there can be no assurance that Legacy Marketing will be able to retain some or all of its Wholesaler distribution networks.


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

      In December 2004, the NAIC approved amendments to the NAIC's model Producer Licensing Act. Under the model Act, producers, like Legacy Marketing's Producers, who have been appointed by an insurer as its agent and do not receive compensation from a customer will not be required to disclose the amount of compensation received from the insurer. However, they must disclose to the customer prior to the sale of insurance to the customer that they will be receiving compensation from the insurer, or that the producer represents the insurer and may provide services to the customer for the insurer. One state has adopted a regulation based on the model Act and others are considering similar regulations or legislation. In addition, the NAIC has held a hearing to consider additional regulation and may in the future propose additional measures affecting producers.

      Our core business consists of selling fixed annuity products, on behalf of insurance carriers, through a network of approximately 24,400 Producers. If the amendments to the model Act, or similar or additional regulations, were to be adopted in states that we conduct business, the Producers would have to disclose to potential purchasers of fixed annuity products, compensation they may receive from Legacy Marketing or the insurance carriers. They may also have to disclose that the Producer represents the insurance carriers and may provide services to the customer on behalf of the carriers. We are unable to predict which states will adopt the amendments to the model Act and whether other new initiatives may affect our business and the demand for the fixed annuity products marketed by Legacy Marketing. It is possible, however, that enactment of the amendments to the model Act, or similar or additional regulations, could have a material adverse effect on the insurance industry in general or on our financial condition and results of operations.

      In recent years, the U.S. insurance regulatory framework has come under increased scrutiny. Some state legislatures have considered laws that may alter or increase state regulation of insurance, reinsurance, and holding companies. Moreover, the NAIC and state insurance regulators regularly re-examine existing laws and regulations, often focusing on modifications to holding company regulations, interpretations of existing laws, and the development of new laws. Changes in these laws and regulations or their interpretation could have a material adverse effect on our financial condition or results of operations. In addition, the U.S. Congress has considered statutes that would impose certain national uniform standards and repeal the McCarran-Ferguson antitrust exemption for the business of insurance. While no legislation is currently pending, the U.S. Congress could adopt laws or regulations that could have a material adverse effect on our financial condition or results of operations.

      Legacy Financial is registered as a broker-dealer with, and is subject to regulation by, the SEC, NASD, Municipal Securities Rulemaking Board, and various state agencies. This regulation covers matters such as capital requirements, recordkeeping and reporting requirements, and employee-related matters, including qualification and licensing of supervisory and sales personnel. Any proceeding alleging violation of, or noncompliance with, laws and regulations applicable to Legacy Financial could harm its business, financial condition, results of operations, and business prospects. In addition, changes in federal legislation, state legislation, court decisions and administrative policies could significantly and adversely affect the securities industry generally and our business in particular.


Adverse changes in tax laws could diminish the marketability of most of our products, resulting in decreased revenue.

      Under the Internal Revenue Code of 1986, as amended, income tax payable by policyholders on investment earnings is deferred during the accumulation period of most of the annuity products that Legacy Marketing markets. This favorable income tax treatment results in our policyholders paying no income tax on their earnings in the annuity products until they take a cash distribution. We believe that the tax deferral features contained within the annuity products that Legacy Marketing markets give our products a competitive advantage over other non-insurance investment products where income taxes may be due on current earnings. If the tax code is revised to reduce the tax-deferred status of annuity products or to increase the tax-deferred status of competing products, our business could be adversely impacted because our competitive advantage could be weakened. In addition, some products that we sell receive favorable estate tax treatment under the tax code. If the tax code is revised to change existing estate tax laws, our business could be adversely affected. We cannot predict other future tax initiatives that the federal government may propose that may affect us.


We operate in an industry in which there is significant risk of litigation. Substantial claims against us could diminish our financial condition or results of operation.

      As a professional services firm primarily engaged in marketing and administration of annuity products, we encounter litigation in the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with legal counsel, that the ultimate disposition of these claims will not have a material adverse effect on our financial condition, cash flows or results of operations. In addition, companies in the life insurance industry have been subject to substantial claims involving sales practices, agent misconduct, failure to properly supervise agents, and other matters in connection with the sale of life insurance, annuities, and other investment products. Increasingly, these lawsuits have resulted in the award of substantial judgments, including material amounts of punitive damages that are disproportionate to the actual damages. In some states juries have substantial discretion in awarding punitive damages that creates the potential for material adverse judgments in litigation. If any similar lawsuit or other litigation is brought against us, such proceedings may materially harm our business, financial condition, or results of operations.


Item 7a. Quantitative and Qualitative Disclosure About Market Risk

      Our  investments   are   categorized  as  trading  or   available-for-sale
securities.

      We did not have any investments in fixed income instruments as of December 31, 2004.

      Equity price risk is the potential loss arising from changes in the value of equity securities. In general, equity securities have more year-to-year price variability than intermediate term high-grade bonds. However, returns over longer time frames have been consistently higher. Our equity securities consist primarily of investments in broadly diversified mutual funds. As a result of favorable market conditions related to our mutual fund investments, the fair value of our equity securities is above original cost at December 31, 2004 and 2003. The original cost and fair values of our marketable equity securities are shown below:

                                          Original Cost      Fair Value
                                          -------------      ----------
      December 31, 2004                     $6,353,000       $7,900,000
      December 31, 2003                     $5,633,000       $6,308,000


      During April 2004 the Company entered into a variable rate mortgage on its facility in Rome, Georgia. To manage interest expense on the note, we entered into an interest rate swap agreement for the notional amount of the note, to modify its interest characteristics from a variable rate to a fixed rate. The swap agreement involves the exchange of interest obligations from April 2004 through April 2014 whereby we pay a fixed rate of 6.8% in exchange for LIBOR plus 1.9%.


      All of the above risks are monitored on an ongoing basis. A combination of in-house review and consultation with our investment broker is used to analyze individual securities, as well as the entire portfolio.

Item 8. Financial Statements and Supplementary Data


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Regan Holding Corp.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Regan Holding Corp. and its subsidiaries (the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
San Francisco, California

March 29, 2005

                                                REGAN HOLDING CORP. AND SUBSIDIARES
                                                     Consolidated Balance Sheet

                                                                                                               December 31,
                                                                                                     -------------------------------
                                                                                                         2004                2003
                                                                                                     -----------         -----------
Assets
Cash and cash equivalents                                                                            $ 4,348,000         $ 9,908,000
Trading investments                                                                                    7,900,000           6,308,000
Available-for-sale investments                                                                              --             5,939,000
Option to purchase Investors Insurance Company                                                         2,975,000           1,200,000
Accounts receivable, net of allowance of $569,000 and $866,000 at
     December 31, 2004 and 2003                                                                        1,496,000           4,225,000
Income taxes receivable                                                                                  755,000                --
Prepaid expenses and deposits                                                                            705,000             803,000
Deferred tax assets                                                                                      772,000           1,356,000
                                                                                                     -----------         -----------
     Total current assets                                                                             18,951,000          29,739,000
                                                                                                     -----------         -----------
Net fixed assets                                                                                      27,675,000          24,278,000
Deferred tax assets                                                                                         --             1,170,000
Goodwill                                                                                                    --               679,000
Intangible assets, net                                                                                   122,000             196,000
Notes receivable                                                                                         672,000             827,000
Other assets                                                                                             198,000             226,000
                                                                                                     -----------         -----------
     Total non current assets                                                                         28,667,000          27,376,000
                                                                                                     -----------         -----------
     Total assets                                                                                    $47,618,000         $57,115,000
                                                                                                     ===========         ===========

Liabilities, redeemable common stock, and shareholders' equity
Liabilities
Accounts payable and accrued liabilities                                                             $ 5,243,000         $10,790,000
Income taxes payable                                                                                        --             1,990,000
Current portion of notes payable and other borrowings                                                    199,000             307,000
                                                                                                     -----------         -----------
     Total current liabilities                                                                         5,442,000          13,087,000
                                                                                                     -----------         -----------
Deferred compensation payable                                                                          7,748,000           6,257,000
Deferred tax liabilities                                                                               1,242,000                --
Other liabilities                                                                                        854,000             196,000
Notes payable, less current portion                                                                    9,708,000           7,083,000
                                                                                                     -----------         -----------
     Total non current liabilities                                                                    19,552,000          13,536,000
                                                                                                     -----------         -----------
     Total liabilities                                                                                24,994,000          26,623,000
                                                                                                     -----------         -----------

Redeemable common stock, Series A and B                                                                7,486,000           8,964,000
                                                                                                     -----------         -----------

Shareholders' equity
Preferred stock, no par value:
Authorized:  100,000,000 shares; no shares issued or outstanding                                            --                  --
Series A common stock, no par value:
Authorized:  45,000,000 shares; issued or outstanding: 20,912,000 and
20,252,000 at December 31, 2004 and 2003                                                               3,847,000           3,158,000
Common stock committed                                                                                      --                25,000
Paid-in capital                                                                                        6,522,000           6,510,000
Retained earnings                                                                                      4,769,000          11,779,000
Accumulated other comprehensive income                                                                      --                56,000
                                                                                                     -----------         -----------
     Total shareholders' equity                                                                       15,138,000          21,528,000
                                                                                                     -----------         -----------
     Total liabilities, redeemable common stock, and shareholders' equity                            $47,618,000         $57,115,000
                                                                                                     ===========         ===========

                                                 See notes to financial statements.

                                                 REGAN HOLDING CORP. AND SUBSIDIARIES
                                                 Consolidated Statement of Operations

                                                                                          For the Year Ended December 31,
                                                                           ---------------------------------------------------------
                                                                               2004                  2003                  2002
                                                                           ------------          ------------          ------------
Revenue
     Marketing allowances and commission overrides                         $ 20,203,000          $ 48,396,000          $ 32,323,000
     Trailing commissions                                                     4,792,000             5,130,000             4,899,000
     Administrative fees                                                     10,288,000            13,875,000            12,007,000
     Other revenue                                                            2,102,000             3,516,000               820,000
                                                                           ------------          ------------          ------------
       Total revenue                                                         37,385,000            70,917,000            50,049,000
                                                                           ------------          ------------          ------------

Expenses
     Selling, general and administrative                                     38,414,000            53,583,000            43,521,000
     Depreciation and amortization                                            4,282,000             4,077,000             4,339,000
     Goodwill impairment losses                                                 679,000               491,000                  --
     Other                                                                    2,342,000             4,729,000             2,859,000
                                                                           ------------          ------------          ------------
       Total expenses                                                        45,717,000            62,880,000            50,719,000
                                                                           ------------          ------------          ------------

Operating income (loss)                                                      (8,332,000)            8,037,000              (670,000)

Other income
Investment income, net                                                          531,000               416,000               652,000
Interest expense                                                                 (9,000)              (33,000)              (76,000)
                                                                           ------------          ------------          ------------
     Total other income, net                                                    522,000               383,000               576,000
                                                                           ------------          ------------          ------------

Income (loss) before income taxes                                            (7,810,000)            8,420,000               (94,000)
Provision for (benefit from) income taxes                                      (343,000)            3,391,000               (34,000)
                                                                           ------------          ------------          ------------

Net income (loss) before accretion of redeemable
     common stock                                                            (7,467,000)            5,029,000               (60,000)
Reduction (accretion) of redeemable common stock                                512,000               (34,000)              (26,000)
                                                                           ------------          ------------          ------------
Net income (loss) available for common shareholders                        $ (6,955,000)         $  4,995,000          $    (86,000)
                                                                           ============          ============          ============

Basic earnings (loss) per share:
Earnings (loss) available for common shareholders                          $      (0.29)         $       0.20          $       --
Weighted average shares outstanding                                          23,880,000            24,431,000            25,093,000
Diluted earnings (loss) per share:
Earnings (loss) available for common shareholders                          $      (0.29)         $       0.18          $       --
Weighted average shares outstanding                                          23,880,000            27,330,000            25,093,000

                                                 See notes to financial statements.

                                                 REGAN HOLDING CORP. AND SUBSIDIARIES
                                            Consolidated Statement of Shareholders' Equity
                                         For the years ended December 31, 2004, 2003 and 2002


                                                             Series A Common Stock      Common
                                                         ----------------------------    Stock        Paid-in       Retained
                                                             Shares         Amount     Committed      Capital       Earnings
                                                         -------------- ------------- ----------- -------------- -------------
Balance December 31, 2001                                   20,769,000   $ 3,596,000    $ 25,000    $ 6,424,000   $ 7,405,000
    Comprehensive loss, net of tax:
    Net loss                                                                                                          (60,000)
    Net unrealized gains on investments
    Less:
    Reclassification of net realized gains

       Total comprehensive loss
    Retirement of common stock upon
       voluntary repurchases                                  (274,000)     (272,000)                                (184,000)
    Retirement of redeemable common stock                                                                71,000
    Accretion to redemption value of
       redeemable common stock                                                                                        (26,000)
    Producer stock option expense                                                                         4,000             -
                                                         -------------- ------------- ----------- -------------- -------------
Balance December 31, 2002                                   20,495,000     3,324,000      25,000      6,499,000     7,135,000
    Comprehensive income, net of tax:
    Net income                                                                                                      5,029,000
    Net unrealized gains on investments
    Less:
    Reclassification of net realized losses

       Total comprehensive income
    Retirement of common stock upon
       voluntary repurchases                                  (398,000)     (363,000)                                (351,000)
    Retirement of redeemable common stock                                                                 1,000
    Accretion to redemption value of
       redeemable common stock                                                                                        (34,000)
    Producer stock option expense                                                                        10,000
    Producer stock option expense                              155,000       197,000
                                                         -------------- ------------- ----------- -------------- -------------
Balance December 31, 2003                                   20,252,000     3,158,000      25,000      6,510,000    11,779,000
    Comprehensive loss, net of tax:
    Net loss                                                                                                       (7,467,000)
    Net unrealized gains on investments
    Less:
    Reclassification of net realized gains

       Total comprehensive loss
    Retirement of common stock upon
       voluntary repurchases                                  (181,000)     (278,000)                                 (55,000)
    Issuance of common stock committed                                        25,000     (25,000)
    Exercise of stock options                                  841,000       942,000
    Reduction to redemption value of
       redeemable common stock                                                                                        512,000
    Producer stock option expense                                                                        12,000             -
                                                         -------------- ------------- ----------- -------------- -------------
Balance December 31, 2004                                   20,912,000   $ 3,847,000    $     --    $ 6,522,000   $ 4,769,000
                                                         ============== ============= =========== ============== =============

                                                           Accumulated
                                                             Other
                                                          Comprehensive
                                                          Income (loss)     Total
                                                          ------------  --------------
Balance December 31, 2001                                    $ 56,000    $ 17,506,000
    Comprehensive loss, net of tax:
    Net loss                                                                  (60,000)
    Net unrealized gains on investments                        53,000          53,000
    Less:
    Reclassification of net realized gains                   (132,000)       (132,000)
                                                                        --------------
       Total comprehensive loss                                              (139,000)
    Retirement of common stock upon
       voluntary repurchases                                                 (456,000)
    Retirement of redeemable common stock                                      71,000
    Accretion to redemption value of
       redeemable common stock                                                (26,000)
    Producer stock option expense                                               4,000
                                                          ------------  --------------
Balance December 31, 2002                                     (23,000)     16,960,000
    Comprehensive income, net of tax:
    Net income                                                              5,029,000
    Net unrealized gains on investments                        72,000          72,000
    Less:
    Reclassification of net realized losses                     7,000           7,000
                                                                        --------------
       Total comprehensive income                                           5,108,000
    Retirement of common stock upon
       voluntary repurchases                                                 (714,000)
    Retirement of redeemable common stock                                       1,000
    Accretion to redemption value of
       redeemable common stock                                                (34,000)
    Producer stock option expense                                              10,000
    Producer stock option expense                                             197,000
                                                          ------------  --------------
Balance December 31, 2003                                      56,000      21,528,000
    Comprehensive loss, net of tax:
    Net loss                                                               (7,467,000)
    Net unrealized gains on investments                        24,000          24,000
    Less:
    Reclassification of net realized gains                    (80,000)        (80,000)
                                                                        --------------
       Total comprehensive loss                                            (7,523,000)
    Retirement of common stock upon
       voluntary repurchases                                                 (333,000)
    Issuance of common stock committed                                              -
    Exercise of stock options                                                 942,000
    Reduction to redemption value of
       redeemable common stock                                                512,000
    Producer stock option expense                                              12,000
                                                          ------------  --------------
Balance December 31, 2004                                    $    --     $ 15,138,000
                                                          ============  ==============

                                                 See notes to financial statements.

                                                 REGAN HOLDING CORP. AND SUBSIDIARIES
                                                 Consolidated Statement of Cash Flows

                                                                                           For the Year Ended December 31,
                                                                               -----------------------------------------------------
                                                                                   2004                2003                2002
                                                                               ------------        ------------        ------------
Cash flows from operating activities:
Net income (loss)                                                              $ (7,467,000)       $  5,029,000        $    (60,000)
Adjustments to reconcile net income (loss) to cash
  provided by (used in) operating activities:
     Depreciation and amortization                                                4,282,000           4,077,000           4,339,000
     Losses on write-off of fixed assets                                             67,000           1,772,000             255,000
     Impairment of goodwill and intangible assets                                   679,000             538,000                --
     Provision for (reduction of) doubtful accounts                                 (62,000)            399,000             393,000
     Deferred taxes                                                               3,034,000            (863,000)           (134,000)
     Amortization of premium or discount on investments                              40,000              84,000              76,000
     Unrealized (gains) losses on trading securities, net                          (869,000)         (1,709,000)          1,034,000
     Realized (gains) losses on sales of investments, net                          (133,000)             12,000            (219,000)
     Producer stock option expense                                                   12,000              10,000               4,000
Changes in operating assets and liabilities:
     Purchases of trading securities, net                                          (720,000)           (333,000)         (5,276,000)
     Accounts receivable                                                          2,791,000          (1,350,000)           (934,000)
     Prepaid expenses and deposits                                                   98,000           1,319,000          (1,065,000)
     Income taxes receivable and payable                                         (2,745,000)           (337,000)          2,403,000
     Accounts payable and accrued liabilities                                    (5,547,000)          1,884,000             604,000
     Deferred compensation payable                                                1,491,000           2,016,000            (115,000)
     Other operating assets and liabilities                                         686,000             177,000            (319,000)
                                                                               ------------        ------------        ------------
     Net cash provided by (used in) operating activities                         (4,363,000)         12,725,000             986,000
                                                                               ------------        ------------        ------------
Cash flows from investing activities:
Purchases of available-for-sale securities                                       (2,101,000)         (5,902,000)           (959,000)
Proceeds from sales of available-for-sale securities                              5,536,000           2,914,000           8,633,000
Proceeds from maturities of available-for-sale securities                         2,500,000           1,970,000                --
Option to purchase Investors Insurance Corporation                               (1,775,000)           (600,000)           (600,000)
Proceeds (payments) from notes receivable                                           155,000            (175,000)             24,000
Acquisition of prospectdigital assets                                                  --                  --              (225,000)
Purchases of fixed assets                                                        (7,672,000)         (4,197,000)         (5,580,000)
                                                                               ------------        ------------        ------------
     Net cash provided by (used in) investing activities                         (3,357,000)         (5,990,000)          1,293,000
                                                                               ------------        ------------        ------------
Cash flows from financing activities:
Proceeds from loans payable                                                       2,155,000             191,000           5,321,000
Payments toward loans payable                                                    (2,346,000)               --           (10,071,000)
Proceeds from note payable                                                        2,870,000                --             7,350,000
Payments toward notes payable                                                      (162,000)           (109,000)            (42,000)
Repurchases of redeemable common stock                                             (966,000)         (1,185,000)           (964,000)
Proceeds from exercise of common stock options                                      942,000                --                  --
Voluntary repurchases of common stock                                              (333,000)           (517,000)           (456,000)
                                                                               ------------        ------------        ------------
     Net cash provided by (used in) financing activities:                         2,160,000          (1,620,000)          1,138,000
                                                                               ------------        ------------        ------------
Net increase (decrease) in cash and cash equivalents                             (5,560,000)          5,115,000           3,417,000
Cash and cash equivalents, beginning of period                                    9,908,000           4,793,000           1,376,000
                                                                               ------------        ------------        ------------
Cash and cash equivalents, end of period                                       $  4,348,000        $  9,908,000        $  4,793,000
                                                                               ============        ============        ============

Supplemental cash flow information:
Taxes paid / (refunds received)                                                $   (650,000)       $  5,110,000        $      7,000
Interest paid                                                                  $    634,000        $    517,000        $    411,000

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

      As of December 31, 2004, Legacy Marketing had marketing agreements with Transamerica Life Insurance and Annuity Company ("Transamerica"), American National Insurance Company ("American National"), John Hancock Variable Life Insurance Company ("John Hancock"), Investors Insurance Corporation ("Investors Insurance"), and Americom Life & Annuity Insurance Company ("Americom") (collectively, the "carriers"). During 2002, Legacy Marketing terminated its marketing agreement with IL Annuity and Insurance Company ("IL Annuity"). The marketing agreements grant Legacy Marketing the exclusive right to market certain fixed annuity and life insurance products issued by the carriers (the "policies"). In addition, Legacy Marketing is responsible for appointing independent insurance producers, who contract with Legacy Marketing to sell policies, with the applicable carrier. For providing these services, the carriers pay Legacy Marketing commissions and marketing allowances.

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


      d. Fair value of financial instruments

      The carrying values of the Company's financial instruments, including cash equivalents, trading investments, accounts receivable, accounts payable, accrued liabilities and notes payable approximate their market values based on their relatively short-term nature or comparable market information available at the respective balance sheet dates.

      e. Cash and Cash Equivalents

      Cash and cash equivalents include marketable securities with an original or remaining maturity of ninety days or less at the time of purchase.


      f. Investments

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


      g. Fixed Assets

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

      h. Goodwill and Other Intangible Assets

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


      i. Impairment of Long-Lived Assets

      In accordance with Statement of Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Measurement of the impairment of long-lived assets is based upon management's estimate of undiscounted future cash flows. The Company periodically reviews capitalized internal use software to determine if the carrying value is fully recoverable. If there are future cash flows directly related to the software or the business unit of which it is a part, as applicable, we record an impairment loss when the present value of the future cash flows is less than the carrying value. If software, or components of software, in development are abandoned, the Company takes a charge to write off the capitalized amount in the period the decision is made to abandon it.


      j. Redeemable Common Stock

      Redeemable common stock is carried at the greater of the issuance value or the redemption value. Periodic adjustments to reflect increases or decreases in redemption value are recorded as accretion, with an offsetting adjustment to retained earnings.


      k. Derivative Financial Instruments

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


      l. Income Taxes

      The Company provides deferred taxes based on the enacted tax rates in effect on the dates temporary differences between the book and the tax bases of assets and liabilities reverse.


      m. Stock Options

      The Company has a stock-based employee compensation plan (see Note 13) and accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

      The following table illustrates the effect on net income (loss) and income
(loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                                                       2004                2003            2002
                                                                                  -------------       -------------       ---------
Net income (loss) available for common
        shareholders, as reported                                                 $  (6,955,000)      $   4,995,000       $ (86,000)
Deduct:  Total stock-based employee
        compensation expense determined under the fair
        value method for all awards, net of related tax effects                        (258,000)           (424,000)       (478,000)
                                                                                  -------------       -------------       ---------

Pro forma net income (loss) available for common
        shareholders                                                              $  (7,213,000)      $   4,571,000       $(564,000)
                                                                                  =============       =============       =========

Earnings (loss) per share:

Basic - as reported                                                               $       (0.29)      $       0.20        $    --
Basic - pro forma                                                                 $       (0.30)      $       0.19        $   (0.02)

Diluted - as reported                                                             $       (0.29)      $       0.18        $    --
Diluted - pro forma                                                               $       (0.30)      $       0.17        $   (0.02)

      The fair value of the employee option grants for pro forma disclosure purposes was estimated using the minimum value method, with the following assumptions:

                                        2004                        2003                      2002
                                    ------------                ------------              ------------
Risk-free interest rates            2.84%-4.03%                 1.45%-3.20%               4.08%-4.52%
Expected life                       3-5 years                   3-5 years                 3-5 years
Dividend yield                      None                        None                      None

      n. Recent Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company continues to assess the potential impact that the adoption of SFAS No. 123(R) could have on its financial position, results of operations or statement of cash flows.


2. Investments

      The Company had no available for sale investments at December 31, 2004. The cost and fair value of investment securities at December 31, 2003 were as follows:

                                                                                   Unrealied          Unrealized
                                                                 Cost Basis          Gains               Gains            Fair Value
                                                                -----------        -----------        -----------        -----------
December 31, 2003
Available for sale investments
Corporate bonds maturing in 1 to 5 years                        $ 3,812,000        $    52,000        $      --          $ 3,864,000
Bond funds                                                        2,033,000             42,000               --            2,075,000
                                                                -----------        -----------        -----------        -----------
Total available for sale investments                            $ 5,845,000        $    94,000        $      --          $ 5,939,000
                                                                ===========        ===========        ===========        ===========

                                                                    2004               2003               2002
                                                                -----------        -----------        -----------
Gross realized gains                                            $   162,000        $     6,000        $   281,000
Gross realized losses                                           $   (33,000)       $   (18,000)       $   (62,000)

    3. Fixed Assets

                                                           December 31,
                                                  ------------------------------
                                                       2004             2003
                                                  ------------     ------------
Computer hardware and purchased software          $ 10,465,000     $  8,075,000
Internal use software development costs             18,560,000       15,742,000
Leasehold improvements                               1,361,000        1,361,000
Furniture and equipment                              3,213,000        3,108,000
Building                                            10,884,000        9,446,000
Land                                                 3,092,000        2,718,000
                                                  ------------     ------------
                                                    47,575,000       40,450,000
Accumulated depreciation and amortization          (19,900,000)     (16,172,000)
                                                  ------------     ------------
Total                                             $ 27,675,000     $ 24,278,000
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

      During 2003, the Company completed its evaluation of an internal use software project that it initially licensed in 1998 with the intent to modify and customize the licensed software prior to deployment. The Company began this project intending to replace its administration system after the vendor of its existing administration system required the Company to migrate from the existing system to an alternative platform. In late 2002, the Company learned from its vendor that it might be able to retain its existing system. Modification and customization of the licensed software was suspended in December of 2002. A financial analysis completed in the first quarter of 2003 indicated that remaining on the existing system may provide greater benefit than converting to a new system. In the third quarter of 2003, the Company's vendor concluded that the Company could continue to use its existing system for an extended period. The Company has completed a rigorous evaluation of its Company-wide technological needs, which included an assessment of the viability of the existing system. As a result of this assessment the Company concluded that it would use both systems and in the fourth quarter of 2003 the Company recorded a write-off of $1.1 million associated with the abandoned components of the software costs.


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

      As a result of performing the impairment tests required under SFAS 144, the Company was then required under the provisions of SFAS 142 to perform a goodwill impairment test using the revised cash flows forecast discounted at an appropriate cost of capital. The results of this test indicated that the Company's goodwill was not recoverable. Accordingly, the Company recorded a goodwill impairment loss on the remaining goodwill balance of $679,000 during the second quarter of 2004.

      Acquired intangible assets, all subject to amortization:

                                              December 31,
                           -----------------------------------------------------
                                     2004                      2003
                           ------------------------  ---------------------------
                              Gross                      Gross
                            Carrying   Accumulated     Carrying   Accumulated
                             Amount    Amortization     Amount    Amortization
                           ---------   ------------   ---------   ------------
Copyrights                 $ 203,000    $(174,000)    $ 203,000    $(145,000)
Software license             223,000     (130,000)      223,000      (85,000)
                           ---------    ---------     ---------    ---------
      Total                $ 426,000    $(304,000)    $ 426,000    $(230,000)
                           =========    =========     =========    =========

      The aggregate amortization expense for the years ended December 31, 2004, 2003 and 2002 was $74,000, $89,000 and $91,000. The estimated amortization expense for the years ended December 31, 2005, 2006 and 2007 is $74,000, $45,000 and $4,000.

5. Option to Purchase Investors Insurance Corporation

      On July 1, 2002, the Company entered into a Purchase Option Agreement with SCOR Life U.S. Re Insurance Company ("SCOR"), a 100% owner of the outstanding capital stock of Investors Insurance. Pursuant to the terms of the agreement, SCOR has granted the Company the right to purchase the outstanding capital stock of Investors Insurance in exchange for annual option fees. The Company has paid annual option fees totaling $2,975,000 as of December 31, 2004. The Company has the right to exercise the option at any time prior to the expiration date on June 30, 2005. If the Company elects to exercise the option, it must complete the purchase transaction within two years of exercising the option. Upon completion of a purchase transaction, the option fees will be included in the purchase price. If the option expires unused, the fees paid will be expensed. Before expiration, the Company can request a refund of fees paid in the event that the financial rating of Investors Insurance declines as defined in an agreement. As of December 31, 2004, the Investors Insurance rating has declined to a level where the Company can request such a refund.


6. Accounts Payable and Accrued Liabilities

                                                             December 31,
                                                    ----------------------------
                                                        2004             2003
                                                    -----------      -----------
Accrued compensation                                $ 1,952,000      $ 3,351,000
Accrued sales bonus                                      95,000        2,022,000
Accrued sales convention costs                          112,000        1,381,000
Commissions payable                                     381,000          832,000
Payable to insurance carrier                            237,000          345,000
Accounts payable                                        391,000          548,000
Accrued production premium deficiency                     2,000          206,000
Miscellaneous accrued expenses                        2,073,000        2,105,000
                                                    -----------      -----------
Total                                               $ 5,243,000      $10,790,000
                                                    ===========      ===========

7. Loan Payable and Note Payable

      The Company has a mortgage of $7.1 million on the office building, which houses its headquarters. Payment in full of this note is due on August 1, 2012. Payments are due on the note based on a 25-year amortization schedule. On August 1, 2012, the Company must pay the remaining principal due on the note, which will be approximately $5.9 million. Prior to August 1, 2006 the interest rate on the note is 6.95%. Thereafter, the interest rate will be equal to LIBOR plus 2.55%, adjusted semi-annually, subject to a maximum semi-annual 1.00% increase/decrease in the interest rate. The maximum interest rate is 10.50%. As of December 31, 2004, the Company made payments of $267,000 toward the principal balance of the note. The required principal payments over the next five years are: $125,000, $135,000, $144,000, $154,000, and $166,000.


      During 2003, the Company began construction of a new building in Rome, Georgia and established a $2.7 million loan facility to finance construction costs. The balance due under this loan facility on December 31, 2003 was $191,000. During April 2004, the Company refinanced its construction loan replacing it with a $2.9 million variable interest rate note indexed to LIBOR plus 1.9%. The note is payable over ten years in monthly installments of principal, amortized on the basis of a 20-year term, and interest. At the end of the ten years, the Company must pay the balance of the principal due on the note. The outstanding balance of the note as of December 31, 2004 was $2.8 million. To manage interest expense, the Company entered into an interest rate swap agreement with a notional amount equal to the principal balance of the note, which modifies its interest expense from a variable rate to a fixed rate. The April 2004 swap agreement involves the exchange of interest obligations from April 2004 through April 2014 whereby the Company pays a fixed rate of 6.8% in exchange for LIBOR plus 1.9%. As of December 31, 2004, the Company made payments of $46,000 toward the principal balance of the note. The required principal payments over the next five years are: $73,000, $78,000, $84,000, $90,000, and $96,000.


8. Deferred Compensation Payable

      The Company sponsors a qualified defined contribution 401(k) plan, which is available to all employees. The 401(k) plan allows employees to defer, on a pre-tax basis, up to 15% of their annual compensation as contributions to the 401(k) plan, subject to a maximum of $13,000. The Company matches 50% of each employee's contributions, up to 6% of their annual compensation, subject to a maximum of $6,000. The Company's matching contributions were $311,000, $405,000, and $434,000 for the years ended December 31, 2004, 2003, and 2002.

      The Company also sponsors a non-qualified tax deferred compensation plan, which is available to certain employees who, because of Internal Revenue Code limitations, are prohibited from contributing the maximum percentage of salary to the 401(k) Plan. Under this deferred compensation plan, certain employees may defer, on a pre-tax basis, a percentage of annual compensation, including bonuses. The Company matches 50% of each employee's contributions, up to a maximum of 6% of annual compensation, less amounts already matched under the 401(k) plan. The Company made matching contributions of $23,000, $32,000, and $59,000 during the years ended December 31, 2004, 2003, and 2002. As of December 31, 2004 and 2003, employee contributions and Company matching contributions, including cumulative investment gains, totaled $788,000 and $610,000.

      The Company also sponsors a non-qualified tax deferred compensation plan under which producers who earn a minimum of $100,000 may defer, on a pre-tax basis, up to 50% of annual commissions. In addition, the Company will match producer contributions for those producers who earn over $250,000 in annual commissions at rates ranging from 1% to 5% of amounts deferred, depending on the level of annual commissions earned. During the years ended December 31, 2004, 2003, and 2002, matching contributions related to the producer commission deferral plan were $18,000, $16,000, and $19,000. As of December 31, 2004 and 2003, producer contributions and Company matching contributions, including cumulative investment gains, totaled $7.0 million and $5.7 million. The liability to the employee or producer is credited or charged based on the performance of the investment option selected by the participant.


9. Performance Bonus

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


10. Sales Incentive Program

      In September 2004, Legacy Marketing Group initiated a sales incentive program for its independent insurance producers, which granted bonuses to the producers based upon their achievement of predetermined monthly sales targets. The Company recorded expense of $392,000 during the year ended December 31, 2004 related to this program, of which $297,000 was paid as of December 31, 2004. The amounts expensed are included in selling, general and administrative expenses.

      During 2003, Legacy Marketing Group initiated a sales incentive program for its top independent insurance producers ("Wholesalers"). This program offered bonuses to Wholesalers based primarily on their achievement of predetermined annual sales targets. Bonuses were paid to qualifying Wholesalers during the first quarter of 2004. The Company recorded expense of $2.0 million during the year ended December 31, 2003 related to the sales incentive program. These amounts are included in selling, general and administrative expenses.


11. Commitments and Contingencies

      The Company leases office and warehouse premises and certain office equipment under non-cancelable operating leases. Related rent expense of $329,000, $531,000, and $585,000 is included in occupancy costs for the years ended December 31, 2004, 2003, and 2002. Total rentals for leases of equipment included in equipment expense were $674,000, $1.0 million, and $1.1 million for the years ended December 31, 2004, 2003, and 2002.

      The Company's future minimum annual lease commitments under all operating leases as of December 31, 2004 are as follows:

          Year Ended December 31,
                     2005                                        $ 749,000
                     2006                                          582,000
                     2007                                          491,000
                     2008                                          108,000
                     2009                                           45,000
               Thereafter                                                -
                                                               -----------
                          Total minimum lease payments         $ 1,975,000
                                                               ===========

      During 2003, the Company amended its Shareholder Agreement with Lynda L. Regan, Chief Executive Officer of the Company and Chairman of the Company's Board of Directors. Under the terms of the amended agreement, upon the death of Ms. Regan, the Company would have the option (but not the obligation) to purchase from Ms. Regan's estate all shares of common stock that were owned by Ms. Regan at the time of her death, or were transferred by her to one or more trusts prior to her death. In addition, upon the death of Ms. Regan, her heirs would have the option (but not the obligation) to sell their inherited shares to the Company. The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares. As of December 31, 2004, the Company believes that 125% of the fair market value of the shares owned by Ms. Regan was equal to $26.0 million. The Company has purchased four life insurance policies with a combined face amount of $33 million for the purpose of funding this potential obligation upon Ms. Regan's death.


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

      As part of the Company's agreements with certain of its insurance producers, the Company may, under certain circumstances, be obligated to offer to purchase the business of the producers. At December 31, 2004, there were no outstanding commitments by the Company relating to such obligations.


12. Redeemable Common Stock


      Between 1990 and 1992, the Company issued Series A and Series B redeemable common stock to certain shareholders. The Company is obligated to repurchase the redeemable common stock at the current fair market value. Because there is no active trading market for the Company's stock that would establish market value, the Company's Board of Directors approved a redemption value for Series A redeemable common stock of $2.03 per share and $2.21 per share, and a redemption value for Series B redeemable common stock of $1.67 and $1.82 per share, as of December 31, 2004 and 2003, based on an independent appraisal of the stock value obtained by management.

                                                     Series A                      Series B                      Total
                                                  Redeemable Common            Redeemable Common            Redeemable Common
                                                      Stock                         Stock                        Stock
                                             --------------------------    -------------------------    --------------------------
                                                             Carrying                      Carrying                     Carrying
                                               Shares         Amount         Shares         Amount        Shares         Amount
                                             ----------    ------------    ---------    ------------    ----------    ------------
Balance January 1, 2002                       4,279,000    $  9,376,000      581,000    $  1,748,000     4,860,000    $ 11,124,000
Redemptions and retirement of common stock     (457,000)       (996,000)     (21,000)        (39,000)     (478,000)     (1,035,000)
Accretion to redemption value                      --            26,000         --              --            --            26,000
                                             ----------    ------------    ---------    ------------    ----------    ------------
Balance December 31, 2002                     3,822,000       8,406,000      560,000       1,709,000     4,382,000      10,115,000
Redemptions and retirement of common stock     (533,000)     (1,173,000)      (7,000)        (12,000)     (540,000)     (1,185,000)
Accretion to redemption value                      --            34,000         --              --            --            34,000
                                             ----------    ------------    ---------    ------------    ----------    ------------
Balance December 31, 2003                     3,289,000       7,267,000      553,000       1,697,000     3,842,000       8,964,000
Redemptions and retirement of common stock     (436,000)       (966,000)        --              --        (436,000)       (966,000)
Reduction to redemption value                      --          (512,000)        --              --            --          (512,000)
                                             ----------    ------------    ---------    ------------    ----------    ------------
Balance December 31, 2004                     2,853,000    $  5,789,000      553,000    $  1,697,000     3,406,000    $  7,486,000
                                             ==========    ============    =========    ============    ==========    ============


      The Company recorded redeemable common stock accretion of ($512,000), $34,000 and $26,000 related to Series A redeemable common stock for the years ended December 31, 2004, 2003 and 2002. The carrying value of Series B redeemable common stock is greater than the redemption value and has not been accreted.


      Holders of Series A redeemable common stock may redeem their holdings without limitation. Holders of Series B redeemable common stock may only redeem up to 10% of their holdings once per year, limited to a specified twenty-day period during November.


13. Stock Options and Stock Awards

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

      Producer Option Plan -- Under the Regan Holding Corp. Producer Stock Option and Award plan (the "Producer Option Plan"), the Company may grant to Legacy Marketing producers and Legacy Financial registered representatives shares of the Company's common stock and non-qualified stock options (the "Producer Options") to purchase the Company's common stock. A total of 12.5 million shares have been reserved for grant under the Producer Option Plan. Total stock options granted to Producers for 2004, 2003, and 2002 were 15,000, 15,000, and 10,000. Total expenses recorded for Producer stock option grants were $12,000, $10,000, and $4,000 during 2004, 2003 and 2002. The Producer stock options granted for each of the three years ended December 31, 2004 vested immediately upon the grant date and expire six years from the date of grant. The fair value of the Producer options were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                2004              2003             2002
                                             --------           --------         --------
Risk-free interest rates                        3.71%             3.19%            4.78%
Volatility                                        27%               27%              27%
Dividend yield                                   None              None             None
Expected life                                 6 years           6 years          6 years

      There were no shares of Series A common stock awarded to non-employees during 2004, 2003 and 2002.

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

      Stock option activity under both plans was as follows:

                                                                    Total
                                                                Weighted Average
                                               Shares            Exercise Price
                                            --------------       -------------
Outstanding at December 31, 2001              15,564,000           $   1.35
Granted                                        1,153,000           $   1.68
Exercised                                           --             $   --
Forfeited                                       (768,000)          $   1.22

Outstanding at December 31, 2002              15,949,000           $   1.38
Granted                                          788,000           $   1.69
Exercised                                       (155,000)          $   1.27
Forfeited                                       (797,000)          $   1.38

Outstanding at December 31, 2003              15,785,000           $   1.39
Granted                                          327,000           $   1.69
Exercised                                       (841,000)          $   1.12
Forfeited                                     (6,482,000)          $   1.29

Outstanding at December 31, 2004               8,789,000           $   1.50

Exercisable at December 31, 2002              12,407,000           $   1.32
Exercisable at December 31, 2003              13,106,000           $   1.35
Exercisable at December 31, 2004               7,365,000           $   1.48

      The following table summarizes information about stock options outstanding at December 31, 2004 under both plans:

                                             Options Outstanding                                  Options Exercisable
                                     -----------------------------------------------------    ----------------------------
                                                           Weighted            Weighted                        Weighted
                                                           Average              Average                         Average
                                                          Remaining            Exercise                        Exercise
    Range of exercise prices            Shares         Contractual Life          Price          Shares           Price
           $0.73-$1.03                    524,000            2.7                 $0.74            524,000        $0.74
           $1.27-$1.27                    671,000            0.5                 $1.27            671,000        $1.27
           $1.39-$1.53                  3,754,000            2.6                 $1.53          3,541,000        $1.53
           $1.61-$1.61                  1,913,000            2.7                 $1.61          1,838,000        $1.61
           $1.65-$1.68                  1,232,000            5.9                 $1.67            658,000        $1.66
           $1.69-$1.70                    695,000            8.6                 $1.69            133,000        $1.69

14. Income Taxes

      Deferred tax assets and liabilities are recognized as temporary differences between amounts reported in the financial statements and the future tax consequences attributable to those differences that are expected to be recovered or settled.

      The provisions for (benefit from) federal and state income taxes consist of amounts currently (receivable) payable and amounts deferred, which for the periods indicated, are shown below:

                                            For the Year Ended December 31,
                                      ------------------------------------------
                                          2004           2003           2002
                                      -----------    -----------    -----------
Current income taxes:
Federal                               $(3,341,000)   $ 3,311,000    $    76,000
State                                     (36,000)       944,000         24,000
                                      -----------    -----------    -----------
Total current                          (3,377,000)     4,255,000        100,000

Deferred income taxes:
Federal                                 2,172,000       (696,000)      (170,000)
State                                     862,000       (168,000)        36,000
                                      -----------    -----------    -----------
Total deferred                          3,034,000       (864,000)      (134,000)
                                      -----------    -----------    -----------

Income tax (benefit) expense          $  (343,000)   $ 3,391,000    $   (34,000)
                                      ===========    ===========    ===========

      The Company's deferred tax assets (liabilities) consist of the following:

                                                                        December 31,
                                                                --------------------------
                                                                    2004           2003
                                                                -----------    -----------
Producer stock option and stock, awards less valuation
   allowance of $885,000 and $0 at December 31, 2004 and 2003   $   148,000    $ 2,186,000
Producer deferred compensation                                    3,072,000      2,492,000
Accrued sales convention costs                                       44,000        543,000
Federal net operating loss carryforward                              59,000           --
State net operating loss carryforward, less
valuation allowance of $921,000 and $385,000,
net of federal taxes                                                244,000        250,000
State alternative minimum tax credit carryforward,
less valuation allowance of $181,000 and $0, net
of federal taxes                                                       --          263,000
Capital loss carryforward                                           300,000        357,000
Other deferred tax assets, less valuation
allowance of $76,000 and $0, net of federal taxes                 1,253,000      1,090,000
                                                                -----------    -----------
Subtotal deferred tax assets                                      5,120,000      7,181,000
                                                                -----------    -----------

Fixed assets depreciation                                        (3,620,000)    (2,985,000)
Deferred gain on building sale                                   (1,357,000)    (1,364,000)
Unrealized gains                                                   (613,000)      (306,000)
                                                                -----------    -----------
Subtotal deferred tax liabilities                                (5,590,000)    (4,655,000)
                                                                -----------    -----------

Deferred tax assets (liabilities), net                          $  (470,000)   $ 2,526,000
                                                                ===========    ===========

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will, or will not, be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. As of December 31, 2004, the Company had $148,000 of deferred tax assets related to Producer stock options after a 2004 valuation allowance of $885,000 was recorded. During 2004, $984,000 of deferred tax assets were expensed due to the expiration of some unexercised Producer stock options. Based upon the past experience of Producers exercising stock options, management believes it is more likely than not that the remaining deferred tax benefits attributable to producer stock options will be realized and no additional related valuation allowance is currently deemed necessary.

      The provisions for (benefits from) income taxes differ from the provisions for (benefits from) computed by applying the statutory federal income tax rate (34%) to income before taxes, as follows:

                                                                                           For the Year Ended December 31,
                                                                                 ---------------------------------------------------
                                                                                    2004                2003               2002
                                                                                 -----------         -----------        -----------
Federal income tax expense (benefit) at statutory rate (34%)                     $(2,656,000)        $ 2,863,000        $   (32,000)
Increase (reductions) in income taxes resulting from:
State franchise taxes, net of federal income tax benefit                             634,000             526,000             40,000
Expired producer stock options unexercised                                           844,000                --                 --
Valuation allowance for remaining producer stock options                             759,000                --                 --
Other                                                                                 76,000               2,000            (42,000)
                                                                                 -----------         -----------        -----------
Income tax provision (benefit)                                                   $  (343,000)        $ 3,391,000        $   (34,000)
                                                                                 ===========         ===========        ===========

      As of December 31, 2004, the Company has federal and state net operating loss carryforwards of $173,000 and $17.4 million, respectively, that are expected to be utilized in the future. $173,000 of the federal net operating losses will expire on December 31, 2024 and $4.9 million of the state net operating losses begin to expire on December 31, 2012. State tax valuation allowances of $921,000, net of federal taxes, have been provided for a portion of the state net operating loss carryforward.

15. Earnings (loss) per Share

      The basic and diluted earnings (loss) per share calculations are based on the weighted average number of common shares outstanding including shares of redeemable common stock.

                                                                 For the Year Ended
                                                                    December 31,
                                                     ----------------------------------------
                                                         2004          2003           2002
                                                     -----------    ----------   ------------
Net income (loss) available for common
   shareholders, as reported                         $(6,955,000)   $4,995,000   $    (86,000)
                                                     ===========    ==========   ============
Reconciliation of shares used in basic and diluted
   earnings per share calculations:
Basic:
Weighted average common shares outstanding            23,880,000    24,431,000     25,093,000
                                                     ===========    ==========   ============
Basic net income (loss) per share                    $     (0.29)   $     0.20   $       --
                                                     ===========    ==========   ============
Diluted:
Weighted average common shares outstanding            23,880,000    24,431,000     25,093,000
Dilutive effect of stock options                            --       2,899,000           --
                                                     -----------    ----------   ------------
Shares used in diluted net income (loss) per share
   calculation                                        23,880,000    27,330,000     25,093,000
                                                     ===========    ==========   ============
Diluted net income (loss) per share                  $     (0.29)   $     0.18   $       --
                                                     ===========    ==========   ============

      As the Company incurred net losses in the years ended December 31, 2004 and 2002, options to purchase 8.8 million and 15.8 million shares of the Company's common stock were excluded from the computation of diluted net loss per share for those periods, as the effect would have been antidilutive. Options to purchase 699,000 shares of the Company's common stock were excluded from the computation of diluted net income per share for the year ended December 31, 2003, as the option's exercise prices were greater than the average market price of the common stock, and, therefore, the effect would have been antidilutive.

16. Segment Information

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

                                                                                                                          Values
                                                         Legacy              Legacy                 Imagent              Financial
                                                       Marketing            Financial               Online                Network
                                                     ------------          ------------          ------------          ------------
Year Ended December 31, 2004
Total revenue                                        $ 34,009,000          $  3,267,000          $    275,000          $     39,000
Total expenses                                         39,909,000             3,840,000             1,133,000             1,287,000
                                                     ------------          ------------          ------------          ------------
Operating income (loss)                                (5,900,000)             (573,000)             (858,000)           (1,248,000)
Other income                                              522,000                  --                    --                    --
                                                     ------------          ------------          ------------          ------------
Income (loss) before tax                               (5,378,000)             (573,000)             (858,000)           (1,248,000)
Tax provision (benefit)                                   530,000              (132,000)             (343,000)             (497,000)
                                                     ------------          ------------          ------------          ------------
Net income (loss)                                    $ (5,908,000)         $   (441,000)         $   (515,000)         $   (751,000)
                                                     ============          ============          ============          ============

Year Ended December 31, 2003
Total revenue                                        $ 68,029,000          $  2,979,000          $    247,000          $     30,000
Total expenses                                         56,373,000             4,057,000             1,260,000             1,760,000
                                                     ------------          ------------          ------------          ------------
Operating income (loss)                                11,656,000            (1,078,000)           (1,013,000)           (1,730,000)
Other income (loss)                                       391,000                (8,000)                 --                    --
                                                     ------------          ------------          ------------          ------------
Income (loss) before tax                               12,047,000            (1,086,000)           (1,013,000)           (1,730,000)
Tax provision (benefit)                                 4,807,000              (403,000)             (407,000)             (686,000)
                                                     ------------          ------------          ------------          ------------
Net income (loss)                                    $  7,240,000          $   (683,000)         $   (606,000)         $ (1,044,000)
                                                     ============          ============          ============          ============

Year Ended December 31, 2002
Total revenue                                        $ 47,859,000          $  2,519,000          $     86,000          $      7,000
Total expenses                                         45,786,000             3,475,000             1,141,000               841,000
                                                     ------------          ------------          ------------          ------------
Operating income (loss)                                 2,073,000              (956,000)           (1,055,000)             (834,000)
Other income (loss)                                       571,000                 7,000                (2,000)                 --
                                                     ------------          ------------          ------------          ------------
Income (loss) before tax                                2,644,000              (949,000)           (1,057,000)             (834,000)
Tax provision (benefit)                                 1,002,000              (354,000)             (409,000)             (314,000)
                                                     ------------          ------------          ------------          ------------
Net income (loss)                                    $  1,642,000          $   (595,000)         $   (648,000)         $   (520,000)
                                                     ============          ============          ============          ============

Total assets
December 31, 2004                                    $ 50,487,000          $  1,115,000          $  2,514,000          $  2,069,000
                                                     ============          ============          ============          ============
December 31, 2003                                    $ 58,780,000          $  2,036,000          $  2,347,000          $  3,410,000
                                                     ============          ============          ============          ============


                                                                                                 Intercompany
                                                          Other              Subtotal            Eliminations              Total
                                                      ------------         ------------          ------------          ------------
Year Ended December 31, 2004
Total revenue                                         $    406,000         $ 37,996,000          $   (611,000)         $ 37,385,000
Total expenses                                             159,000           46,328,000              (611,000)           45,717,000
                                                      ------------         ------------          ------------          ------------
Operating income (loss)                                    247,000           (8,332,000)                 --              (8,332,000)
Other income                                                  --                522,000                  --                 522,000
                                                      ------------         ------------          ------------          ------------
Income (loss) before tax                                   247,000           (7,810,000)                 --              (7,810,000)
Tax provision (benefit)                                     99,000             (343,000)                 --                (343,000)
                                                      ------------         ------------          ------------          ------------
Net income (loss)                                     $    148,000         $ (7,467,000)         $       --            $ (7,467,000)
                                                      ============         ============          ============          ============

Year Ended December 31, 2003
Total revenue                                         $    258,000         $ 71,543,000          $   (626,000)         $ 70,917,000
Total expenses                                              56,000           63,506,000              (626,000)           62,880,000
                                                      ------------         ------------          ------------          ------------
Operating income (loss)                                    202,000            8,037,000                  --               8,037,000
Other income (loss)                                           --                383,000                  --                 383,000
                                                      ------------         ------------          ------------          ------------
Income (loss) before tax                                   202,000            8,420,000                  --               8,420,000
Tax provision (benefit)                                     80,000            3,391,000                  --               3,391,000
                                                      ------------         ------------          ------------          ------------
Net income (loss)                                     $    122,000         $  5,029,000          $       --            $  5,029,000
                                                      ============         ============          ============          ============

Year Ended December 31, 2002
Total revenue                                         $    134,000         $ 50,605,000          $   (556,000)         $ 50,049,000
Total expenses                                              32,000           51,275,000              (556,000)           50,719,000
                                                      ------------         ------------          ------------          ------------
Operating income (loss)                                    102,000             (670,000)                 --                (670,000)
Other income (loss)                                           --                576,000                  --                 576,000
                                                      ------------         ------------          ------------          ------------
Income (loss) before tax                                   102,000              (94,000)                 --                 (94,000)
Tax provision (benefit)                                     41,000              (34,000)                 --                 (34,000)
                                                      ------------         ------------          ------------          ------------
Net income (loss)                                     $     61,000         $    (60,000)         $       --            $    (60,000)
                                                      ============         ============          ============          ============

Total assets
December 31, 2004                                     $    460,000         $ 56,645,000          $ (9,027,000)         $ 47,618,000
                                                      ============         ============          ============          ============
December 31, 2003                                     $    405,000         $ 66,978,000          $ (9,863,000)         $ 57,115,000
                                                      ============         ============          ============          ============


 17. Concentration of Risk

      As of December 31, 2004, Legacy Marketing sold and administered its products primarily on behalf of five unaffiliated insurance carriers: American National, Transamerica, John Hancock, Investors Insurance and IL Annuity. Effective during the first quarter of 2002, Legacy Marketing and IL Annuity terminated their marketing agreement. The agreements with the following carriers generated a significant portion of the Company's total consolidated revenue (sales on behalf of Investors Insurance began in the second quarter of 2002):

                                                 2004         2003         2002
                                                 ----         ----         ----
American National                                 25%          37%          17%
Transamerica                                      24%          25%          52%
Investors Insurance                               27%          23%           6%
IL Annuity                                         9%           6%          12%
John Hancock                                       2%           3%           8%

      Although Legacy Marketing sells and administers several annuity and life insurance products on behalf of the insurance carriers, its revenues are derived primarily from sales and administration of certain annuity product series:

                                                                  2004     2003     2002
                                                                  ----     ----     ----
BenchMark(SM) series (sold on behalf of American National)         24%      37%      16%
SelectMark(R) series (sold on behalf of Transamerica)              24%      25%      51%
MarkOne(SM) series (sold on behalf of Investors Insurance)         23%      23%       6%
VisionMark(SM) series (sold on behalf of IL Annuity)                7%       4%      11%
SummitMark(SM) series (sold on behalf of Investors Insurance)       4%       0%       0%
AssureMark(SM) series (sold on behalf of John Hancock)              2%       3%       8%

Supplementary Data

Quarterly Financial Information (Unaudited)

                                                  First Quarter    Second Quarter    Third Quarter   Fourth Quarter        Year
                                                  -------------    --------------    -------------   --------------    ------------
2004
Total revenue                                      $ 11,961,000     $ 10,110,000     $  7,881,000     $  7,433,000     $ 37,385,000
Operating loss                                     $   (995,000)    $ (1,826,000)    $ (2,409,000)    $ (3,102,000)    $ (8,332,000)
Net loss                                           $   (520,000)    $ (1,049,000)    $ (1,403,000)    $ (4,495,000)    $ (7,467,000)
Basic and diluted earnings per share:
Loss available to common shareholders              $      (0.02)    $      (0.04)    $      (0.06)    $      (0.17)    $      (0.29)

2003
Total revenue                                      $ 17,333,000     $ 22,191,000     $ 16,793,000     $ 14,600,000     $ 70,917,000
Operating income (loss)                            $  3,066,000     $  4,780,000     $    483,000     $   (292,000)    $  8,037,000
Net income (loss)                                  $  1,875,000     $  2,888,000     $    366,000     $   (100,000)    $  5,029,000
Basic earnings per share:
Earnings (loss) available to
common shareholders                                $       0.08     $       0.11     $       0.02     $      (0.01)    $       0.20
Diluted earnings per share:
Earnings (loss) available to
common shareholders                                $       0.07     $       0.10     $       0.01     $       --       $       0.18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of Regan Holding Corp.:

Our audits of the consolidated financial statements referred to in our report dated March 29, 2005 also included an audit of the financial schedules listed in
Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
San Francisco, California

March 29, 2005

Schedule II - Valuation and Qualifying Accounts
                                                                                   Additions          Deductions
                                                                 Balance at        charged to         charged to            Balance
                                                                 beginning         costs and          costs and            at end of
                                                                 of period          expenses           expenses             period
                                                                 ---------          ---------          ---------           ---------
2004
Allowance for uncollectible accounts                             $ 866,000          $  94,000          $(391,000)         $  569,000
State net operating loss carryforward
    valuation allowance                                          $ 385,000          $ 536,000          $    --            $  921,000
State alternative minimum tax credit
    carryforward valuation allowance                             $    --            $ 181,000          $    --            $  181,000
Producer stock option deferred tax
    valuation allowance                                          $    --            $ 885,000          $    --            $  885,000
2003
Allowance for uncollectible accounts                             $ 760,000          $ 306,000          $(200,000)         $  866,000
State net operating loss carryforward
    valuation allowance                                          $ 362,000          $  23,000          $    --            $  385,000
2002
Allowance for uncollectible accounts                             $ 437,000          $ 440,000          $(117,000)         $  760,000
State net operating loss carryforward
    valuation allowance                                          $ 264,000          $  98,000          $    --            $  362,000

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.


Item 9A. Controls and Procedures


Evaluation of Disclosure Controls and Procedures

      The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only a reasonable assurance of achieving the desired control objectives. The Company's Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company's management, the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter ended December 31, 2004.

      The Company has a Disclosure Committee, consisting of certain executives of the Company. The Disclosure Committee meets quarterly as part of the closing process and reviews each financial statement line item and footnote disclosure to ensure the impacts of all business activity and transactions have been appropriately accounted for and disclosed in the consolidated financial statements of the Company. The Disclosure Committee also reviews detailed analytics of the Company's performance and assesses the need for any additional disclosures based on the relevant reporting period's activity. The Disclosure Committee began reviewing the disclosures made by the Company in its filings with the U.S. Securities and Exchange Commission starting with the Company's Form 10-K for the year ended December 31, 2003.


Item 9B. Other Information

      None.

                                    PART III


Item 10. Directors and Executive Officers of the Company

      Information required by Items 401, 405 and 406 of Regulation S-K will be contained in the Company's Definitive Proxy Statement in the section titled "Election of Directors." Such information is incorporated herein by reference.


      We have a Finance Code of Professional Conduct that applies to our Chief Executive Officer, President and Chief Financial Officer, Chief Information Officer, Chief Operations Officer, Chief Marketing Officer, Vice President of Product Development, Vice President, LFS Marketing, directors and employees of the finance organization. The Finance Code of Professional Conduct can be accessed at our Website at www.legacynet.com. Printed copies may be obtained, free of charge, by writing to our Chief Financial Officer at 2090 Marina Avenue, Petaluma, California 94954.


      Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all such forms that they file. The Company believes that during 2004 all Section 16(a) filing requirements applicable to its officers, directors and ten-percent stockholders were complied with, except that Lynda Regan filed one Form 4 late on January 14, 2005 that covered seven transactions and Preston Pitts filed one Form 4 late on January 14, 2005 that covered three transactions.

Item 11. Executive Compensation

      Information required by Item 11 will be contained in the Company's Definitive Proxy Statement in the section titled "Executive Compensation." Such information is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

      Any information required by Item 12, except for the information set forth below, will be contained in the Company's Definitive Proxy Statement in the section titled "Security Ownership of Certain Beneficial Owners and Management." Such information is incorporated herein by reference.

Securities Authorized For Issuance Under Equity Compensation Plans:
                                 (a)                            (b)                       (c)
                                                                                          Number of shares remaining available
                                 Number of shares to be         Weighted-average          for future issuance under equity
                                 issued upon exercise of        exercise price of         compensation plans (excluding
Plan category                    outstanding options            outstanding options       securities reflected in column (a))
--------------------             --------------------           -----------------         ----------------------------------
Equity compensation
plans approved by
stockholders(1)                  8,789,000                      $1.50                       12,211,000

(1) Includes the Regan Holding Corp. Producer Stock Option and Award Plan and the Regan Holding Corp. 1998 Stock Option Plan

Regan Holding Corp. stockholders have approved all equity compensation plans.


Item 13. Certain Relationships and Related Transactions

      Information  required  by  Item  13 will  be  contained  in the  Company's
Definitive Proxy Statement in the section titled "Certain Relationships and Related Transactions." Such information is incorporated herein by reference.


Item 14. Principal Accounting Fees and Services

      Information concerning principal accountant fees and services will be contained in the Company's Definitive Proxy Statement in the section titled "Audit Fees". Such information is incorporated by reference herein.

                                     PART IV


Item 15. Exhibits and Financial Statement Schedules

      (a) Index to Exhibits and Financial Statement Schedules:

           1. The following financial statements are included in Item 8:

                  (i)    Report  of  Independent  Registered  Public  Accounting
                         Firm.

                  (ii) Consolidated Balance Sheet as of December 31, 2004 and 2003.

                  (iii) Consolidated Statement of Operations for the years ended December 31, 2004, 2003, and 2002.

                  (iv) Consolidated Statement of Shareholders' Equity for the years ended December 31, 2004, 2003, and 2002.

                  (v) Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003, and 2002.

                  (vi)   Notes to Consolidated Financial Statements.

           2. Financial statement schedules - schedule II - valuation and qualifying accounts

           3. See(b) below.

       (b) Exhibit Index

3(a)       Restated Articles of Incorporation. (3)
3(b)(2)    Amended and Restated Bylaws of the Company. (5)
4(a) Amended and Restated Shareholders' Agreement, dated as of June 30, 2003, by and among the Company, Lynda Regan, Alysia Anne Regan, Melissa Louise Regan and RAM Investments.(6)
10(a) Administrative Services Agreement effective January 1, 1991, as amended, between Allianz Life Insurance Company of North America and the Company.(1)
10(b) Marketing Agreement, effective November 15, 2002, between American National Insurance Company and Legacy Marketing Group. (7)
10(b)(1) Amendment One to the Marketing Agreement with American National Insurance Company. (8)
10(c) Administrative Services Agreement, effective February 15, 2003, between American National Insurance Company and Legacy Marketing Group. (7)
10(d)      Form of Producer Agreement.(1)
10(e) Settlement Agreement dated June 18, 1993, among the State of Georgia as receiver for and on behalf of Old Colony Life Insurance Company, other related parties and the Company.(1)
10(f)      401(K) Profit Sharing Plan & Trust dated July 1, 1994.(1)
10(g) Marketing Agreement effective January 1, 1996 between IL Annuity and Insurance Company and Legacy Marketing Group.(2)
10(h) Insurance Processing Agreement effective January 1, 1996 between IL Annuity and Insurance Company and Legacy Marketing Group.(2)
10(i) Marketing Agreement effective May 29, 1998 between Transamerica Life Insurance and Annuity Company and Legacy Marketing Group.(4)

--------------------
(1) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1994.
(2) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1995.
(3) Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months and nine months ended September 30, 1996.
(4) Incorporated herein by reference to the Company's Form 8-K, dated June 1, 1998.
(5) Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months and nine months ended September 30, 2000.
(6) Incorporated herein by reference to the Company's quarterly Form 10-Q for the three months and six months ended June 30, 2003.
(7) Incorporated herein by reference to the Company's Form 8-K, dated January 29, 2004.
(8) Incorporated herein by reference to the Company's quarterly Form 10-Q for the nine months ended September 30, 2003.

10(i)(1) Amendment One to Marketing Agreement with Transamerica Life Insurance and Annuity Company.(10)
10(i)(2) Amendment Two to Marketing Agreement with Transamerica Life Insurance and Annuity Company.(4)
10(i)(3) Amendment Three to Marketing Agreement with Transamerica Life Insurance and Annuity Company.(8)
10(i)(4) Amendment Four to Marketing Agreement with Transamerica Life Insurance and Annuity Company.(11)
10(i)(5) Amendment Five to Marketing Agreement with Transamerica Life Insurance and Annuity Company.(9)
10(i)(6) Amendment Six to Marketing Agreement with Transamerica Life Insurance and Annuity Company.(10)
10(i)(7) Amendment Seven to Marketing Agreement with Transamerica Life Insurance and Annuity Company. (5)
10(i)(8) Amendment Ninth to Marketing Agreement with Transamerica Life Insurance and Annuity Company. (5)
10(j)(1) Administrative Services Agreement effective May 29, 1998 between Transamerica Life Insurance and Annuity Company and Legacy Marketing Group, as amended.(1)
10(j)(2) Amendment to the Administrative Services Agreement with Transamerica Life Insurance and Annuity Company.(2)
10(j)(3) Amendment Two to the Administrative Services Agreement with Transamerica Life Insurance and Annuity Company.(2)
10(j)(4) Amendment Three to Administrative Services Agreement with Transamerica Life Insurance and Annuity Company. (4)
10(j)(5) Amendment Four to Administrative Services Agreement with Transamerica Life Insurance and Annuity Company.(6)
10(j)(6) Amendment Five to Administrative Services Agreement with Transamerica Life Insurance and Annuity Company.(11)
10(j)(7) Amendment Six to Administrative Services Agreement with Transamerica Life Insurance and Annuity Company.(9)
10(j)(8)   Amendment   Seven   to   Administrative   Services   Agreement   with
           Transamerica   Life  Insurance  and  Annuity   Company.(9)
10(j)(9) Amendment Eight to Administrative Services Agreement with Transamerica Life Insurance and Annuity Company.(10)
10(j)(10)  Amendment Nine to Administrative Services Agreement with Transamerica
           Life Insurance and Annuity  Company.  (5)
10(k) Marketing Agreement effective January 18, 2001 between John Hancock Life Insurance Company and Legacy Marketing Group. (11)
10(k)(1) Amendment to the Marketing Agreement with John Hancock Life Insurance Company. (8)
10(l) Administrative Services Agreement effective January 18, 2001 between John Hancock Life Insurance Company and Legacy Marketing Group. (11)
10(l)(1) Amendment to the Administrative Services Agreement with John Hancock Life Insurance Company. (8)
10(m) Promissory Note by and between Regan Holding Corp. and Washington Mutual Bank FA, dated July 10, 2002. (7)
10(n)      Producer Stock Award and Stock Option Plan, as  amended.(3)
10(n)(1)   1998 Stock Option Plan, as amended.(3)
10(o) Purchase Option Agreement between SCOR Life U.S. Re Insurance Company and the Company executed on November 23, 2003. (11)
10(p) Commercial Note between SunTrust Bank and the Company executed April 23, 2004. (12)
10(q) Administrative Services Agreement, effective June 5, 2002, between Investors Insurance Corporation and Legacy Marketing Group. (5)
10(r) Marketing Agreement, effective June 5, 2002, between Investors Insurance Corporation and Legacy Marketing Group. (5)
21         Subsidiaries of Regan Holding Corp.
31.1 Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2 Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1       Certification of Chief Executive Officer pursuant to Section 1350.
32.2       Certification of Chief Financial Officer pursuant to Section 1350.

--------------------
(1) Incorporated herein by reference to the Company's Form 8-K, dated June 1, 1998.
(2) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1999.
(3) Incorporated herein by reference to the Company's Definitive Proxy Statement dated July 31, 2001.
(4) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the six months ended June 30, 2001.
(5) Incorporated herein by reference to the Company's registration statement on Form S-2 (post-effective amendment no. 5) dated July 23, 2004.
(6) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the nine months ended September 30, 2001.
(7) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the six months ended June 30, 2002.
(8) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 2002.
(9) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the six months ended June 30, 2003.
(10) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the nine months ended September 30, 2003.
(11) Incorporated herein by reference to the Company's Form 8-K, dated January 29, 2004.
(12) Incorporated herein by reference to the Company's quarterly report on From 10-Q for the six months ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAN HOLDING CORP.


By: /s/ Lynda L. Regan                                    Date: March 31, 2005
----------------------------------
Lynda L. Regan
Chairman of the Board of Directors
and Chief Executive Officer

By: /s/ R. Preston Pitts                                  Date: March 31, 2005
----------------------------------
R. Preston Pitts
Principal Accounting and Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Lynda L. Regan                                    Date: March 31, 2005
----------------------------------
Lynda L. Regan
Chairman of the Board of Directors
and Chief Executive Officer
(Principal Executive Officer)

By: /s/ R. Preston Pitts                                  Date: March 31, 2005
----------------------------------
R. Preston Pitts
Director, President
(Principal Financial and Accounting Officer)

By: /s/ Donald Ratajczak                                  Date: March 31, 2005
----------------------------------
Donald Ratajczak
Director

By: /s/ Ute Scott-Smith                                   Date: March 31, 2005
----------------------------------
Ute Scott-Smith
Director

By: /s/ J. Daniel Speight, Jr                             Date: March 31, 2005
----------------------------------
J. Daniel Speight, Jr. Director