Form 10-Q
period 2005-03-31
REGAN HOLDING CORP
filed 2005-05-16
CIK 870069

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

                                       or

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

                                 Yes |_| No |X|


      As of May 5, 2005, there were 23,784,000 shares of Common Stock-Series A outstanding and 553,000 shares of Common Stock-Series B outstanding.


================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                REGAN HOLDING CORP. AND SUBSIDIARIES
                                                     Consolidated Balance Sheet

                                                                                                         March 31,      December 31,
                                                                                                           2005              2004
                                                                                                       -----------       -----------
                                                                                                        (Unaudited)
Assets
Cash and cash equivalents                                                                              $ 1,021,000       $ 4,348,000
Trading investments                                                                                      6,842,000         7,900,000
Option to purchase Investors Insurance Corporation                                                       2,975,000         2,975,000
Accounts receivable, net of allowance of $422,000 and $569,000
     at March 31, 2005 and December 31, 2004                                                             1,995,000         1,496,000
Income taxes receivable                                                                                    758,000           755,000
Prepaid expenses and deposits                                                                              724,000           705,000
Deferred tax assets                                                                                           --             772,000
                                                                                                       -----------       -----------
        Total current assets                                                                            14,315,000        18,951,000
                                                                                                       -----------       -----------
Net fixed assets                                                                                        27,646,000        27,675,000
Intangible assets, net                                                                                     104,000           122,000
Notes receivable                                                                                           932,000           672,000
Other assets                                                                                               253,000           198,000
                                                                                                       -----------       -----------
     Total non current assets                                                                           28,935,000        28,667,000
                                                                                                       -----------       -----------
     Total assets                                                                                      $43,250,000       $47,618,000
                                                                                                       ===========       ===========

Liabilities, redeemable common stock, and shareholders' equity
Liabilities
Accounts payable and accrued liabilities                                                               $ 6,504,000       $ 5,243,000
Current portion of notes payable                                                                           202,000           199,000
                                                                                                       -----------       -----------
     Total current liabilities                                                                           6,706,000         5,442,000
                                                                                                       -----------       -----------
Deferred compensation payable                                                                            7,411,000         7,748,000
Deferred tax liabilities                                                                                      --           1,242,000
Other liabilities                                                                                          164,000           854,000
Notes payable, less current portion                                                                      9,665,000         9,708,000
                                                                                                       -----------       -----------
     Total non current liabilities                                                                      17,240,000        19,552,000
                                                                                                       -----------       -----------
     Total liabilities                                                                                  23,946,000        24,994,000
                                                                                                       -----------       -----------

Redeemable common stock, Series A and B                                                                  7,432,000         7,486,000
                                                                                                       -----------       -----------

Shareholders' equity
Preferred stock, no par value:  Authorized:  100,000,000 shares;
     No shares issued or outstanding                                                                          --                --
Series A common stock, no par value:
     Authorized: 45,000,000 shares; issued and outstanding:
     20,956,000 shares  and 20,912,000 shares at
     March 31, 2005 and December 31, 2004                                                                3,915,000         3,847,000
Paid-in capital                                                                                          6,522,000         6,522,000
Retained earnings                                                                                        1,435,000         4,769,000
                                                                                                       -----------       -----------
     Total shareholders' equity                                                                         11,872,000        15,138,000
                                                                                                       -----------       -----------
Total liabilities, redeemable common stock, and shareholders' equity                                   $43,250,000       $47,618,000
                                                                                                       ===========       ===========

                                                 See notes to financial statements.

                                                                 2

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                     For the Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
Revenue
    Marketing allowances and commission overrides  $  3,687,000    $  7,439,000
    Trailing commissions                              1,091,000       1,278,000
    Administrative fees                               2,284,000       2,866,000
    Other revenue                                       274,000         378,000
                                                   ------------    ------------
    Total revenue                                     7,336,000      11,961,000
                                                   ------------    ------------

Expenses
    Selling, general and administrative               9,613,000      11,265,000
    Depreciation and amortization                       986,000       1,055,000
    Other                                               564,000         636,000
                                                   ------------    ------------
    Total expenses                                   11,163,000      12,956,000
                                                   ------------    ------------

Operating loss                                       (3,827,000)       (995,000)
                                                   ------------    ------------

Other income
Investment income, net                                   30,000         117,000
Interest expense                                         (3,000)         (3,000)
                                                   ------------    ------------
    Total other income, net                              27,000         114,000
                                                   ------------    ------------

Loss before income taxes                             (3,800,000)       (881,000)
Benefit from income taxes                               466,000         361,000
                                                   ------------    ------------
Net loss                                           $ (3,334,000)   $   (520,000)
                                                   ============    ============


Basic and diluted net loss per share               $      (0.14)   $      (0.02)
Weighted average shares used to compute basic
  and diluted net loss per share                     24,318,000      24,034,000



                       See notes to financial statements.

                                                 REGAN HOLDING CORP. AND SUBSIDIARIES
                                            Consolidated Statement of Shareholders' Equity
                                                              (Unaudited)

                                                       Series A Common Stock
                                                   ----------------------------        Paid-in          Retained
                                                    Shares            Amount            Capital         Earnings          Total
                                                   ----------       -----------       -----------      -----------      -----------
Balance December 31, 2004                          20,912,000       $ 3,847,000       $ 6,522,000      $ 4,769,000      $15,138,000

    Net loss                                                                                            (3,334,000)      (3,334,000)

    Exercise of stock options                          44,000            68,000              --                              68,000
                                                   ----------       -----------       -----------      -----------      -----------
Balance March 31, 2005 (unaudited)                 20,956,000       $ 3,915,000       $ 6,522,000      $ 1,435,000      $11,872,000
                                                   ==========       ===========       ===========      ===========      ===========

                                                 See notes to financial statements.
                                                                  4

                                                 REGAN HOLDING CORP. AND SUBSIDIARIES
                                                 Consolidated Statement of Cash Flows
                                                              (Unaudited)

                                                                                                   For the Three Months Ended
                                                                                                            March 31,
                                                                                               -------------------------------------
                                                                                                  2005                     2004
                                                                                               -----------              -----------
Cash flows from operating activities:
Net loss                                                                                       $(3,334,000)             $  (520,000)
Adjustments to reconcile net loss to cash used in
operating activities:
    Depreciation and amortization                                                                  986,000                1,055,000
    Losses on write-off of fixed assets                                                             25,000                     --
    Reduction of allowance for doubtful accounts                                                  (147,000)                 (16,000)
    Unrealized (gains) losses on trading securities, net                                           155,000                 (258,000)
    Amortization of premium on investments                                                            --                     22,000
Changes in operating assets and liabilities:
    Sale (purchases) of trading securities, net                                                    903,000                 (280,000)
    Accounts receivable                                                                           (352,000)               1,343,000
    Prepaid expenses and deposits                                                                  (19,000)                 114,000
    Income taxes receivable and payable                                                             (3,000)                (386,000)
    Deferred taxes                                                                                (470,000)                   9,000
    Accounts payable and accrued liabilities                                                     1,261,000               (3,274,000)
    Deferred compensation payable                                                                 (337,000)                 632,000
    Other operating assets and liabilities                                                        (745,000)                 496,000
                                                                                               -----------              -----------
    Net cash used in operating activities                                                       (2,077,000)              (1,063,000)
                                                                                               -----------              -----------
Cash flows from investing activities:
Purchases of available-for-sale securities                                                            --                    (48,000)
Issuance of notes receivable, net                                                                 (260,000)                  (8,000)
Purchases of fixed assets                                                                         (964,000)              (4,157,000)
                                                                                               -----------              -----------
    Net cash used in investing activities                                                       (1,224,000)              (4,213,000)
                                                                                               -----------              -----------
Cash flows from financing activities:
Proceeds from note payable                                                                            --                  2,150,000
Payments of notes payable                                                                          (40,000)                 (29,000)
Repurchases of redeemable common stock                                                             (54,000)                (250,000)
Proceeds from exercise of commmon stock options                                                     68,000                     --
                                                                                               -----------              -----------
    Net cash (used in) provided by financing activities:                                           (26,000)               1,871,000
                                                                                               -----------              -----------
Net decrease in cash and cash equivalents                                                       (3,327,000)              (3,405,000)
Cash and cash equivalents, beginning of period                                                   4,348,000                9,908,000
                                                                                               -----------              -----------
Cash and cash equivalents, end of period                                                       $ 1,021,000              $ 6,503,000
                                                                                               ===========              ===========

                                                 See notes to financial statements.
                                                                 5


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

      The Consolidated Financial Statements are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company's consolidated financial position and results of operations. The results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed by the Company with the Securities and Exchange Commission on March 31, 2005.

2.   Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In April 2005, the Securities and Exchange Commission adopted a rule that delayed the compliance dates for adoption of SFAS 123R, which the Company had previously been required to adopt no later than July 1, 2005. The SEC's rule allows companies to implement SFAS 123R at the beginning of their next fiscal year. As a result, the Company intends to adopt SFAS 123R effective January 1, 2006. The Company continues to assess the potential impact that the adoption of SFAS No. 123R could have on its financial position, results of operations or statement of cash flows.


3.    Stock Options

      The Company has a stock-based employee compensation plan and accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
      Employees," and related interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:


                                                                            For the Three Months Ended
                                                                                    March 31,
                                                                            --------------------------
                                                                               2005           2004
                                                                            -----------    -----------
      Net loss, as reported                                                 $(3,334,000)   $  (520,000)

      Deduct:  Total stock-based employee
         compensation expense determined under the fair
         value method for all awards, net of related tax effects                (17,000)       (69,000)
                                                                            -----------    -----------

      Pro forma net loss                                                    $(3,351,000)   $  (589,000)
                                                                            ===========    ===========

      Loss per share:

      Basic and diluted - as reported                                       $     (0.14)   $     (0.02)
      Basic and diluted - pro forma                                         $     (0.14)   $     (0.02)

4.    Net Loss per Share

                                                                             For the Three Months Ended
                                                                                      March 31,
                                                                            ----------------------------
                                                                               2005            2004
                                                                            -----------    ------------
      Net loss                                                              $(3,334,000)   $   (520,000)
                                                                            ===========    ============
      Weighted average shares used to compute basic and
      diluted net loss per share                                             24,318,000      24,034,000
                                                                            ===========    ============
      Basic and diluted net loss per share                                  $     (0.14)   $      (0.02)
                                                                            ===========    ============


      As the Company incurred net losses in the three months ended March 31, 2005 and 2004, options to purchase 8.2 million and 14.3 million shares of the Company's common stock were excluded from the computation of diluted net loss per share for those periods, as the effect would have been antidilutive.


5.    Comprehensive Loss

      Total comprehensive loss for the three months ended March 31, 2005 and 2004 was $3,334,000 and $476,000.


6.    Option to Purchase Investors Insurance Corporation

      On July 1, 2002, the Company entered into a Purchase Option Agreement with SCOR Life U.S. Re Insurance Company ("SCOR"), a 100% owner of the outstanding capital stock of Investors Insurance Corporation ("Investors Insurance"). Pursuant to the terms of the agreement, SCOR has granted the Company the right to purchase the outstanding capital stock of Investors Insurance in exchange for annual option fees. The Company has paid option fees totaling approximately $3.0 million through March 31, 2005. The Company has the right to exercise the option at any time prior to its expiration date on June 30, 2005. If the Company elects to exercise the option, it must complete the purchase transaction within two years of exercising the option. Upon completion of a purchase transaction, the option fees paid will be included in the purchase price. If the option expires unused, the fees paid will be expensed. Before expiration, the Company can request a refund of fees paid in the event that the financial rating of Investors Insurance declines as defined in the agreement. As of March 31, 2005, the Investors Insurance rating had declined to a level where the Company believes it can request such a refund. The Company is exploring various methods to finance the acquisition of Investors Insurance, including the issuance of debt or equity securities by the Company or one of its subsidiaries. As a result, it is possible that the Company will issue a significant amount of debt or equity securities to one or more new investors. Any such issuance of equity securities would likely reduce the percentage ownership of the Company held by current shareholders.

7.    Notes Payable

      The Company has a mortgage of $7.1 million on the office building which houses its headquarters. Payment in full of this note is due on August 1, 2012. Payments are due on the note based on a 25-year amortization schedule. On August 1, 2012, the Company must pay the remaining principal due on the note, which will be approximately $5.9 million. Prior to August 1, 2006 the interest rate on the note is 6.95%. Thereafter, the interest rate will be equal to LIBOR plus 2.55%, adjusted semi-annually, subject to a maximum semi-annual 1.00% increase/decrease in the interest rate. The maximum interest rate is 10.50%. As of March 31, 2005, the balance due on the note was $7.1 million.

      The Company also has a mortgage on its building in Rome, Georgia. The note has a variable interest rate indexed to the 30-day LIBOR plus 1.9% and is payable over ten years in monthly installments of principal, amortized on the basis of a 20-year term, and interest. At the end of the ten years, the Company must pay the balance of the principal due on the note. The outstanding balance of the note as of March 31, 2005 was $2.8 million. To manage interest expense, the Company entered into an interest rate swap agreement with a notional amount equal to the principal balance of the note which modifies its interest expense from a variable rate to a fixed rate. The April 2004 swap agreement involves the exchange of interest obligations from April 2004 through April 2014 whereby the Company pays a fixed rate of 6.8% in exchange for a variable rate indexed to the 30-day LIBOR plus 1.9%.

8.    Income Taxes

      The rate of benefit for income taxes for the quarter ended March 31, 2005 differs from the federal and state statutory rate due to the establishment of a valuation allowance against existing deferred tax assets in the amount of $812,000.

9.    Derivative Financial Instruments

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

      In April 2004 the Company entered into an interest rate swap agreement with a current notional amount of $2.8 million to hedge the interest expense associated with its LIBOR-based borrowings. The Company designated the interest rate swap as a qualifying cash flow hedge under SFAS 133.

10.   Segment Information


                                                                       Total Revenue                          Net Loss
                                                             -------------------------------       --------------------------------
                                                                                    Three Months Ended March 31,
                                                             ----------------------------------------------------------------------
                                                                  2005               2004               2005               2004
                                                             ------------       ------------       ------------       ------------
       Legacy Marketing Group                                $  6,595,000       $ 11,089,000       $ (2,971,000)      $   (189,000)
       Legacy Financial Services, Inc.                            823,000            954,000            (54,000)           (96,000)
       Imagent Online, LLC                                         52,000             59,000           (246,000)          (141,000)
       Values Financial Network, Inc.                               3,000             11,000            (63,000)           (94,000)
       Intercompany Eliminations                                 (137,000)          (152,000)              --                 --
                                                             ------------       ------------       ------------       ------------

       Total                                                 $  7,336,000       $ 11,961,000       $ (3,334,000)      $   (520,000)
                                                             ============       ============       ============       ============

                                                                       Total Assets
                                                              ------------------------------
                                                              March 31,         December 31,
                                                                 2005               2004
                                                             ------------       ------------
       Legacy Marketing Group                                $ 46,143,000       $ 50,487,000
       Legacy Financial Services, Inc.                          1,478,000          1,512,000
       Imagent Online, LLC                                      2,773,000          2,514,000
       Values Financial Network, Inc.                           2,105,000          2,069,000
       Other                                                       63,000             63,000
       Intercompany Eliminations                               (9,312,000)        (9,027,000)
                                                             ------------       ------------
       Total                                                 $ 43,250,000       $ 47,618,000
                                                             ============       ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-Looking Statements

      Certain statements contained in this document, including Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of Regan Holding Corp. and its businesses to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, among other things, the following: general market conditions and the changing interest rate environment; population growth rates and demographic patterns; the interruption, deterioration, or termination of our relationships with the insurance carriers who provide our products or the agents who market and sell them; the ability to develop and market new products to keep up with the evolving industry in which we operate; increased governmental regulation, especially regulations affecting insurance, reinsurance, and holding companies; the ability to attract and retain talented and productive personnel; the ability to effectively fund our working capital requirements; the risk of substantial litigation or insurance claims; and other factors referred to in Management's Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the year ended December 31, 2004.

      Regan Holding Corp. assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.


Recent Industry Developments

      In December 2004, the National Association of Insurance Commissioners (the "NAIC") approved amendments to the NAIC's model Producer Licensing Act. Under the model Act, producers, like Legacy Marketing's Producers, who have been appointed by an insurer as its agent and do not receive compensation from a customer, are not required to disclose the amount of compensation received from the insurer. However, under the model Act, producers are required to disclose to the customer, prior to selling insurance to that customer, that the producer will be receiving compensation from the insurer, or that the producer represents the insurer and may provide services to the customer for the insurer. One state has adopted a regulation based on the model Act and others are considering similar regulation or legislation. In addition, the NAIC has held a hearing to consider, and may in the future propose, additional measures affecting producers.

      On April 13, 2005, California Insurance Commissioner John Garamendi released for public review a revised set of proposed regulations addressing broker conduct. As currently drafted, the proposed regulations would, among other things, require brokers to disclose whether they are acting on behalf of the insurer or the customer, prohibit brokers who are acting on behalf of customers from accepting compensation from third parties without the prior consent of the customer, and require brokers to disclose whether they will seek quotes from one or more than one insurer. If the broker seeks quotes from more than one insurer, the proposed regulations would also require the broker to disclose the number of quotes obtained, the names of the insurers that provide the quotes, and the compensation the broker could receive from each insurer if that insurer's bid were accepted by the customer.

      These regulations were proposed by Commissioner Garamendi as a result of a renewed regulatory focus on the insurance industry, which in California was marked by the October 2004 announcement by the California Attorney General's Office of a formal investigation into possible anti-trust violations and fraud by insurance companies and brokers, including bid rigging and other anti-competitive conduct. Authorities in other states announced similar investigations in the fourth quarter of 2004.

      Our core business consists of selling fixed annuity products on behalf of insurance carriers through a network of approximately 24,000 Producers. If the amendments to the model Act, the regulations proposed by the California Insurance Commissioner, or similar or additional regulations were adopted by states in which we conduct business, the Producers would have to disclose to potential purchasers of fixed annuity products any compensation the Producers may receive from Legacy Marketing or the insurance carriers. Producers may also have to disclose that they represent the insurance carriers and may provide services to the customer on behalf of those carriers. We are unable to predict whether or which states will adopt the amendments to the model Act, whether California will adopt the proposed regulations, and whether other new initiatives may affect our business and the demand for fixed annuity products marketed by Legacy Marketing. It is possible, however, that enactment of the amendments to the model Act, the regulations proposed by the California Insurance Commissioner, or similar or additional regulations, could have a material adverse effect on the insurance industry in general or on our financial condition and results of operations.


Overview

      On July 1, 2002, we entered into a Purchase Option Agreement with SCOR Life U.S. Re Insurance Company ("SCOR"), a 100% owner of the outstanding capital stock of Investors Insurance Corporation ("Investors Insurance"). Pursuant to the terms of the agreement, SCOR has granted us the right to purchase the outstanding capital stock of Investors Insurance in exchange for annual option fees. We have paid option fees totaling approximately $3.0 million through March 31, 2005. We have the right to exercise the option at any time prior to its expiration date on June 30, 2005. If we elect to exercise the option, we must complete the purchase transaction within two years of exercising the option. Upon completion of a purchase transaction, the option fees will be included in the purchase price. If the option expires unused, the fees paid will be expensed. Before expiration, we can request a refund of fees paid in the event that the financial rating of Investors Insurance declines as defined in the agreement. As of March 31, 2005, the Investors Insurance rating had declined to a level where we believe we can request such a refund. We are exploring various methods to finance the acquisition of Investors Insurance, including the issuance of debt or equity securities by us or one of our subsidiaries. As a result, it is possible that we will issue a significant amount of debt or equity securities to one or more new investors. Any such issuance of equity securities would likely reduce the percentage ownership of the Company held by current shareholders.


Regan Holding Corp. Consolidated

      We had a consolidated net loss of $3.3 million during the three months ended March 31, 2005, compared to a consolidated net loss of $520,000 during the same period in 2004. The increased losses of $2.8 million were primarily due to higher net losses incurred by Legacy Marketing Group ("Legacy Marketing") and Imagent Online, LLC ("Imagent") during the first quarter of 2005 compared to the first quarter of 2004, which was partially offset by decreased net losses from Values Financial Network, Inc. ("VFN") and Legacy Financial Services, Inc. ("Legacy Financial").


Legacy Marketing

      During the three months ended March 31, 2005, Legacy Marketing had a net loss of $3.0 million, compared to a net loss of $189,000 during the same period in 2004. The decline in results was primarily due to decreased revenue and the establishing of a valuation allowance against the Company's deferred tax assets, partially offset by decreased expenses.

      During the three months ended March 31, 2005, Legacy Marketing commissions and marketing allowances decreased $3.9 million (48%) compared to the same period in 2004. The decrease was primarily due to decreased sales of fixed annuities issued by Legacy Marketing's carriers.

      Legacy Marketing experienced a decrease in sales of fixed annuities issued by Investors Insurance during the three months ended March 31, 2005 and 2004. We believe the decrease was primarily attributable to a downgrade in the A.M. Best credit rating of Investors Insurance from an A- rating to a B++ rating in September 2003. As a result, sales of fixed annuities issued by Investors Insurance began to decline significantly in the second quarter of 2004 and continued to decline through the end of 2004. Revenues from the sales and administration of Investors Insurance products decreased $2.0 million during the three months ended March 31, 2005, compared to the same period in 2004. Revenue from sales and administration of Investors Insurance products accounted for 24% of our total consolidated revenue during the three months ended March 31, 2005.

      Legacy Marketing's annuity sales were also negatively affected by Transamerica Life Insurance Company ("Transamerica") and Legacy Marketing
deciding to discontinue the marketing of Transamerica products that were marketed exclusively by Legacy Marketing, effective May 3, 2004. The discontinued products accounted for approximately 19% and 27% of our total consolidated revenue for the three months ended March 31, 2005 and 2004. Revenues derived from sales and administration of Transamerica products decreased $1.8 million during the three months ended March 31, 2005, compared to the same period in 2004. Legacy Marketing continues to administer the discontinued products and to accept additional premium payments, subject to applicable additional deposit rules for these products.

      The low interest rate environment continues to cause many carriers that issue declared rate annuities, such as American National Life Insurance Company ("American National"), to reduce the crediting rates and compensation paid to us and our network of Producers on certain products. As a result, sales of the affected products in the first quarter of 2005 were lower than in the same period of 2004. The affected products accounted for approximately 13% of our total consolidated revenue for the three months ended March 31, 2004, and only 3% of our total consolidated revenue for the three months ended March 31, 2005. Revenue derived from sales and administration of American National products decreased $786,000 during the three months ended March 31, 2005, compared to the same period in 2004. Legacy Marketing has developed new products with American National that may result in increased sales for Legacy Marketing in the long term.

      Administrative fees decreased $647,000 (23%) during the three months ended March 31, 2005, compared to the same period in 2004, primarily due to decreased issuing and maintenance fees resulting from decreased fixed annuity sales.

      During the three months ended March 31, 2005, Legacy Marketing sold and administered products primarily on behalf of three unaffiliated insurance carriers: American National, Transamerica and Investors Insurance. As indicated below, the agreements with these carriers generated a significant portion of our total consolidated revenue:

                                       Three Months Ended
                                           March 31,
                                  ---------------------------
                                      2005          2004
                                  -------------  ------------
American National                      26%           22%
Investors Insurance                    24%           31%
Transamerica                           19%           27%


      Legacy Marketing also performs administrative services for products issued by John Hancock Variable Life Insurance Company and IL Annuity and Insurance Company.

      Our   consolidated   revenues  were  derived   primarily  from  sales  and
administration of the following annuity products:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                               2005      2004
                                                               ----      ----
BenchMark(SM) series (sold on behalf of American National)      24%       21%
SelectMark(R) series (sold on behalf of Transamerica)           19%       27%
MarkOne(SM) series (sold on behalf of Investors Insurance)      18%       31%


      Legacy Marketing expenses decreased $1.7 million (15%) during the three months ended March 31, 2005, compared to the same period in 2004, primarily due to decreases in selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.6 million (16%) primarily due to a decrease in employee compensation. Employee compensation decreased primarily due to decreased headcount and a reduction in temporary help.

      Legacy Marketing established a valuation allowance of $812,000 as of March 31, 2005 related primarily to its federal deferred tax assets.


Legacy Financial

      During the first quarter of 2005, Legacy Financial had a net loss of $54,000, compared to a net loss of $96,000 during the same period in 2004, primarily due to decreased expenses, partially offset by decreased revenue.

      Legacy Financial revenue decreased $131,000 (14%) during the three months ended March 31, 2005, compared to the same period in 2004. The decrease was primarily due to decreased commission income and advisory fees. Commission income decreased as a result of decreased sales volume, and advisory fees decreased primarily due to a decrease in assets under management during the three months ended March 31, 2005, compared to the same period in 2004.

      Legacy Financial's expenses decreased $202,000 (18%) during the three months ended March 31, 2005, compared to the same period in 2004. The decrease in the 2005 expenses was primarily due to a decrease in selling, general and administrative expenses. Selling, general and administrative expenses decreased $130,000 (14%) for the three months ended March 31, 2005, compared to the corresponding 2004 period. The decrease was primarily due to decreased employee compensation expense. Employee compensation decreased primarily due to decreased headcount and a reduction in temporary help. Other expenses decreased $72,000 (36%) during the three months ended March 31, 2005, compared to the same period in 2004, primarily due to a decrease in miscellaneous expenses.


Imagent

      Imagent had a net loss of $246,000 during the three months ended March 31, 2005, compared to a net loss of $141,000 during the same period in 2004. The increased losses were primarily due to an increase in selling, general and administrative expenses. Selling, general and administrative expenses increased $133,000 (58%) during the three months ended March 31, 2005, compared to the same 2004 period, primarily due to increased employee compensation and professional fees. Employee compensation increased primarily due to increased headcount and professional fees increased primarily due to increased consulting fees.


Values Financial Network, Inc.

      VFN had a net loss of $63,000 during the three months ended March 31, 2005, compared to a net loss of $94,000 during the same period in 2004, primarily due to decreased expenses. VFN expenses decreased $53,000 (32%) during the three months ended March 31, 2005, compared to the same period in 2004 primarily due to a decrease in selling, general and administrative expenses.


Liquidity and Capital Resources

      Net cash used in operating activities was $2.1 million for the three months ended March 31, 2005, compared to net cash used in operating activities of $1.1 million for the same period in 2004. The change was primarily due to decreased operating results, increased accounts receivable, decreased deferred tax liability, decreased deferred compensation payable and a decrease in other operating liabilities. These amounts were partially offset by increased accounts payable and accrued liabilities and proceeds from the sale of trading securities.

      Net cash used in investing activities was $1.2 million for the three months ended March 31, 2005, compared to $4.2 million for the three months ended March 31, 2004. The decrease was primarily due to reduced purchases of fixed assets, which was mainly attributable to significant software purchases and construction costs related to our servicing facility in Rome, Georgia during the first quarter of 2004.

      Net cash used in financing activities was $26,000 for the three months ended March 31, 2005, compared to net cash provided by financing activities of $1.9 million for the three months ended March 31, 2004. The change was primarily due to proceeds from our construction loan related to the new building in Rome, Georgia received in the first quarter of 2004.

      During 2003, we began construction of a new building in Rome, Georgia and established a $2.7 million loan facility to finance construction costs. During April 2004, we refinanced our construction loan, replacing it with a $2.9 million variable interest rate note indexed to the 30-day LIBOR plus 1.9%. The note is payable over ten years in monthly installments of principal, amortized on the basis of a 20-year term, and interest. At the end of the ten years, we must pay the balance of the principal due on the note. The outstanding balance of the note as of March 31, 2005 was $2.8 million. To manage interest expense, we entered into an interest rate swap agreement for the notional amount of the note, to modify its interest characteristics from a variable rate to a fixed rate. The swap agreement involves the exchange of interest obligations from April 2004 through April 2014 whereby we pay a fixed rate of 6.8% in exchange for a variable rate indexed to the 30-day LIBOR plus 1.9%.

      We used $2.1 million of cash in our operations and incurred consolidated net losses of $3.3 million during the three months ended March 31, 2005. If our consolidated net losses continue, or if requests to repurchase redeemable common stock increase significantly, a cash shortfall could ultimately occur. We believe that existing cash and investment balances, together with anticipated cash flow from operations, will provide sufficient funding for the foreseeable future. Furthermore, we have lowered our cost structure by reducing our employee headcount and eliminating consulting costs on several corporate initiatives. However, in the event that a cash shortfall does occur, we believe that adequate financing could be obtained to meet our cash flow needs. There can be no assurances that such financing would be available on favorable terms.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in our market risk, interest rate risk, credit risk, or equity price risk since December 31, 2004. Please see our Annual Report on Form 10-K for the year ended December 31, 2004 for more information concerning Quantitative and Qualitative Disclosures About Market Risk.


Item 4.  Controls and Procedures

     We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives. As of March 31, 2005, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Our management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the period covered by this report.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings


We are not involved in any material pending legal proceedings.


Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities


As described in our Annual Report on Form 10-K for the year ended December 31, 2004, we are obligated to redeem certain shares of Series A Common Stock and Series B Common Stock at the election of the holders of such shares upon the receipt of such elections. During the first quarter of 2005, we purchased shares as specified below. We have not publicly announced a plan or program to buy back shares of our Common Stock and have no control over the amount or timing of purchases we are required to make under the redemption provisions and subject to applicable law. All purchases listed below were of redeemable Common Stock we were obligated to purchase when holders of redeemable shares exercised their right to put the shares to the Company in accordance with their terms.

                            ISSUER PURCHASES OF EQUITY SECURITIES
                                                        (c) Total Number    (d) Maximum Number
                                                           of Shares       (or Approximate Dollar
                             (a) Total                  Purchased as Part   Value) of Shares that
                             Number of    (b) Average      of Publicly      May yet be Purchased
                               Shares      Price Paid    Announced Plans     under the Plans or
   Period                    Purchased     per Share     or Programs (2)        Programs (2)
------------------------     ---------     ---------     ---------------        ------------
January 1, 2005
    through
January 31, 2005              15,000(1)      $ 2.20            N/A                 N/A

February 1, 2005
    through
February 28, 2005              9,000(1)      $ 2.20            N/A                 N/A
------------------------      ---------      ------        -----------          ----------
Total                         24,000         $ 2.20

1 Purchased in satisfaction of our obligation to redeem redeemable shares of Common Stock.

2 Not applicable. We do not currently have in place any publicly announced plans or programs to purchase our outstanding equity securities.


Item 6.  Exhibits

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

                                   REGAN HOLDING CORP.


Date: May 16, 2005                 Signature:  /s/ R. Preston Pitts
                                              ----------------------------------
                                              R. Preston Pitts
                                              President, Chief Operating Officer
                                              and Chief Financial Officer

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