Form 10-Q
period 2005-06-30
REGAN HOLDING CORP
filed 2005-08-15
CIK 870069

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______to______

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

                               Yes   |_|      No   |X|

     As of August 5, 2005, there were 23,668,000 shares of Common Stock-Series A outstanding and 553,000 shares of Common Stock-Series B outstanding.

================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                                                                            June 30,        December 31,
                                                                                              2005              2004
                                                                                          ------------      ------------
                                                                                           (Unaudited)
Assets
Cash and cash equivalents                                                                 $    979,000      $  4,348,000
Trading investments                                                                          6,197,000         7,900,000
Receivable from SCOR Life U. S. Re Insurance Company                                         3,309,000                --
Option to purchase Investors Insurance Company                                                      --         2,975,000
Accounts receivable, net of allowance of $317,000 and $569,000
      at June 30, 2005 and December 31, 2004                                                 1,639,000         1,496,000
Income taxes receivable                                                                        756,000           755,000
Prepaid expenses and deposits                                                                  686,000           705,000
Deferred taxes                                                                                      --           772,000
                                                                                          ------------      ------------
         Total current assets                                                               13,566,000        18,951,000
                                                                                          ------------      ------------
Net fixed assets                                                                            24,062,000        27,675,000
Intangible assets, net                                                                          85,000           122,000
Notes receivable                                                                               899,000           672,000
Other assets                                                                                   151,000           198,000
                                                                                          ------------      ------------
      Total non current assets                                                              25,197,000        28,667,000
                                                                                          ------------      ------------
      Total assets                                                                        $ 38,763,000      $ 47,618,000
                                                                                          ============      ============
Liabilities, redeemable common stock, and shareholders' equity
Liabilities
Accounts payable and accrued liabilities                                                  $  6,171,000      $  5,243,000
Current portion of notes and loan payable                                                    1,823,000           199,000
                                                                                          ------------      ------------
      Total current liabilities                                                              7,994,000         5,442,000
                                                                                          ------------      ------------
Deferred compensation payable                                                                7,526,000         7,748,000
Deferred tax liabilities                                                                            --         1,242,000
Other liabilities                                                                              156,000           854,000
Notes payable, less current portion                                                          9,614,000         9,708,000
                                                                                          ------------      ------------
      Total non current liabilities                                                         17,296,000        19,552,000
                                                                                          ------------      ------------
      Total liabilities                                                                     25,290,000        24,994,000
                                                                                          ------------      ------------
Redeemable common stock, Series A and B                                                      6,373,000         7,486,000
                                                                                          ------------      ------------

Shareholders' equity
Preferred stock, no par value:  Authorized:  100,000,000 shares;
      No shares issued or outstanding                                                               --                --
Series A common stock, no par value:
      Authorized:  45,000,000 shares; issued and outstanding:  20,956,000 shares
      and 20,912,000 shares at June 30, 2005 and December 31, 2004                           3,916,000         3,847,000
Paid-in capital                                                                              6,530,000         6,522,000
Retained earnings (deficit)                                                                 (3,346,000)        4,769,000
                                                                                          ------------      ------------
      Total shareholders' equity                                                             7,100,000        15,138,000
                                                                                          ------------      ------------
Total liabilities, redeemable common stock, and shareholders' equity                      $ 38,763,000      $ 47,618,000
                                                                                          ============      ============

                       See notes to financial statements.
                                       2

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                     For the Three Months Ended          For the Six Months Ended
                                                   ------------------------------      ------------------------------
                                                              June 30,                            June 30,
                                                   ------------------------------      ------------------------------
                                                       2005              2004               2005              2004
                                                   ------------      ------------      ------------      ------------
Revenue
 Marketing allowances and commission overrides     $  3,527,000      $  5,511,000      $  7,214,000      $ 12,950,000
 Trailing commissions                                 1,038,000         1,212,000         2,129,000         2,490,000
 Administrative fees                                  2,310,000         2,743,000         4,594,000         5,712,000
 Other revenue                                          268,000           644,000           543,000           919,000
                                                   ------------      ------------      ------------      ------------
 Total revenue                                        7,143,000        10,110,000        14,480,000        22,071,000
                                                   ------------      ------------      ------------      ------------
Expenses

 Selling, general and administrative                  8,301,000         9,570,000        17,913,000        20,835,000
 Depreciation and amortization                        1,218,000         1,151,000         2,204,000         2,206,000
 Goodwill impairment losses                                  --           679,000                --           679,000
 Internal use software impairment loss                2,939,000                --         2,939,000                --
 Other                                                  710,000           536,000         1,274,000         1,172,000
                                                   ------------      ------------      ------------      ------------
 Total expenses                                      13,168,000        11,936,000        24,330,000        24,892,000
                                                   ------------      ------------      ------------      ------------
Operating loss                                       (6,025,000)       (1,826,000)       (9,850,000)       (2,821,000)
                                                   ------------      ------------      ------------      ------------
Other income

Investment income, net                                  384,000           135,000           414,000           252,000
Interest expense                                        (10,000)           (2,000)          (13,000)           (5,000)
                                                   ------------      ------------      ------------      ------------
 Total other income, net                                374,000           133,000           401,000           247,000
                                                   ------------      ------------      ------------      ------------
Loss before income taxes                             (5,651,000)       (1,693,000)       (9,449,000)       (2,574,000)
Provision for (benefit from) income taxes                 3,000          (644,000)         (463,000)       (1,005,000)
                                                   ------------      ------------      ------------      ------------
Net loss before reduction of redeemable
 common stock                                        (5,654,000)       (1,049,000)       (8,986,000)       (1,569,000)
Reduction of redeemable common stock                    871,000            29,000           871,000            29,000
                                                   ------------      ------------      ------------      ------------
Net loss available for common shareholders         $ (4,783,000)     $ (1,020,000)     $ (8,115,000)     $ (1,540,000)
                                                   ============      ============      ============      ============

Basic and diluted net loss per share               $      (0.20)     $      (0.04)     $      (0.33)     $      (0.06)
Weighted average shares outstanding used to
compute basic and diluted net loss per share         24,317,000        23,892,000        24,318,000        23,963,000

                       See notes to financial statements.
                                       3

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                  Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                                                            Retained
                                             Series A Common Stock           Paid-in        Earnings
                                            Shares          Amount           Capital        (Deficit)         Total
                                        -----------      -----------      -----------     -----------      -----------
Balance December 31, 2004                20,912,000      $ 3,847,000      $ 6,522,000     $ 4,769,000      $15,138,000

     Net loss                                                                              (8,986,000)      (8,986,000)

     Exercise of stock options               44,000           69,000                                            69,000
     Reduction to redemption value of
         redeemable common stock                                                              871,000          871,000
     Producer stock option expense                                              8,000                            8,000
                                                                                                                     -
                                        -----------      -----------      -----------     -----------      -----------
Balance June 30, 2005 (unaudited)        20,956,000      $ 3,916,000      $ 6,530,000     $(3,346,000)     $ 7,100,000
                                        ===========      ===========      ===========     ===========      ===========

                       See notes to financial statements.
                                       4

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                           For the Six Months Ended
                                                                                  June 30,
                                                                        ----------------------------
                                                                            2005             2004
                                                                        -----------      -----------
Cash flows from operating activities:
Net loss                                                                $(8,986,000)     $(1,569,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization                                        2,204,000        2,206,000
     Losses on write-off of fixed assets                                  3,034,000           62,000
     Impairment of goodwill                                                      --          679,000
     Reduction of allowance for doubtful accounts                          (252,000)        (243,000)
     Losses (gains) on trading securities, net                               63,000         (360,000)
     Other                                                                    8,000           (6,000)
Changes in operating assets and liabilities:
     Sales (purchases) of trading securities, net                         1,640,000         (431,000)
     Receivable from SCOR Life U.S. Re Insurance Company                   (334,000)              --
     Accounts receivable                                                    109,000        2,732,000
     Prepaid expenses and deposits                                           19,000         (159,000)
     Income taxes receivable                                                 (1,000)        (871,000)
     Deferred taxes                                                        (470,000)        (150,000)
     Accounts payable and accrued liabilities                               928,000       (5,100,000)
     Deferred compensation payable                                         (222,000)         749,000
     Other operating assets and liabilities                                (651,000)         947,000
                                                                        -----------      -----------
     Net cash used in operating activities:                              (2,911,000)      (1,514,000)
                                                                        -----------      -----------

Cash flows from investing activities:
Purchases of available-for-sale securities                                       --          (78,000)
Proceeds from sales and maturities of available-for-sale securities              --        3,320,000
Purchases of fixed assets                                                (1,588,000)      (5,727,000)
Proceeds from (issuance of) notes receivable, net                          (227,000)          39,000
Option to purchase Investors Insurance Company                                   --         (375,000)
                                                                        -----------      -----------
     Net cash used in investing activities:                              (1,815,000)      (2,821,000)
                                                                        -----------      -----------
Cash flows from financing activities:
Proceeds from notes and loan payable                                      1,618,000        5,025,000
Payments of notes payable                                                   (88,000)      (2,416,000)
Repurchases of redeemable common stock                                     (242,000)        (523,000)
Stock option exercises                                                       69,000               --
Voluntary repurchases of common stock                                            --         (145,000)
                                                                        -----------      -----------
     Net cash provided by financing activities:                           1,357,000        1,941,000
                                                                        -----------      -----------

Net decrease in cash and cash equivalents                                (3,369,000)      (2,394,000)
Cash and cash equivalents, beginning of period                            4,348,000        9,908,000
                                                                        -----------      -----------
Cash and cash equivalents, end of period                                $   979,000      $ 7,514,000
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

    The Consolidated Financial Statements are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company's consolidated financial position and results of operations. The results for the three months and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the entire year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed by the Company with the Securities and Exchange Commission on March 31, 2005.

2.  Recent Accounting Pronouncements

    In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of Accounting Principles Board ("APB") Opinion No. 20 and FASB Statement No. 3" ("FAS 154"). FAS 154 provides guidance on the accounting for, and reporting of, a change in accounting principle, in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of FAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

3.  Stock Options

    The Company has a stock-based employee compensation plan and accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

    The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                                For the Three Months Ended         For the Six Months Ended
                                                                          June 30,                         June 30,
                                                               ----------------------------      ----------------------------
                                                                   2005            2004              2005             2004
                                                               -----------      -----------      -----------      -----------
Net loss available for common shareholders, as reported        $(4,783,000)     $(1,020,000)     $(8,115,000)     $(1,540,000)
Deduct:  Total stock-based employee
   compensation expense determined under the fair
   value method for all awards, net of related tax effects         (16,000)         (68,000)         (33,000)        (137,000)
                                                               -----------      -----------      -----------      -----------
Pro forma net loss available for common shareholders           $(4,799,000)     $(1,088,000)     $(8,148,000)     $(1,677,000)
                                                               ===========      ===========      ===========      ===========
Loss per share:

Basic and diluted - as reported                                $     (0.20)     $     (0.04)     $     (0.33)     $     (0.06)
Basic and diluted - pro forma                                  $     (0.20)     $     (0.05)     $     (0.34)     $     (0.07)


    In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In April 2005, the Securities and Exchange Commission adopted a rule that delayed the compliance dates for adoption of SFAS 123R, which the Company had previously been required to adopt no later than July 1, 2005. The SEC's rule allows companies to implement SFAS 123R at the beginning of their next fiscal year. As a result, the Company intends to adopt SFAS 123R effective January 1, 2006. The Company continues to assess the potential impact of the adoption of SFAS No. 123R on its financial position, results of operations or statement of cash flows.

4.  Loss per Share

                                                                For the Three Months Ended         For the Six Months Ended
                                                                          June 30,                         June 30,
                                                               ----------------------------      ----------------------------
                                                                   2005            2004              2005             2004
                                                               -----------      -----------      -----------      -----------

Net loss                                                       $ (5,654,000)   $ (1,049,000)    $ (8,986,000)    $ (1,569,000)
Reduction of redeemable common stock                                871,000          29,000          871,000           29,000
                                                               ------------    ------------     ------------     ------------
Net loss available for common shareholders                     $ (4,783,000)   $ (1,020,000)    $ (8,115,000)    $ (1,540,000)
                                                               ============    ============     ============     ============

Weighted average shares used to compute basic and
  diluted net loss per share                                     24,317,000      23,892,000       24,318,000       23,963,000
                                                               ============    ============     ============     ============
Basic and diluted net loss per share                           $      (0.20)   $      (0.04)    $      (0.33)    $      (0.06)
                                                               ============    ============     ============     ============


    As the Company incurred net losses in the periods presented, options to purchase 8.1 million and 14.1 million shares of the Company's common stock as of June 30, 2005 and 2004 were excluded from the computation of diluted net loss per share, as the effect would have been antidilutive.

5.  Comprehensive Loss

    Total comprehensive loss for the three and six months ended June 30, 2005, was $5,654,000 and $8,986,000. For the three and six months ended June 30, 2004, total comprehensive loss was $1,118,000 and $1,594,000.

6.  Option to Purchase Investors Insurance Corporation

    On July 1, 2002, the Company entered into a Purchase Option Agreement with SCOR Life U.S. Re Insurance Company ("SCOR"), a 100% owner of the outstanding capital stock of Investors Insurance Corporation ("Investors Insurance"). Pursuant to the terms of the agreement, SCOR granted the Company the right to purchase the outstanding capital stock of Investors Insurance in exchange for annual option fees. The Company had the right to exercise the option at any time on or prior to June 30, 2005, or terminate the Option Agreement in accordance with its terms before such date if the A.M. Best rating of Investors Insurance declined below a specified level. The A.M. Best rating of Investors Insurance fell below the specified level. On June 22, 2005, the Company terminated the Option Agreement. SCOR will repay the option fees paid by the Company pursuant to the Option Agreement, including interest, totaling approximately $3.3 million as of June 30, 2005, in three installments. The Company had received a total of $2,242,000 of this amount as of August 1, 2005.

7.  Notes and Loan Payable

    The Company has a mortgage on its office building in Petaluma, California. Payment in full of this note is due on August 1, 2012. Payments are due on the note based on a 25-year amortization schedule. On August 1, 2012, the Company must pay the remaining principal due on the note. Prior to August 1, 2006, the interest rate on the note is 6.95%. Thereafter, the interest rate will be equal to LIBOR plus 2.55%, adjusted semi-annually, subject to a maximum semi-annual 1.00% increase/decrease in the interest rate. The maximum interest rate is 10.50%. As of June 30, 2005, the balance due on the note was $7.0 million.

    The Company also has a mortgage on its office building in Rome, Georgia. The note has a variable interest rate indexed to the 30-day LIBOR plus 1.9% and is payable over ten years in monthly installments of principal, amortized on the basis of a 20-year term, and interest. At the end of the ten years, the Company must pay the balance of the principal due on the note. The outstanding balance of the note as of June 30, 2005, was $2.8 million. To manage interest expense, the Company entered into an interest rate swap agreement with a notional amount equal to the principal balance of the note, which modifies its interest expense from a variable rate to a fixed rate. The April 2004 swap agreement involves the exchange of interest obligations from April 2004 through April 2014 whereby the Company pays a fixed rate of 6.8% in exchange for a variable rate indexed to the 30-day LIBOR plus 1.9%.

    During the six months ended June 30, 2005, the Company obtained a loan from its investment broker. The loan bears interest at the lender's base lending rate plus a surcharge based on the amount of the loan (7.25% at June 30, 2005), and is collateralized by the Company's investment portfolio. As of June 30, 2005, $1.6 million remained payable under this arrangement.

8.  Income Taxes

    The rate of benefit for income taxes for the three months and six months ended June 30, 2005, differs from the federal and state statutory rate primarily due to the establishment of a valuation allowance against existing deferred tax assets in the amount of $2.2 million and $3.3 million.

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

10.   Impairment of Goodwill

    During the second quarter of 2004, due to the failure of Values Financial Network, Inc. ("VFN") to produce revenues as projected, particularly in the corporate arena, management decided to cease actively marketing to the corporate market. As a result, management lowered its expectations for future sales. This event met the criteria of a "triggering event" for testing the recoverability of long-lived assets as required by Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets". Accordingly, the

    Company compared the carrying amount of VFN's long-lived assets to the projected sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Based on the fact that the sum of the undiscounted cash flows exceeded VFN's assets, the Company concluded no impairment had occurred to the long-lived assets.

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

11. Impairment of Internal Use Software

    In 1998, the Company began a project intending to replace its existing policy administration system with new licensed software after the vendor of the existing policy administration system required the Company to migrate from the existing system to an alternative platform. In late 2002, the Company learned from its vendor that it might be able to retain its existing system. Modification and customization of the licensed software was suspended in December of 2002. As a result of an evaluation of the Company-wide technological needs, which included an assessment of the viability of the existing system, it was concluded that the Company would use both systems. In the fourth quarter of 2003 the Company recorded a write-off of $1.1 million associated with the abandoned components of the software costs.

    In 2004, the Company began the process of creating a new technology architecture, the intent of which was to implement a multi-tiered structure that would allow the Company to continue to use its existing administration system to administer its current business while using the new administration system for new products and carriers.

    In 2005, the Company conducted further independent research, including consultation with industry experts about software solutions currently available in the marketplace and the benefits that companies, which are employing these systems, are receiving. In the second quarter of 2005, the Company concluded that the advances in technology and functionality that these new designs have delivered, along with the associated financial benefits, are greater than the Company would realize by completing its plans to implement its new administration system. In addition, the vendor of the Company's new administration system announced that they will no longer be providing the appropriate updates for the system to the licensed users for all future regulatory changes, and that it will be the responsibility of each company that uses the system to modify the system for such changes. As a result, management determined that the internal use software project associated with the new administration system had been impaired, and in the second quarter of 2005, the Company recorded a write-off of $2.9 million associated with abandoned components of the internal use software project.

12.   Segment Information

                                           Total Revenue                                            Net Loss
                    ------------------------------------------------------ --------------------------------------------------------
                          Three Months Ended           Six Months Ended          Three Months Ended           Six Months Ended
                               June 30,                    June 30,                   June 30,                    June 30,
                    --------------------------  -------------------------- ---------------------------  ---------------------------
                        2005           2004        2005           2004          2005          2004         2005           2004
                    ------------  ------------  ------------  ------------ -------------  ------------  ------------  -------------
Legacy Marketing
Group               $  6,339,000  $  9,317,000  $ 12,934,000  $ 20,408,000  $ (4,784,000) $   (397,000) $ (7,756,000) $   (584,000)
Legacy Financial
Services, Inc.           896,000       861,000     1,720,000     1,815,000       (75,000)      (12,000)     (127,000)     (108,000)
Imagent Online, LLC       46,000        74,000        98,000       133,000      (662,000)     (137,000)     (907,000)     (278,000)
Values Financial
Network, Inc.              1,000        10,000         4,000        20,000      (133,000)     (503,000)     (196,000)     (599,000)
Intercompany
Eliminations            (139,000)     (152,000)     (276,000)     (305,000)           --            --            --            --
                    ------------  ------------  ------------  ------------ -------------  ------------  ------------  -------------
Total               $  7,143,000  $ 10,110,000  $ 14,480,000  $ 22,071,000  $ (5,654,000) $ (1,049,000) $ (8,986,000) $ (1,569,000)
                    ============  ============  ============  ============  ============  ============  ============  =============



                                               Total Assets
                                     --------------------------------
                                       June 30,          December 31,
                                         2005                2004
                                     ------------        ------------
Legacy Marketing Group               $ 41,459,000        $ 50,487,000
Legacy Financial Services, Inc.         1,453,000           1,512,000
Imagent Online, LLC                     2,434,000           2,514,000
Values Financial Network, Inc.          1,944,000           2,069,000
Other                                      63,000              63,000
Intercompany Eliminations              (8,590,000)         (9,027,000)
                                     ------------        ------------
Total                                $ 38,763,000        $ 47,618,000
                                     ============        ============


    In June 2005, management of the Company authorized the dissolution of its Other segment, Legacy Reinsurance Company ("Legacy Re"). The dissolution became effective in July 2005. Legacy Re did not have any results of operations in the six months ended June 30, 2005 and 2004.

13. Subsequent Events

    On July 25, 2005, the Company entered into a sale/leaseback agreement (the "Agreement") with a potential buyer. Pursuant to the terms of the Agreement, the Company will sell its office buildings in Petaluma, California, to the potential buyer for a purchase price of $13.1 million. Concurrently with the sale of the buildings, the Company and the potential buyer will enter into a ten year lease agreement, whereby the Company will lease back (i) 71,612 square feet for a period not to exceed eighteen months and (ii) between 35,612 and 51,612 square feet for the remainder of the lease term. The monthly base rent will be $1.30 per square foot and will increase annually by three percent during the term of the lease, in addition to property taxes and operating expenses. Pursuant to the terms of the lease, the Company will initiate a standby letter of credit in the amount of $1.0 million, naming the potential buyer as the beneficiary. The potential buyer will be allowed to draw upon the letter of credit in the event of a default under the terms of the lease. The extent of such draw by the potential buyer will be limited to the amount necessary to cure the default. Additionally, the amount of the letter of credit will be reduced if the Company meets certain profitability criteria as specified in the Agreement and at the expiration of the lease the remaining balance will be returned to the Company. The closing of the sale/leaseback of the property is subject to the potential buyer obtaining a financing commitment, within 45 days from the date of the Agreement, from a lender with terms that are acceptable to the potential buyer. The closing is also subject to a 30-day due diligence period, during which time the potential buyer will inspect certain documents pertaining to the property. The potential buyer has the right, at any time during the due diligence period, to disapprove of the due diligence materials or other matters relating to the property and terminate the Agreement. If the transactions contemplated by the agreement are consummated, the Company will pay the outstanding balance on, and all the amounts due under, the mortgage on the property.

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

Recent Industry Developments

     During the past year, several federal, state and insurance self-regulatory organization proposals have been made that could affect our business. As discussed below, a few of these proposals have become effective, and others may be made or adopted.

     In December 2004, the National Association of Insurance Commissioners (the "NAIC") approved amendments to the NAIC's Producer Licensing Model Act (the "Model Act"). Under the Model Act, producers, like Legacy Marketing's Producers, who have been appointed by an insurer as its agent and do not receive compensation from a customer, are not required to disclose the amount of compensation received from the insurer. However, under the Model Act, producers are required to disclose to the customer, prior to selling insurance to that customer, that the producer will be receiving compensation from the insurer, or that the producer represents the insurer and may provide services to the customer for the insurer. At least one state has adopted a regulation based on the Model Act and others are considering similar regulation or legislation.

     In April 2005, California Insurance Commissioner John Garamendi released for public review revised proposed regulations addressing broker conduct. As currently drafted, the proposed regulations would, among other things, require brokers to disclose whether they are acting on behalf of the insurer or the customer, prohibit brokers who are acting on behalf of customers from accepting compensation from third parties without the prior consent of the customer, and require brokers to disclose whether they will seek quotes from one or more than one insurer. If the broker were to seek quotes from more than one insurer, the proposed regulations would also require the broker to disclose the number of quotes obtained, the names of the insurers that provide the quotes, and the compensation the broker could receive from each insurer if that insurer's bid were accepted by the customer.

     Also this year, the Securities and Exchange Commission informed certain issuers of equity-linked annuities that it is examining whether such annuities need to be registered under the Securities Act of 1933. On August 8, 2005, the NASD issued guidance to its members indicating that broker-dealers regulated by the NASD have certain responsibilities with respect to the offer and sale of equity-linked annuities, including an obligation to determine the suitability of such products for their customers, regardless of whether equity-linked annuities are deemed to be securities. Finally, some state insurance regulators are considering whether additional suitability regulations should be implemented with respect to all sales of fixed annuities, particularly with respect to senior citizens.

     Our core business consists of selling fixed annuity products on behalf of insurance carriers through a network of approximately 24,000 Producers. If amendments to the Model Act, the regulations proposed by the California Insurance Commissioner, or similar or additional regulations are adopted by states in which we conduct business, the way in which we and the Producers conduct business could be impacted. Similarly, if the initiatives undertaken by states, the Securities and Exchange Commission or the NASD with respect to equity-linked and other annuities result in new regulation or legislation, our operations and those of our Producers could be adversely affected. We are unable to predict whether or which of these initiatives will result in new laws or regulations, or whether other new initiatives may affect our business and the demand for fixed annuity products marketed by Legacy Marketing. It is possible, however, that if such proposals or initiatives result in new regulation or laws, they could have a material adverse effect on the insurance industry in general or on our financial condition and results of operations.

Overview

     On July 25, 2005, we entered into a sale/leaseback agreement (the "Agreement") with a potential buyer. Pursuant to the terms of the Agreement, we will sell our office buildings in Petaluma, California to the potential buyer for a purchase price of $13.1 million. Concurrently with the sale of the buildings, Regan Holding Corp. and the potential buyer will enter into a ten year lease agreement, whereby we will lease back (i) 71,612 square feet for a period not to exceed eighteen months and (ii) between 35,612 and 51,612 square feet for the remainder of the lease term. The monthly base rent will be $1.30 per square foot and will increase annually by three percent during the term of the lease, in addition to property taxes and operating expenses. Pursuant to the terms of the lease, we will initiate a standby letter of credit in the amount of $1.0 million, naming the potential buyer as the beneficiary. The potential buyer will be allowed to draw upon the letter of credit in the event of a default under the terms of the lease. The extent of such draw by the potential buyer will be limited to the amount necessary to cure the default. Additionally, the amount of the letter of credit will be reduced if we meet certain profitability criteria as specified in the Agreement and at the expiration of the lease the remaining balance will be returned to us. The closing of the sale/leaseback of the property is subject to the potential buyer obtaining a financing commitment, within 45 days from the date of the Agreement, from a lender with terms that are acceptable to the potential buyer. The closing is also subject to a 30-day due diligence period, during which time the potential buyer will inspect certain documents pertaining to the property. The potential buyer has the right, at any time during the due diligence period, to disapprove of the due diligence materials or other matters relating to the property and terminate the Agreement. If the transactions contemplated by the agreement are consummated, we will pay the outstanding balance on, and all the amounts due under, the mortgage on the property.

     On June 14, 2005, we agreed with AmerUs Annuity Group Co. ("AmerUs"), the parent company of IL Annuity, on the process to be followed for the Company to provide reasonable assistance to AmerUs to transition to AmerUs the administration of certain IL Annuity insurance contracts in accordance with the provisions of the administrative agreement between Legacy Marketing and IL Annuity. Legacy Marketing has been administering these products under the terms of the administrative agreement since January 1, 1996. The administrative agreement is scheduled to expire on December 31, 2005. We are in negotiations with AmerUs with respect to the possible acceleration or deferral of the expiration date of the administrative agreement. In the six months ended June 30, 2005, we received approximately $915,000 in gross revenue under the administrative agreement. We are examining our expenses associated with this block of business and evaluating the impact such termination or expiration is likely to have on our net income. Termination of the administrative agreement will not affect the commissions earned by Legacy Marketing on additional premium received or assets under management with respect to the underlying IL Annuity insurance contracts.

     On July 1, 2002, we entered into a Purchase Option Agreement with SCOR Life U.S. Re Insurance Company ("SCOR"), a 100% owner of the outstanding capital stock of Investors Insurance Corporation ("Investors Insurance"). Pursuant to the terms of the agreement, SCOR granted us the right to purchase the outstanding capital stock of Investors Insurance in exchange for annual option fees. We had the right to exercise the option at any time on or prior to June 30, 2005, or terminate the Option Agreement in accordance with its terms before such date if the A.M. Best rating of Investors Insurance declined below a specified level. The A.M. Best rating of Investors Insurance fell below the specified level. On June 22, 2005, we terminated the Option Agreement. SCOR will repay the option fees paid by us pursuant to the Option Agreement, including interest, totaling approximately $3.3 million as of June 30, 2005, in three installments. We received $2,242,000 of this amount as of August 1, 2005.

     In 1998, we began a project intending to replace our existing policy administration system with new licensed software after the vendor of the existing policy administration system required us to migrate from the existing system to an alternative platform. In late 2002, we learned from the vendor that we might be able to retain the existing system.

Modification and customization of the licensed software was suspended in December of 2002. As a result of an evaluation of the Company-wide technological needs, which included an assessment of the viability of the existing system, it was concluded that we would use both systems. In the fourth quarter of 2003 we recorded a write-off of $1.1 million associated with the abandoned components of the software costs.

     In 2004, we began the process of creating a new technology architecture, the intent of which was to implement a multi-tiered structure that would allow us to continue to use the existing administration system to administer our current business while using the new administration system for new products and carriers.

     In 2005, we conducted further independent research, including consultation with industry experts about software solutions currently available in the marketplace and the benefits that companies, which are employing these systems, are receiving. In the second quarter of 2005, we concluded that the advances in technology and functionality that these new designs have delivered, along with the associated financial benefits, are greater than we would realize by completing our plans to implement the new administration system. In addition, the vendor of the new administration system announced that they will no longer be providing the appropriate updates for the system to the licensed users for all future regulatory changes, and that it will be the responsibility of each company that uses the system to modify the system for such changes. As a result, management determined that the internal use software project associated with the new administration system has been impaired, and in the second quarter of 2005, we recorded a write-off of $2.9 million associated with abandoned components of the internal use software project.

Regan Holding Corp. Consolidated

     We had a consolidated net loss of $5.7 million during the three months ended June 30, 2005, compared to a consolidated net loss of $1.0 million during the same period in 2004. For the six months ended June 30, 2005, we had a consolidated net loss of $9.0 million compared to a consolidated net loss of $1.6 million during the same period in 2004. The increased losses of $4.7 million and $7.4 million were primarily due to higher net losses incurred by Legacy Marketing Group ("Legacy Marketing").

Legacy Marketing

     During the three months ended June 30, 2005, Legacy Marketing had a net loss of $4.8 million, compared to a net loss of $397,000 during the same period in 2004. For the six months ended June 30, 2005, Legacy Marketing had a net loss of $7.8 million, compared to a net loss of $584,000 during the same period in 2004. The increased losses were primarily due to decreased revenue, internal use software impairment losses and an increase in the valuation allowance associated with the Company's deferred tax assets, partially offset by decreased selling, general and administrative expenses. Excluding the effect of the internal use software impairment losses and the increase in the deferred tax asset valuation allowances, Legacy Marketing's net loss for the three months and six months ended June 30, 2005, would have been $85,000 and $2.0 million.

     During the three months and six months ended June 30, 2005, Legacy Marketing's commissions and marketing allowances decreased $2.1 million (42%) and $5.7 million (49%) compared to the same periods in 2004. The decrease was primarily due to decreased sales of fixed annuities issued by Legacy Marketing's carriers.

     Legacy Marketing experienced a decrease in sales of fixed annuities issued by Investors Insurance during the three months and six months ended June 30, 2005, compared to the same periods in 2004. We believe the decrease was primarily attributable to a downgrade in the A.M. Best credit rating of Investors Insurance from an A- rating to a B++ rating in September 2003. As a result, sales of fixed annuities issued by Investors Insurance began to decline significantly in the second quarter of 2004 and continued to decline through the end of 2004. Revenues from the sales and administration of Investors Insurance products decreased $786,000 and $2.8 million during the three months and six months ended June 30, 2005, compared to the same periods in 2004. Revenue from sales and administration of Investors Insurance products accounted for 21% and 23% of our total consolidated revenue during the three months and six months ended June 30, 2005.

     Legacy Marketing's annuity sales were also negatively affected by Transamerica Life Insurance Company ("Transamerica") and Legacy Marketing
deciding to discontinue the marketing of Transamerica products that were marketed exclusively by Legacy Marketing, effective May 3, 2004. The discontinued products accounted for approximately 19% of our total consolidated revenue for the three months and six months ended June 30, 2005, and approximately 28% of our total consolidated revenue for the three months and six months ended June 30, 2004. Revenues derived from sales and administration of Transamerica products decreased $1.5 million and $3.3 million during the three months and six months ended June 30, 2005, compared to the same periods in 2004. Legacy Marketing continues to administer the discontinued products and to accept additional premium payments, subject to applicable additional deposit rules for these products.

     The low interest rate environment has caused many carriers that issue declared rate annuities, such as American National Insurance Company ("American National"), to reduce crediting rates and compensation. As a result, sales of the American National products in the second quarter and year-to-date of 2005 were lower than in the same periods of 2004. The affected products accounted for approximately 8% and 9% of our total consolidated revenue for the three months and six months ended June 30, 2004, and 3% of our total consolidated revenue for the three months and six months ended June 30, 2005. Revenue derived from sales and administration of American National products decreased $853,000 and $1.6 million during the three months and six months ended June 30, 2005, compared to the same periods in 2004.

     Administrative fees decreased $438,000 (16%) and $1.1 million (20%) during the three months and six months ended June 30, 2005, compared to the same periods in 2004, primarily due to decreased issuing and maintenance fees resulting from decreased fixed annuity sales.

     During the three months and six months ended June 30, 2005, Legacy Marketing sold and administered products primarily on behalf of three unaffiliated insurance carriers: American National, Transamerica and Investors Insurance. As indicated below, the agreements with these carriers generated a significant portion of our total consolidated revenue:

                                Three Months Ended    Six Months Ended
                                     June 30,             June 30,
                                ------------------   ------------------
                                 2005        2004     2005        2004
                                ------      ------   ------      ------
American National                 24%         25%      25%         24%
Transamerica                      19%         28%      19%         28%
Investors Insurance
Corporation                       21%         23%      23%         27%


     Legacy Marketing also performs administrative services for products issued by John Hancock Variable Life Insurance Company and IL Annuity and Insurance Company.

     Our   consolidated   revenues  were  derived   primarily   from  sales  and
administration of the following annuity products:


                                                               Three Months Ended   Six Months Ended
                                                                    June 30,            June 30,
                                                               ------------------  -----------------
                                                                2005        2004    2005       2004
                                                               ------      ------  ------     ------
BenchMark(SM) series (sold on behalf of American National)       23%         24%     24%        23%
SelectMark(R) series (sold on behalf of Transamerica)            19%         28%     19%        28%
MarkOne(SM) series (sold on behalf of Investors Insurance
Corporation)                                                     13%         19%     16%        26%


     Excluding the $2.9 million impairment charge for internal use software, Legacy Marketing's expenses decreased $1.2 million (12%) during the three months ended June 30, 2005, and $2.9 million (14%) during the six months ended June 30, 2005, compared to the same periods in 2004, primarily due to decreases in selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.2 million (14%) and $2.9 million (15%) during the three months and six months ended June 30, 2005, compared to the same periods in 2004, primarily due to a decrease in employee compensation as the result of reduced employee headcount and temporary help.

     Legacy Marketing has established a valuation allowance related primarily to its federal and state deferred tax assets, which increased $1.8 million and $2.8 million for the three months and six months ended June 30, 2005.

Legacy Financial Services

     During the second quarter of 2005, Legacy Financial Services ("Legacy Financial") had a net loss of $75,000, compared to a net loss of $12,000 during the same period in 2004. The increased losses in the second quarter of 2005 were primarily due to an increase in the valuation allowance against Legacy Financial's deferred tax assets. For the six months ended June 30, 2005, Legacy Financial had a net loss of $127,000, compared to a net loss of $108,000 during the same period in 2004, primarily due to decreased revenues and an increase in the valuation allowance against Legacy Financial's deferred tax assets, partially offset by decreased expenses.

     Legacy Financial's revenue decreased $95,000 (5%) during the six months ended June 30, 2005, compared to the same period in 2004, primarily due to a decrease in administrative and advisory fees. Legacy Financial's expenses decreased $199,000 (10%) during the six months ended June 30, 2005, compared to the same period in 2004. The decrease in the expenses was primarily due to a decrease in selling, general and administrative expenses. Selling, general and administrative expenses decreased $211,000 (12%) primarily due to decreased employee compensation expense resulting from reduced temporary help costs and decreased professional fees.

     Legacy Financial has established a valuation allowance related primarily to its federal and state deferred tax assets, which increased $78,000 and $77,000 for the three months and six months ended June 30, 2005.

Imagent Online, LLC

     Imagent Online, LLC ("Imagent") had a net loss of $662,000 during the three months ended June 30, 2005, compared to a net loss of $137,000 during the same period in 2004. During the six months ended June 30, 2005, Imagent had a net loss of $907,000, compared to a net loss of $278,000 during the same period in 2004. The increased losses were primarily due to increased expenses and an increase in the valuation allowance against Imagent's deferred tax assets. Expenses went up $247,000 (83%) and $411,000 (69%) during the three months and six months ended June 30, 2005, compared to the corresponding 2004 periods, primarily due to increased employee compensation resulting from an increase in headcount and increased depreciation expense.

     Imagent has established a valuation allowance related to its federal and state deferred tax assets, which increased $319,000 for the three months and six months ended June 30, 2005.

Values Financial Network, Inc.

     Values Financial Network, Inc. ("VFN") had a net loss of $133,000 during the three months ended June 30, 2005, compared to a net loss of $503,000 during the same period in 2004. During the six months ended June 30, 2005, VFN had a net loss of $196,000, compared to a net loss of $599,000 during the same period in 2004. The decreased losses were primarily due to higher expenses in the six months ended June 30, 2004, largely as a result of goodwill impairment losses of $679,000 recorded during that period. Other VFN operating expenses decreased $75,000 (44%) and $128,000 (38%) during the three months and six months ended June 30, 2005, compared to the same periods in 2004, primarily due to decreased wages and professional fees.

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

     As a result of performing the impairment tests required under SFAS 144, we were then required under the provisions of SFAS 142 to perform a goodwill impairment test using the revised cash flows forecast discounted at an appropriate cost of capital. The results of this test indicated that the goodwill was not recoverable. Accordingly, we recorded a goodwill impairment loss of $679,000 during the second quarter of 2004.

Liquidity and Capital Resources

     Net cash used in operating activities was $2.9 million for the six months ended June 30, 2005, compared to net cash used in operating activities of $1.5 million for the same period in 2004. The change was primarily due to decreased operating results, a smaller decrease in accounts receivable in the six months ended 2005 compared to the same period in 2004, decreased deferred compensation payable, and a decrease in other operating liabilities. These amounts were partially offset by increased accounts payable and accrued liabilities and proceeds from the sale of trading securities.

     Net cash used in investing activities was $1.8 million for the six months ended June 30, 2005, compared to net cash used in investing activities of $2.8 million for the six months ended June 30, 2004. The favorable change was primarily due to reduced purchases of fixed assets, which was mainly attributable to significant software purchases and construction costs related to our servicing facility in Rome, Georgia during the first quarter of 2004. This favorable change was partially offset by a decrease in proceeds from the sales and maturities of available-for-sale securities in the six months ended June 30, 2005, compared to the same period in the previous year.

     Net cash provided by financing activities was $1.4 million for the six months ended June 30, 2005, compared to net cash provided by financing activities of $1.9 million for the six months ended June 30, 2004. The decrease was mainly due to net loan proceeds received in the six months ended 2004, which were primarily related to the loan on our servicing facility in Rome, Georgia. The decrease was partially offset by an increase in proceeds from loans received from our investment broker in the six months ended June 30, 2005.

     During 2003, we began construction of a new building in Rome, Georgia and established a $2.7 million loan facility to finance construction costs. During April 2004, we refinanced our construction loan, replacing it with a $2.9 million variable interest rate note indexed to the 30-day LIBOR plus 1.9%. The note is payable over ten years in monthly installments of principal, amortized on the basis of a 20-year term, and interest. At the end of the ten years, we must pay the balance of the principal due on the note. The outstanding balance of the note as of June 30, 2005, was $2.8 million. To manage interest expense, we entered into an interest rate swap agreement with a notional amount equal to the principal balance of the note, which modifies its interest expense from a variable rate to a fixed rate. The April 2004 swap agreement involves the exchange of interest obligations from April 2004 through April 2014 whereby we pay a fixed rate of 6.8% in exchange for a variable rate indexed to the 30-day LIBOR plus 1.9%.

     We used $2.9 million of cash in our operations and incurred consolidated net losses of $9.0 million during the six months ended June 30, 2005. If our consolidated net losses continue, or if requests to repurchase redeemable common stock increase significantly, a cash shortfall could ultimately occur. We believe that existing cash and investment balances, together with anticipated cash flow from operations, proceeds from the pending sale of our office buildings in Petaluma, California, and the refund of option fees paid to SCOR will provide sufficient funding for the foreseeable future. Furthermore, we have lowered our cost structure by reducing our employee headcount and eliminating consulting costs on several corporate initiatives. However, in the event that a cash shortfall does occur, we believe that adequate financing could be obtained to meet our cash flow needs. There can be no assurances that such financing would be available on favorable terms.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in our market risk, interest rate risk, credit risk, or equity price risk since December 31, 2004. Please see our Annual Report on Form 10-K for the year ended December 31, 2004 for more information concerning Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives. As of June 30, 2005, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Our management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the period covered by this report.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

As described in our Annual Report on Form 10-K for the year ended December 31, 2004, we are obligated to redeem certain shares of Series A Common Stock and Series B Common Stock at the election of the holders of such shares upon the receipt of such elections. During the second quarter of 2005, we purchased shares as specified below. We have not publicly announced a plan or program to buy back shares of our Common Stock and have no control over the amount or timing of purchases we are required to make under the redemption provisions and subject to applicable law. All purchases listed below were of redeemable Common Stock we were obligated to purchase when holders of redeemable shares exercised their right to put the shares to the Company in accordance with their terms.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                 (c) Total
                                                                  Number of               (d) Maximum
                                                                   Shares                Number (or
                                                                  Purchased as        Approximate Dollar
                           (a) Total                            Part of Publicly     Value) of Shares that
                            Number of       (b) Average            Announced         May yet be Purchased
                             Shares         Price Paid             Plans or           under the Plans or
       Period              Purchased         per Share            Programs (2)            Programs (2)
---------------------     ------------    --------------        ----------------     ---------------------
     May 1, 2005
       through
     May 31, 2005           46,000    (1) $      2.03                  N/A                  N/A
     June 1, 2005
       through
     June 30, 2005          46,000    (1) $      2.03                  N/A                  N/A
---------------------     ------------    --------------        ----------------     ---------------------
Total                       92,000        $      2.03


     (1) Purchased in satisfaction of our obligation to redeem redeemable shares of Common Stock.

     (2) Not applicable. We do not currently have in place any publicly announced plans or programs to purchase our outstanding equity securities.

Item 4. Submission of Matters to a Vote of Security Holders

     The following matter was submitted to a vote of our shareholders at the Annual Meeting of Shareholders held on June 13, 2005:

                                          For       Against     Abstain/Withheld
                                          ---       -------     ----------------
1.   Election   of  five   (5)
     Directors  to hold office
     until the Annual  Meeting
     of  Shareholders  in 2006
     and      until      their
     successors    are    duly
     elected. The nominees are
     listed as follows:

     a. Lynda L. Regan                13,848,612         --           19,912
     b. R. Preston Pitts              13,846,345         --           22,179
     c. Ute Scott-Smith               13,739,375         --          129,149
     d. J. Daniel Speight, Jr.        13,844,950         --           23,574
     e. Dr. Donald Ratajczak          13,844,967         --           23,557

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



                                         REGAN HOLDING CORP.

Date: August 15, 2005                    Signature:  /s/ R. Preston Pitts
                                                     ---------------------------
                                                     R. Preston Pitts
                                                     President, Chief Operating
                                                     Officer and Chief Financial
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