Form 10-Q
period 2005-09-30
REGAN HOLDING CORP
filed 2005-11-14
CIK 870069

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

                                       or

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

                                 Yes |_|   No |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_|   No |X|

     As of November 5, 2005, there were 23,634,000 shares of Common Stock-Series A outstanding and 553,000 shares of Common Stock-Series B outstanding.

================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                                                                    September 30,     December 31,
                                                                                        2005              2004
                                                                                    ------------      ------------
                                                                                    (Unaudited)
Assets
Cash and cash equivalents                                                           $  1,021,000      $  4,348,000
Trading investments                                                                    7,915,000         7,900,000
Accounts receivable, net of allowance of $239,000 and $569,000
     at September 30, 2005 and December 31, 2004                                       1,757,000         1,496,000
Option to purchase Investors Insurance Company                                              --           2,975,000
Income taxes receivable                                                                  580,000           755,000
Prepaid expenses and deposits                                                            622,000           705,000
Deferred taxes                                                                              --             772,000
                                                                                    ------------      ------------
        Total current assets                                                          11,895,000        18,951,000
                                                                                    ------------      ------------
Net fixed assets                                                                      23,714,000        27,675,000
Intangible assets, net                                                                    67,000           122,000
Notes receivable                                                                         888,000           672,000
Other assets                                                                             168,000           198,000
                                                                                    ------------      ------------
     Total non current assets                                                         24,837,000        28,667,000
                                                                                    ------------      ------------
     Total assets                                                                   $ 36,732,000      $ 47,618,000
                                                                                    ============      ============

Liabilities, redeemable common stock, and shareholders' equity
Liabilities
Accounts payable and accrued liabilities                                            $  5,397,000      $  5,243,000
Current portion of notes and loan payable                                              2,888,000           199,000
                                                                                    ------------      ------------
     Total current liabilities                                                         8,285,000         5,442,000
                                                                                    ------------      ------------
Deferred compensation payable                                                          7,957,000         7,748,000
Deferred tax liabilities                                                                    --           1,242,000
Other liabilities                                                                        121,000           854,000
Notes payable, less current portion                                                    9,536,000         9,708,000
                                                                                    ------------      ------------
     Total non current liabilities                                                    17,614,000        19,552,000
                                                                                    ------------      ------------
     Total liabilities                                                                25,899,000        24,994,000
                                                                                    ------------      ------------

Redeemable common stock, Series A and B                                                6,294,000         7,486,000
                                                                                    ------------      ------------

Shareholders' equity
Preferred stock, no par value:  Authorized:  100,000,000 shares;
     No shares issued or outstanding                                                        --                --
Series A common stock, no par value:
     Authorized:  45,000,000 shares; issued and outstanding:  20,956,000 shares
     and 20,912,000 shares at September 30, 2005 and December 31, 2004                 3,916,000         3,847,000
Paid-in capital                                                                        6,530,000         6,522,000
Retained earnings (deficit)                                                           (5,907,000)        4,769,000
                                                                                    ------------      ------------
     Total shareholders' equity                                                        4,539,000        15,138,000
                                                                                    ------------      ------------
Total liabilities, redeemable common stock, and shareholders' equity                $ 36,732,000      $ 47,618,000
                                                                                    ============      ============

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                        For the Three Months Ended          For the Nine Months Ended
                                                               September 30,                      September 30,
                                                      ------------------------------      ------------------------------
                                                          2005              2004             2005              2004
                                                      ------------      ------------      ------------      ------------
Revenue
    Marketing allowances and commission overrides     $  3,180,000      $  3,838,000      $ 10,394,000      $ 16,788,000
    Trailing commissions                                 1,004,000         1,165,000         3,133,000         3,655,000
    Administrative fees                                  2,222,000         2,541,000         6,816,000         8,252,000
    Other revenue                                          343,000           337,000           885,000         1,257,000
                                                      ------------      ------------      ------------      ------------
    Total revenue                                        6,749,000         7,881,000        21,228,000        29,952,000
                                                      ------------      ------------      ------------      ------------

Expenses
    Selling, general and administrative                  7,599,000         8,637,000        25,513,000        29,475,000
    Depreciation and amortization                        1,006,000         1,050,000         3,210,000         3,255,000
    Goodwill impairment losses                                --                --                --             679,000
    Internal use software impairment loss                     --                --           2,939,000              --
    Other                                                  550,000           603,000         1,824,000         1,775,000
                                                      ------------      ------------      ------------      ------------
    Total expenses                                       9,155,000        10,290,000        33,486,000        35,184,000
                                                      ------------      ------------      ------------      ------------

Operating loss                                          (2,406,000)       (2,409,000)      (12,258,000)       (5,232,000)
                                                      ------------      ------------      ------------      ------------

Other income
Investment income, net                                      60,000           158,000           474,000           411,000
Interest expense                                           (32,000)           (2,000)          (45,000)           (7,000)
                                                      ------------      ------------      ------------      ------------
    Total other income, net                                 28,000           156,000           429,000           404,000
                                                      ------------      ------------      ------------      ------------

Loss before income taxes                                (2,378,000)       (2,253,000)      (11,829,000)       (4,828,000)
Provision for (benefit from) income taxes                  181,000          (850,000)         (282,000)       (1,856,000)
                                                      ------------      ------------      ------------      ------------

Net loss before reduction of redeemable
    common stock                                        (2,559,000)       (1,403,000)      (11,547,000)       (2,972,000)
Reduction of redeemable common stock                          --                --             871,000            29,000
                                                      ------------      ------------      ------------      ------------
Net loss to common shareholders                       $ (2,559,000)     $ (1,403,000)     $(10,676,000)     $ (2,943,000)
                                                      ============      ============      ============      ============

Basic and diluted net loss per share                  $      (0.11)     $      (0.06)     $      (0.44)     $      (0.12)
Weighted average shares outstanding used to
    compute basic and diluted net loss per share        24,220,000        23,672,000        24,285,000        23,865,000

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                                                                 Retained
                                                Series A Common Stock            Paid-in         Earnings
                                              Shares            Amount           Capital         (Deficit)           Total
                                           ------------      ------------      ------------     ------------      ------------
Balance December 31, 2004                    20,912,000      $  3,847,000      $  6,522,000     $  4,769,000      $ 15,138,000

    Net loss                                                                                     (11,547,000)      (11,547,000)

    Exercise of stock options                    44,000            69,000                                               69,000

    Reduction to redemption value of
        redeemable common stock                                                                      871,000           871,000
    Producer stock option expense                                                     8,000                              8,000
                                           ------------      ------------      ------------     ------------      ------------
Balance September 30, 2005 (unaudited)       20,956,000      $  3,916,000      $  6,530,000     $ (5,907,000)     $  4,539,000
                                           ============      ============      ============     ============      ============

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                           For the Nine Months Ended
                                                                                September 30,
                                                                        ------------------------------
                                                                            2005              2004
                                                                        ------------      ------------
Cash flows from operating activities:
Net loss                                                                $(11,547,000)     $ (2,972,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
    Depreciation and amortization                                          3,210,000         3,255,000
    Losses on write-off of fixed assets                                    3,051,000            64,000
    Impairment of goodwill                                                      --             679,000
    Reduction of allowance for doubtful accounts                            (330,000)         (249,000)
    Gains on trading securities, net                                        (211,000)         (181,000)
    Other                                                                      8,000           (84,000)
Changes in operating assets and liabilities:
    Sales (purchases) of trading securities, net                             196,000          (485,000)
    Accounts receivable                                                       69,000         2,183,000
    Prepaid expenses and deposits                                             83,000           (15,000)
    Income taxes receivable                                                  175,000        (1,987,000)
    Deferred taxes                                                          (470,000)          110,000
    Accounts payable and accrued liabilities                                 154,000        (5,132,000)
    Deferred compensation payable                                            209,000           638,000
    Other operating assets and liabilities                                  (703,000)          913,000
                                                                        ------------      ------------
    Net cash used in operating activities:                                (6,106,000)       (3,263,000)
                                                                        ------------      ------------

Cash flows from investing activities:
Purchases of available-for-sale securities                                      --          (2,101,000)
Proceeds from sales and maturities of available-for-sale securities             --           5,536,000
Purchases of fixed assets                                                 (2,245,000)       (6,629,000)
Proceeds from (issuance of) notes receivable, net                           (216,000)           65,000
Option to purchase Investors Insurance Company                             2,975,000        (1,775,000)
                                                                        ------------      ------------
    Net cash provided by (used in) investing activities:                     514,000        (4,904,000)
                                                                        ------------      ------------

Cash flows from financing activities:
Proceeds from notes and loan payable                                       2,680,000         5,025,000
Payments of notes payable                                                   (163,000)       (2,461,000)
Repurchases of redeemable common stock                                      (321,000)         (851,000)
Stock option exercises                                                        69,000              --
Voluntary repurchases of common stock                                           --            (145,000)
                                                                        ------------      ------------
    Net cash provided by financing activities:                             2,265,000         1,568,000
                                                                        ------------      ------------

Net decrease in cash and cash equivalents                                 (3,327,000)       (6,599,000)
Cash and cash equivalents, beginning of period                             4,348,000         9,908,000
                                                                        ------------      ------------
Cash and cash equivalents, end of period                                $  1,021,000      $  3,309,000
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

     The Consolidated Financial Statements are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company's consolidated financial position and results of operations. The results for the three months and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the entire year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed by the Company with the Securities and Exchange Commission on March 31, 2005.

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

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                                 For the Three Months Ended           For the Nine Months Ended
                                                                        September 30,                      September 30,
                                                               ------------------------------      ------------------------------
                                                                   2005              2004              2005              2004
                                                               ------------      ------------      ------------      ------------
Net loss available for common shareholders, as reported        $ (2,559,000)     $ (1,403,000)     $(10,676,000)     $ (2,943,000)
Deduct:  Total stock-based employee
   compensation expense determined under the fair
   value method for all awards, net of related tax effects          (10,000)          (75,000)          (43,000)         (212,000)
                                                               ------------      ------------      ------------      ------------

Pro forma net loss available for common shareholders           $ (2,569,000)     $ (1,478,000)     $(10,719,000)     $ (3,155,000)
                                                               ============      ============      ============      ============
Loss per share:

Basic and diluted - as reported                                $      (0.11)     $      (0.06)     $      (0.44)     $      (0.12)
Basic and diluted - pro forma                                  $      (0.11)     $      (0.06)     $      (0.44)     $      (0.13)

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In April 2005, the Securities and Exchange Commission adopted a rule that delayed the compliance dates for adoption of SFAS 123R, which the Company had previously been required to adopt no later than July 1, 2005. The SEC's rule allows companies to implement SFAS 123R at the beginning of their next fiscal year. As a result, the Company intends to adopt SFAS 123R effective January 1, 2006. The Company continues to assess the potential impact of the adoption of SFAS No. 123R on its financial position, results of operations or statement of cash flows.

4.   Loss per Share

                                                        For the Three Months Ended           For the Nine Months Ended
                                                               September 30,                        September 30,
                                                      ------------------------------      ------------------------------
                                                         2005             2004               2005              2004
                                                      ------------      ------------      ------------      ------------
Net loss                                              $ (2,559,000)     $ (1,403,000)     $(11,547,000)     $ (2,972,000)
Reduction of redeemable common stock                          --                --             871,000            29,000
                                                      ------------      ------------      ------------      ------------
Net loss available for common shareholders            $ (2,559,000)     $ (1,403,000)     $(10,676,000)     $ (2,943,000)
                                                      ============      ============      ============      ============

Weighted average shares used to compute basic and
   diluted net loss per share                           24,220,000        23,672,000        24,285,000        23,865,000
                                                      ============      ============      ============      ============
Basic and diluted net loss per share                  $      (0.11)     $      (0.06)     $      (0.44)     $      (0.12)
                                                      ============      ============      ============      ============

     As the Company incurred net losses in the periods presented, options to purchase 7.9 million and 15.5 million shares of the Company's common stock as of September 30, 2005 and 2004 were excluded from the computation of diluted net loss per share, as the effect would have been antidilutive.

5.   Comprehensive Loss

     Total comprehensive loss for the three and nine months ended September 30, 2005, was $2,559,000 and $11,547,000. For the three and nine months ended September 30, 2004, total comprehensive loss was $1,434,000 and $3,028,000.

6.   Option to Purchase Investors Insurance Corporation

     On July 1, 2002, the Company entered into a Purchase Option Agreement with SCOR Life U.S. Re Insurance Company ("SCOR"), a 100% owner of the outstanding capital stock of Investors Insurance Corporation ("Investors Insurance"). Pursuant to the terms of the agreement, SCOR granted the Company the right to purchase the outstanding capital stock of Investors

     Insurance in exchange for annual option fees. The Company had the right to exercise the option at any time on or prior to June 30, 2005, or terminate the Option Agreement in accordance with its terms before such date if the A.M. Best rating of Investors Insurance declined below a specified level. The A.M. Best rating of Investors Insurance fell below the specified level. On June 22, 2005, the Company terminated the Option Agreement, and SCOR has repaid the option fees paid by the Company pursuant to the Option Agreement, including interest, totaling approximately $3.3 million.

7.   Notes and Loan Payable

     The Company has a mortgage on its office building in Petaluma, California. Payment in full of this note is due on August 1, 2012. Payments are due on the note based on a 25-year amortization schedule. On August 1, 2012, the Company must pay the remaining principal due on the note. Prior to August 1, 2006, the interest rate on the note is 6.95%. Thereafter, the interest rate will be equal to LIBOR plus 2.55%, adjusted semi-annually, subject to a maximum semi-annual 1.00% increase/decrease in the interest rate. The maximum interest rate is 10.50%. As of September 30, 2005, the balance due on the note was $7.0 million.

     The Company also has a mortgage on its office building in Rome, Georgia. The note has a variable interest rate indexed to 30-day LIBOR plus 1.9% and is payable over ten years in monthly installments of principal, amortized on the basis of a 20-year term, and interest. At the end of the ten years, the Company must pay the balance of the principal due on the note. The outstanding balance of the note as of September 30, 2005, was $2.8 million. To manage interest expense, the Company entered into an interest rate swap agreement with a notional amount equal to the principal balance of the note, which modifies its interest expense from a variable rate to a fixed rate. The April 2004 swap agreement involves the exchange of interest obligations from April 2004 through April 2014 whereby the Company pays a fixed rate of 6.8% in exchange for a variable rate indexed to 30-day LIBOR plus 1.9%.

     The Company has obtained a loan from its investment broker. The loan bears interest at the lender's base lending rate plus a surcharge based on the amount of the loan (7.75% at September 30, 2005), and is collateralized by the Company's investment portfolio. As of September 30, 2005, $2.7 million remained payable under this arrangement.

8.   Income Taxes

     The rate of benefit for income taxes for the three months and nine months ended September 30, 2005, differs from the federal and state statutory rate primarily due to the establishment of a valuation allowance against existing deferred tax assets in the amount of $1.1 million and $4.3 million.

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

10.  Impairment of Goodwill

     During the second quarter of 2004, due to the failure of Values Financial Network, Inc. ("VFN"), a wholly owned subsidiary of the Company, to produce revenues as projected, particularly in the corporate arena, management decided to cease actively marketing to the corporate market. As a result, management lowered its expectations for future sales. This event met the criteria of a "triggering event" for testing the recoverability of long-lived assets as required by Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets". Accordingly, the Company compared the carrying amount of VFN's long-lived assets to the projected sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Based on the fact that the sum of the undiscounted cash flows exceeded VFN's assets, the Company concluded no impairment had occurred to the long-lived assets.

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

     In 2005, the Company conducted further independent research, including consultation with industry experts about software solutions currently available in the marketplace and the benefits that companies, which are employing these systems, are receiving. In the second quarter of 2005, the Company concluded that the advances in technology and functionality that these new designs have delivered, along with the associated financial benefits, are greater than the Company would realize by completing its plans to implement its new administration system. In addition, the vendor of the Company's new administration system announced that it will no longer be providing the appropriate updates for the system to the licensed users for all future regulatory changes, and that it will be the responsibility of each company that uses the system to modify the system for such changes. As a result, management determined that the internal use software project associated with the new administration system had been impaired, and in the second quarter of 2005, the Company recorded a write-off of $2.9 million associated with abandoned components of the internal use software project.

12.  Segment Information

                                          Total Revenue                                             Net Loss
                    ------------------------------------------------------- --------------------------------------------------------
                        Three Months Ended          Nine Months Ended           Three Months Ended           Nine Months Ended
                          September 30,               September 30,               September 30,               September 30,
                     -------------------------  --------------------------  --------------------------  ---------------------------
                         2005         2004          2005          2004          2005          2004          2005           2004
                     ------------  -----------  ------------  ------------  ------------  ------------  -------------  ------------
Legacy Marketing
Group                $  5,989,000  $ 7,116,000  $ 18,923,000  $ 27,523,000  $ (2,015,000) $ (1,162,000) $ (9,773,000)  $ (1,747,000)
Legacy Financial
Services, Inc.            804,000      836,000     2,524,000     2,651,000       (18,000)      (85,000)     (145,000)      (195,000)
Imagent Online, LLC        52,000       83,000       150,000       217,000      (434,000)      (77,000)   (1,341,000)      (353,000)
Values Financial
Network, Inc.                --         10,000         4,000        30,000       (92,000)      (79,000)     (288,000)      (677,000)
Intercompany
Eliminations              (96,000)    (164,000)     (373,000)     (469,000)         --            --            --             --
                     ------------  -----------  ------------  ------------  ------------  ------------  -------------  ------------

Total                $  6,749,000  $ 7,881,000  $ 21,228,000  $ 29,952,000  $ (2,559,000) $ (1,403,000) $ (11,547,000) $ (2,972,000)
                     ============  ===========  ============  ============  ============  ============  =============  ============

                                                         Total Assets
                                               --------------------------------
                                               September 30,       December 31,
                                                   2005                2004
                                               ------------        ------------
Legacy Marketing Group                         $ 39,513,000        $ 50,487,000
Legacy Financial Services, Inc.                   1,607,000           1,512,000
Imagent Online, LLC                               2,416,000           2,514,000
Values Financial Network, Inc.                    1,860,000           2,069,000
Other                                                  --                63,000
Intercompany Eliminations                        (8,664,000)         (9,027,000)
                                               ------------        ------------
Total                                          $ 36,732,000        $ 47,618,000
                                               ============        ============


     In June 2005, management of the Company authorized the dissolution of its Other segment, Legacy Reinsurance Company ("Legacy Re"). The dissolution became effective in July 2005. Legacy Re did not have any results of operations in the nine months ended September 30, 2005 and 2004.

13.  Potential Sale of Building

     On July 25, 2005, the Company entered into a sale/leaseback agreement (the "Agreement") with a potential buyer. Pursuant to the terms of the Agreement, the Company will sell its office buildings in Petaluma, California, to the potential buyer for a purchase price of $13.1 million. Concurrently with the sale of the buildings, the Company and the potential buyer will enter into a ten year lease agreement, whereby the Company will lease back (i) 71,612 square feet for a period not to exceed eighteen months and (ii) between 35,612 and 51,612 square feet for the remainder of the lease term. The monthly base rent will be $1.30 per square foot and will increase annually by three percent during the term of the lease, in addition to property taxes and operating expenses. Pursuant to the terms of the lease, the Company will initiate a standby letter of credit in the amount of $1.0 million, naming the potential buyer as the beneficiary. The potential buyer will be allowed to draw upon the letter of credit in the event of a default under the terms of the lease. The extent of such draw by the potential buyer will be limited to the amount necessary to cure the default. Additionally, the amount of the letter of credit will be reduced if the Company meets certain profitability criteria as specified in the Agreement and at the expiration of the lease the remaining balance will be returned to the Company. The transactions contemplated by the Agreement have not yet been consummated and there is no certainty as to when and if the transactions will close. We currently have the right to terminate the Agreement and keep the $250,000 down payment paid by the potential buyer. If the transactions contemplated by the Agreement are consummated, the Company will pay the outstanding balance on, and all the amounts due under, the mortgage on the property.

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

     In December 2004, the National Association of Insurance Commissioners (the "NAIC") approved amendments to the NAIC's Producer Licensing Model Act (the "Model Act"). Under the Model Act, producers, like Legacy Marketing's Producers, who have been appointed by an insurer as its agent and do not receive compensation from a customer, are not required to disclose the amount of compensation received from the insurer. However, under the Model Act, producers are required to disclose to the customer, prior to selling insurance to that customer, that the producer will be receiving compensation from the insurer, or that the producer represents the insurer and may provide services to the customer for the insurer. Arkansas and Rhode Island have adopted regulations based on the Model Act and other states are considering similar regulation or legislation.

     In early 2005, the California Department of Insurance had proposed regulations that would have statutorily imposed fiduciary duties and certain mandatory disclosure obligations on insurance agents and brokers. In November 2005, the Department announced that it would suspend efforts to push such regulation at this time.

     Also this year, the Securities and Exchange Commission informed certain issuers of equity-linked annuities that it is examining whether such annuities need to be registered under the Securities Act of 1933. On August 8, 2005, the NASD issued guidance to its members indicating that broker-dealers regulated by the NASD have certain responsibilities with respect to the offer and sale of equity-linked annuities, including an obligation to determine the suitability of such products for their customers, regardless of whether equity-linked annuities are deemed to be securities. Finally, some state insurance regulators are considering whether additional suitability regulations should be implemented with respect to all sales of fixed annuities, particularly with respect to senior citizens. In California, Commissioner Garamendi issued a letter on October 7, 2005, to California life insurance companies urging them to develop suitability standards for the sale of annuity products to seniors, and the California Department of Insurance has sponsored a legislative measure that would require the industry to establish such insurer suitability standards. The bill may be considered by the California legislature in 2006.

     Our core business consists of selling fixed annuity products on behalf of insurance carriers through a network of approximately 24,500 Producers. If amendments to the Model Act or regulations with similar provisions are adopted by states in which we conduct business, the way in which we and the Producers conduct business could be affected. Similarly, if the initiatives undertaken by California and other states, the Securities and Exchange Commission or the NASD with respect to equity-linked and other annuities result in new regulation or legislation, our operations and those of our Producers could be adversely affected. We are unable to predict whether or which of these initiatives will result in new laws or regulations, or whether the recent initiative of IBA West or other initiatives may affect our business and the demand for fixed annuity products marketed by Legacy Marketing. It is possible, however, that if such proposals or initiatives result in new regulation or laws, they could have a material adverse effect on the insurance industry in general or on our financial condition and results of operations.

Overview

     On July 25, 2005, we entered into a sale/leaseback agreement (the "Agreement") with a potential buyer. Pursuant to the terms of the Agreement, we will sell our office buildings in Petaluma, California to the potential buyer for a purchase price of $13.1 million. Concurrently with the sale of the buildings, Regan Holding Corp. and the potential buyer will enter into a ten year lease agreement, whereby we will lease back (i) 71,612 square feet for a period not to exceed eighteen months and (ii) between 35,612 and 51,612 square feet for the remainder of the lease term. The monthly base rent will be $1.30 per square foot and will increase annually by three percent during the term of the lease, in addition to property taxes and operating expenses. Pursuant to the terms of the lease, we will initiate a standby letter of credit in the amount of $1.0 million, naming the potential buyer as the beneficiary. The potential buyer will be allowed to draw upon the letter of credit in the event of a default under the terms of the lease. The extent of such draw by the potential buyer will be limited to the amount necessary to cure the default. Additionally, the amount of the letter of credit will be reduced if we meet certain profitability criteria as specified in the Agreement and at the expiration of the lease the remaining balance will be returned to us. The transactions contemplated by the Agreement have not yet been consummated and there is no certainty as to when and if the transactions will close. We currently have the right to terminate the Agreement and keep the $250,000 down payment paid by the potential buyer. If the transactions contemplated by the Agreement are consummated, we will pay the outstanding balance on, and all the amounts due under, the mortgage on the property.

     On June 14, 2005, we agreed with AmerUs Annuity Group Co. ("AmerUs"), the parent company of IL Annuity, on the process to be followed for the Company to provide reasonable assistance to AmerUs to transition to AmerUs the administration of certain IL Annuity insurance contracts in accordance with the provisions of the administrative agreement between Legacy Marketing and IL Annuity. Legacy Marketing has been administering these products under the terms of the administrative agreement since January 1, 1996. The administrative agreement is scheduled to expire on December 31, 2005. We are in negotiations with AmerUs with respect to the possible acceleration or deferral of the expiration date of the administrative agreement. In the nine months ended September 30, 2005, we received approximately $1.3 million in gross revenue under the administrative agreement. We are examining our expenses associated with this block of business and evaluating the impact such termination or expiration is likely to have on our financial condition and results of operations. Termination of the administrative agreement will not affect the commissions earned by Legacy Marketing on additional premium received or assets under management with respect to the underlying IL Annuity insurance contracts.

     On July 1, 2002, we entered into a Purchase Option Agreement with SCOR Life U.S. Re Insurance Company ("SCOR"), a 100% owner of the outstanding capital stock of Investors Insurance Corporation ("Investors Insurance"). Pursuant to the terms of the agreement, SCOR granted us the right to purchase the outstanding capital stock of Investors Insurance in exchange for annual option fees. We had the right to exercise the option at any time on or prior to June 30, 2005, or terminate the Option Agreement in accordance with its terms before such date if the A.M. Best rating of Investors Insurance declined below a specified level. The A.M. Best rating of Investors Insurance fell below the specified level. On June 22, 2005, we terminated the Option Agreement, and SCOR has repaid the option fees paid by us pursuant to the Option Agreement, including interest, totaling approximately $3.3 million.

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

     In 2005, we conducted further independent research, including consultation with industry experts about software solutions currently available in the marketplace and the benefits that companies, which are employing these systems, are receiving. In the second quarter of 2005, we concluded that the advances in technology and functionality that these new designs have delivered, along with the associated financial benefits, are greater than we would realize by completing our plans to implement the new administration system. In addition, the vendor of the new administration system announced that it will no longer be providing the appropriate updates for the system to the licensed users for all future regulatory changes, and that it will be the responsibility of each company that uses the system to modify the system for such changes. As a result, management determined that the internal use software project associated with the new administration system has been impaired, and in the second quarter of 2005, we recorded a write-off of $2.9 million associated with abandoned components of the internal use software project.

Regan Holding Corp. Consolidated

     We had a consolidated net loss of $2.6 million during the three months ended September 30, 2005, compared to a consolidated net loss of $1.4 million during the same period in 2004. For the nine months ended September 30, 2005, we had a consolidated net loss of $11.5 million compared to a consolidated net loss of $3.0 million during the same period in 2004. The increased losses of $1.2 million and $8.5 million were primarily due to higher net losses incurred by Legacy Marketing Group ("Legacy Marketing") and Imagent Online, LLC ("Imagent").

Legacy Marketing

     During the three months ended September 30, 2005, Legacy Marketing had a net loss of $2.0 million, compared to a net loss of $1.2 million during the same period in 2004. For the nine months ended September 30, 2005, Legacy Marketing had a net loss of $9.8 million, compared to a net loss of $1.7 million during the same period in 2004. The increased losses were primarily due to decreased revenue and an increase in the valuation allowance associated with the Company's deferred tax assets, partially offset by decreased selling, general and administrative expenses. Additionally, we recorded internal use software impairment losses in the second quarter of 2005, which contributed to the increased losses in the nine months ended September 30, 2005. Excluding the effect of the internal use software impairment losses and the increase in the deferred tax asset valuation allowances, Legacy Marketing's net loss for the three months and nine months ended September 30, 2005, would have been $1.1 million and $4.1 million.

     During the three months and nine months ended September 30, 2005, Legacy Marketing's commissions and marketing allowances decreased $664,000 (20%) and $6.4 million (43%) compared to the same periods in 2004. The decrease was primarily due to an overall decrease in sales of fixed annuities issued by Legacy Marketing's carriers.

     Legacy Marketing experienced a decrease in sales of fixed annuities issued by Investors Insurance during the three months and nine months ended September 30, 2005, compared to the same periods in 2004. We believe the decrease in the nine months ended September 30, 2005 was primarily attributable to a downgrade in the A.M. Best credit rating of Investors Insurance from an A- rating to a B++ rating in September 2003. As a result, sales of fixed annuities issued by Investors Insurance began to decline significantly in the second quarter of 2004 and continued to decline through the end of 2004. In addition, we discontinued selling fixed annuity products issued by Investors Insurance in certain states during 2005 due to changes in regulatory requirements related to minimum guaranteed rates, which contributed to the decrease in sales of fixed annuities during the three and nine months ended September 30, 2005, compared to the same periods in 2004. Revenues from the sales and administration of Investors Insurance products decreased $961,000 and $3.7 million during the three months and nine months ended September 30, 2005, compared to the same periods in 2004. Revenue from sales and administration of Investors Insurance products accounted for 19% and 21% of our total consolidated revenue during the three months and nine months ended September 30, 2005.

     Over the last two years, the low interest rate environment has caused many carriers that issue declared rate annuities, such as American National Insurance Company ("American National"), to reduce crediting rates and compensation on certain products. Sales of these products accounted for approximately 2% and 3% of our total consolidated revenue for the three months ended September 30, 2005 and 2004, and 3% and 9% of our total consolidated revenue for the nine months ended September 30, 2005 and 2004. In addition, the fixed annuity industry is experiencing a relative shift in sales from declared rate annuities to equity-indexed annuities. As a result, sales of the American National products in the third quarter and year-to-date 2005 were lower compared to the same periods in 2004. Revenue derived from sales and administration of American National products decreased $607,000 and $2.2 million during the three months and nine months ended September 30, 2005, compared to the same periods in 2004. Revenue from sales and administration of American National products accounted for approximately 21% and 24% of our total consolidated revenue for the three months and nine months ended September 30, 2005.

     Legacy Marketing's annuity sales were also negatively affected by Transamerica Life Insurance Company ("Transamerica") and Legacy Marketing
deciding to discontinue the marketing of Transamerica products that were marketed exclusively by Legacy Marketing, effective May 3, 2004. The discontinued products accounted for approximately 18% and 19% of our total consolidated revenue for the three months and nine months ended September 30, 2005, and approximately 20% and 26% of our total consolidated revenue for the three months and nine months ended September 30, 2004. Revenues derived from sales and administration of Transamerica products decreased $335,000 and $3.7 million during the three months and nine months ended September 30, 2005, compared to the same periods in 2004. Legacy Marketing continues to administer the discontinued products and to accept additional premium payments, subject to applicable additional deposit rules for these products.

     Legacy Marketing's annuity sales were positively impacted in 2005 by revenue derived from sales and administration of products issued by Americom Life & Annuity Insurance Company ("Americom"), an unaffiliated insurance carrier. In June 2004, Legacy Marketing entered into marketing and administrative services agreements with Americom. Legacy Marketing began marketing and administering Americom products in November 2004. Revenue derived from sales and administration of Americom products accounted for approximately 14% and 9% of our total consolidated revenue for the three months and nine months ended September 30, 2005.

     Administrative fees decreased $310,000 (13%) and $1.4 million (17%) during the three months and nine months ended September 30, 2005, compared to the same periods in 2004, primarily due to decreased issuing and maintenance fees resulting from decreased fixed annuity sales.

     During the three months and nine months ended September 30, 2005, Legacy Marketing sold and administered products primarily on behalf of four unaffiliated insurance carriers: American National, Investors Insurance,
Transamerica and Americom. As indicated below, the agreements with these carriers generated a significant portion of our total consolidated revenue:

                             Three Months Ended         Nine Months Ended
                               September 30,               September 30,
                           ---------------------       --------------------
                           2005             2004       2005            2004
                           ----             ----       ----            ----
American National           21%              26%        24%            24%
Investors Insurance
Corporation                 19%              28%        21%            28%
Transamerica                18%              20%        19%            26%
Americom                    14%              N/A         9%            N/A


     Legacy Marketing also performs administrative services for products issued by John Hancock Variable Life Insurance Company and IL Annuity and Insurance Company.

     Our   consolidated   revenues  were  derived   primarily   from  sales  and
administration of the following annuity products:

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                     -----------------         -----------------
                                                                     2005         2004          2005         2004
                                                                     ----         ----          ----         ----
BenchMark(SM) series (sold on behalf of American National)            20%          24%           22%         23%
SelectMark(R) series (sold on behalf of Transamerica)                 18%          20%           19%         26%
AmeriMark(SM) series (sold on behalf of Americom)                     14%          N/A            9%         N/A
MarkOne(SM) series (sold on behalf of Investors Insurance
Corporation)                                                          11%          19%           14%         24%


     Legacy Marketing's expenses decreased $1.3 million (15%) during the three months ended September 30, 2005, compared to the three months ended September 30, 2004, primarily due to decreases in selling, general and administrative expenses. Excluding the $2.9 million impairment charge for internal use software, Legacy Marketing's expenses decreased $4.3 million (14%) during the nine months ended September 30, 2005, compared to the same period in 2004. Selling, general and administrative expenses decreased $1.2 million (15%) and $4.0 million (15%) during the three months and nine months ended September 30, 2005, compared to the same periods in 2004, primarily due to a decrease in compensation and benefits as the result of reduced employee headcount and temporary help.

     Legacy Marketing has established a valuation allowance related primarily to its federal and state deferred tax assets, which increased $936,000 and $3.7 million for the three months and nine months ended September 30, 2005.

Legacy Financial Services

     During the third quarter of 2005, Legacy Financial Services ("Legacy Financial") had a net loss of $18,000, compared to a net loss of $85,000 during the same period in 2004. The reduced losses in the third quarter of 2005 were primarily due to a decrease in expenses, partially offset by a decrease in revenue. For the nine months ended September 30, 2005, Legacy Financial had a net loss of $145,000, compared to a net loss of $195,000 during the same period in 2004, primarily due to a decrease in the selling, general and administrative expenses, partially offset by decreased revenues and an increase in the valuation allowance against Legacy Financial's deferred tax assets.

     Legacy Financial's revenue decreased $32,000 (4%) and $127,000 (5%) during the three and nine months ended September 30, 2005, compared to the same periods in 2004, primarily due to a decrease in administrative and advisory fees. Legacy Financial's expenses decreased $88,000 (9%) and $288,000 (10%) during the three and nine months ended September 30, 2005, compared to the same periods in 2004. The decrease in expenses during the nine months ended September 30, 2005, was primarily due to a $251,000 (10%) decrease in selling, general and administrative expenses. Selling, general and administrative expenses were down in the nine months of 2005 compared to the same period of 2004 mainly due to decreased compensation expense resulting from reduced temporary help costs and management fees to Legacy Marketing, in addition to decreased professional fees.

     Legacy Financial has established a valuation allowance related primarily to its federal and state deferred tax assets, which decreased $25,000 for the third quarter and increased $52,000 for the nine months ended September 30, 2005.

Imagent

     Imagent had a net loss of $434,000 during the three months ended September 30, 2005, compared to a net loss of $77,000 during the same period in 2004. During the nine months ended September 30, 2005, Imagent had a net loss of $1.3 million, compared to a net loss of $353,000 during the same period in 2004. The increased losses were primarily due to increased expenses and an increase in the valuation allowance against Imagent's deferred tax assets. Expenses went up $275,000 (131%) and $689,000 (86%) during the three months and nine months ended September 30, 2005, compared to the corresponding 2004 periods, primarily due to increased employee compensation resulting from an increase in headcount, and increased depreciation expense.

     Imagent has established a valuation allowance related to its federal and state deferred tax assets, which increased $145,000 and $464,000 for the three months and nine months ended September 30, 2005.

Values Financial Network, Inc.

     Values Financial Network, Inc. ("VFN") had a net loss of $92,000 during the three months ended September 30, 2005, compared to a net loss of $79,000 during the same period in 2004. During the nine months ended September 30, 2005, VFN had a net loss of $288,000, compared to a net loss of $677,000 during the same period in 2004. The increased losses in the third quarter were primarily due to an increase in the valuation allowance against VFN's deferred tax assets. The decreased losses in the nine months ended September 30, 2005, were primarily due to lower expenses, largely as a result of goodwill impairment losses of $679,000 recorded during that period in 2004. Other VFN operating expenses decreased $52,000 (63%) and $178,000 (63%) during the three months and nine months ended September 30, 2005, compared to the same periods in 2004, primarily due to decreased wages and professional fees.

     VFN has established a valuation allowance related primarily to its federal and state deferred tax assets, which increased $35,000 and $111,000 for the three and nine months ended September 30, 2005.

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

Liquidity and Capital Resources

     Our cash provided by operating activities generally follows the trend in our revenue and operating results. Our cash used in operating activities in the nine months ended September 30, 2005 and 2004 of $6.1 million and $3.3 million was primarily the result of our net loss, partially offset by non-cash charges including depreciation and amortization and losses on write-off of fixed assets. Other uses of cash during the first nine months of 2004 included an increase in income taxes receivable due to a pre-tax loss and a decrease in accounts payable and accrued liabilities, partially offset by a decrease in accounts receivable. The decrease in accounts payable and accrued liabilities was primarily due to payment of bonuses during 2004 to Wholesalers based upon their achievement of predetermined 2003 sales targets, payments of 2003 employee incentive bonuses and payments associated with a Producer incentive trip. The decrease in accounts receivable was primarily due to a decrease in sales volume.

     Net cash provided by investing activities of $514,000 for the nine months ended September 30, 2005, primarily consisted of a refund of option fees pursuant to the terms of the Purchase Option Agreement with SCOR totaling $3.0 million, excluding interest, partially offset by purchases of fixed assets totaling $2.2 million. Net cash used in investing activities of $4.9 million for the nine months ended September 30, 2004, consisted primarily of purchases of fixed assets of $6.6 million mainly due to increased computer software costs and construction costs related to our office building in Rome, Georgia, and option fees of $1.8 million paid by Regan Holding pursuant to the terms of the SCOR Purchase Option Agreement. These costs were partially offset by proceeds from sales of available-for-sale securities totaling $3.4 million.

     Net cash provided by financing activities for the nine months ended September 30, 2005, of $2.3 million primarily reflected proceeds from a loan of $2.7 million with our investment broker, partially offset by repurchases of our redeemable common stock of $321,000 and payments on our mortgage loans of $163,000. Net cash provided by financing activities for the nine months ended September 30, 2004 of $1.6 million primarily reflected net proceeds of $2.6 million from our mortgage loan to finance our office building in Rome, Georgia, partially offset by repurchases of our redeemable common stock of $851,000.

     In April 2004, we completed construction of a new building in Rome, Georgia, financing it with a $2.9 million variable interest rate note indexed to 30-day LIBOR plus 1.9%. The note is payable over ten years in monthly installments of principal, amortized on the basis of a 20-year term, and interest. At the end of the ten years, we must pay the balance of the principal due on the note. The outstanding balance of the note as of September 30, 2005, was $2.8 million. To manage interest expense, we entered into an interest rate swap agreement with a notional amount equal to the principal balance of the note, which modifies its interest expense from a variable rate to a fixed rate. The April 2004 swap agreement involves the exchange of interest obligations from April 2004 through April 2014 whereby we pay a fixed rate of 6.8% in exchange for a variable rate indexed to 30-day LIBOR plus 1.9%.


     We used $6.1 million of cash in our operations and incurred consolidated net losses of $11.5 million during the nine months ended September 30, 2005. If our consolidated net losses continue, or if requests to repurchase redeemable common stock increase significantly, a cash shortfall could ultimately occur. We believe that existing cash and investment balances, together with anticipated cash flow from operations, a federal income tax refund of $3.2 million received in October 2005 and proceeds from the potential sale of our office buildings in Petaluma, California, will provide sufficient funding for the foreseeable future. Furthermore, we have lowered our cost structure by reducing our employee headcount and eliminating consulting costs on several corporate initiatives. However, in the event that a cash shortfall does occur, we believe that adequate financing could be obtained to meet our cash flow needs. There can be no assurances that such financing would be available on favorable terms.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in our market risk, interest rate risk, credit risk, or equity price risk since December 31, 2004. Please see our Annual Report on Form 10-K for the year ended December 31, 2004 for more information concerning Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives. As of September 30, 2005, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Our management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the period covered by this report.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings


We are not involved in any material pending legal proceedings.


Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities


As described in our Annual Report on Form 10-K for the year ended December 31, 2004, we are obligated to redeem certain shares of Series A Common Stock and Series B Common Stock at the election of the holders of such shares upon the receipt of such elections. During the third quarter of 2005, we purchased shares as specified below. We have not publicly announced a plan or program to buy back shares of our Common Stock and have no control over the amount or timing of purchases we are required to make under the redemption provisions and subject to applicable law. All purchases listed below were of redeemable Common Stock we were obligated to purchase when holders of redeemable shares exercised their right to put the shares to the Company in accordance with their terms.


                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                               (c) Total
                                                               Number of          (d) Maximum
                                                                 Shares            Number (or
                                                             Purchased as       Approximate Dollar
                       (a) Total                            Part of Publicly   Value) of Shares that
                        Number of        (b)  Average          Announced       May yet be Purchased
                          Shares          Price Paid           Plans or         under the Plans or
     Period             Purchased          per Share          Programs (2)         Programs (2)
----------------    ----------------   ----------------    ----------------     ----------------
July 1, 2005
    through
July 31, 2005           7,000 (1)       $        2.03            N/A                  N/A

August 1, 2005
   through
August 31, 2005        32,000 (1)       $        2.03            N/A                  N/A
----------------    ----------------   ----------------    ----------------     ----------------

Total                  39,000           $        2.03


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

                                   REGAN HOLDING CORP.


Date: November 14, 2005            Signature:  /s/ R. Preston Pitts
                                              ----------------------------------
                                              R. Preston Pitts
                                              President, Chief Operating Officer
                                              and Chief Financial Officer