Form 10-K
period 2005-12-31
REGAN HOLDING CORP
filed 2006-03-31
CIK 870069

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES |_| NO |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES |_| NO |X|

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
  Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES |_| NO |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

                                   $10,609,000

There is currently no trading market for the registrant's stock. Accordingly, the foregoing aggregate market value is based upon the price at which the registrant repurchased its stock most recently prior to the last business day of the registrant's most recently completed second fiscal quarter.

As of March 15, 2006, the number of shares outstanding of the registrant's Series A Common Stock was 23,580,000 and the number of shares outstanding of the registrant's Series B Common Stock was 550,000. The registrant has no other shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with Regan Holding Corp.'s Annual Meeting of Stockholders to be held on June 5, 2006, are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                                 TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                       ----
Part I
Item 1.    Business....................................................................................................  1
Item 1A.   Risk Factors................................................................................................  5
Item 1B.   Unresolved Staff Comments................................................................................... 10
Item 2.    Properties.................................................................................................. 10
Item 3.    Legal Proceedings........................................................................................... 10
Item 4.    Submission of Matters to a Vote of Security Holders......................................................... 10

Part II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
           Equity Securities........................................................................................... 11
Item 6.    Selected Consolidated Financial Data........................................................................ 12
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations......................  13
Item 7A.   Quantitative and Qualitative Disclosure about Market Risk................................................... 22
Item 8.    Financial Statements and Supplementary Data................................................................  23
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................ 43
Item 9A.   Controls and Procedures..................................................................................... 43
Item 9B.   Other Information........................................................................................... 43

Part III
Item 10.   Directors and Executive Officers of the Company............................................................. 44
Item 11.   Executive Compensation.....................................................................................  44
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.............  44
Item 13.   Certain Relationships and Related Transactions.............................................................  44
Item 14.   Principal Accounting Fees and Services.....................................................................  44

Part IV
Item 15.   Exhibits and Financial Statement Schedules.................................................................. 45

                                     PART I


Item 1. Business

     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties that could cause actual results to differ materially.

General Development of Business

     Regan Holding Corp. ("Regan Holding") is a holding company, incorporated in the State of California in 1990, whose primary operating subsidiaries are Legacy Marketing Group ("Legacy Marketing") and Legacy Financial Services, Inc. ("Legacy Financial"). During 2005 Legacy Marketing generated approximately 87% of our consolidated revenues. Legacy Marketing designs, markets and administers fixed annuity products on behalf of certain unaffiliated insurance carriers in each of the United States, except Alabama and New York.

     Legacy Marketing has marketing agreements with American National Insurance Company ("American National"), Investors Insurance Corporation ("Investors Insurance"), Transamerica Life Insurance and Annuity Company ("Transamerica"), Americom Life & Annuity Insurance Company ("Americom") and John Hancock Variable Life Insurance Company ("John Hancock"). The marketing agreements grant Legacy Marketing the exclusive right to market certain proprietary fixed annuity products issued by these insurance carriers. Fixed annuity products are insurance products that are sold to purchasers in the form of insurance policies. Under the terms of these agreements, Legacy Marketing is responsible for appointing independent insurance producers (who we refer to as "Producers"), who have contracted with Legacy Marketing to sell fixed annuity products, with the applicable insurance carrier. For these sales, the insurance carriers pay marketing allowances and commissions to Legacy Marketing based on the premium amount of insurance policies placed inforce. Legacy Marketing is responsible for paying sales commissions to the Producers.

     Legacy Marketing sells fixed annuity products through a network of approximately 24,400 Producers, of whom approximately 2,400 generated business for us during 2005. Each Producer has entered into a non-exclusive agreement with Legacy Marketing, which defines the parties' business relationship. Such agreements typically may be terminated with up to ninety days prior notice by either the Producer or Legacy Marketing, with or without cause.

     Legacy Marketing's sales network is built on a multi-level structure in which Producers may recruit other Producers. Recruited Producers are referred to as "downline" Producers within the original Producer's network. Recruited
Producers may also recruit other Producers, creating a hierarchy under the original Producer. The standard Producer contract contains a nine-level design in which a Producer may advance from one level to the next based on sales commission amounts or the size of the Producer's downline network. As a Producer advances to higher levels within the system, he/she receives higher commissions on sales made through his/her downline network. This creates a financial incentive for Producers to build a hierarchy of downline Producers, which contributes to their financial growth and to the growth of Legacy Marketing. If a Producer leaves the network, his/her downline Producers can still receive sales commissions. Advancements to higher levels can occur as often as every three months. Producers at the highest levels are called "Wholesalers." There were approximately 450 Wholesalers who generated business for Legacy Marketing during 2005.

     Legacy Marketing provides tools and services that assist Wholesalers with recruiting, training and support responsibilities associated with the Producers in their hierarchy. In addition, Legacy Marketing assists Producers with programs designed to increase their sales and better serve their clients. Recruiting and training programs include visual presentations, informational videos and seminars, and advertising material guidelines. Legacy Marketing also produces product information, sales brochures, pre-approved advertisements and recruiting material.

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

     In addition to the marketing agreements, Legacy Marketing has administrative agreements with each of the five insurance carriers listed above. Legacy Marketing also had marketing and administrative agreements with Indianapolis Life, formerly IL Annuity and Insurance Company ("IL Annuity"), but the marketing agreement terminated during the first quarter of 2002 and the administrative agreement is scheduled to expire on April 30, 2006. Under the terms of the administrative agreements, Legacy Marketing provides clerical, administrative and accounting services with respect to the insurance policies. These services include collecting and remitting premium for the policies. For providing these services, the insurance carriers pay Legacy Marketing a fee per transaction, with the amount of the fee depending on the type of policy and type of service. Administrative services with respect to the insurance policies are performed at our headquarters in Petaluma, California and at our facilities in Rome, Georgia.

     The marketing agreements and the administrative agreements allow Legacy Marketing to enter into similar arrangements with other insurance carriers. However, the marketing agreements, in general, prevent Legacy Marketing from developing and marketing products with other carriers that are considered unique or proprietary under the terms of the marketing agreements.

     The marketing agreement with American National expires on November 15, 2007, and the administrative agreement with American National expires on February 15, 2008. Both agreements may be renewed by mutual agreement for successive one-year terms. The agreements may be terminated by either party upon twelve months prior written notice without cause, and may be terminated by either party immediately for cause. The marketing agreement with Investors Insurance expires on March 31, 2007, and the administrative agreement with Investors Insurance expires on March 31, 2008. Both agreements will be renewed automatically for successive one-year terms unless terminated earlier by either party upon twelve months prior written notice without cause. Either party may terminate the agreement immediately for cause. The marketing and administrative agreements with Transamerica and John Hancock do not have fixed terms but may be terminated by either party upon twelve months prior written notice without cause, and may be terminated by either party immediately for cause. The marketing agreement with Americom expires on June 10, 2007, and will automatically renew for successive one-year periods. Legacy Marketing may terminate the agreement prior to the renewal period with twelve months written notice and Americom may terminate the agreement at any time with at least six months written notice. Either party may terminate the agreement immediately for cause. The administrative agreement with Americom expires on June 10, 2009, and may be renewed by Americom for successive one-year periods by giving Legacy Marketing at least six months notice and subject to certain provisions in the agreement. At the end of the second renewal period, the agreement will be automatically renewed for successive one-year periods, unless terminated earlier by either party upon nine months notice without cause. Americom may terminate the agreement without cause at any time after the second year of the agreement by giving Legacy Marketing at least six months notice and paying a termination fee in accordance with the agreement. Either party may terminate the agreement immediately for cause.

     On June 14, 2005, and in connection with the originally scheduled expiration of the administrative agreement with IL Annuity on December 31, 2005, Legacy Marketing agreed with AmerUs Annuity Group Co. ("AmerUs"), the parent company of IL Annuity, on the process to be followed to transition to AmerUs the administration of certain IL Annuity insurance contracts, which Legacy Marketing has been administering under the terms of the administrative agreement since January 1, 1996. On December 19, 2005, AmerUs and Legacy Marketing agreed to extend the term of the administrative agreement through April 30, 2006. In the twelve months ended December 31, 2005, Legacy Marketing received approximately $1.7 million in gross revenue under the administrative agreement. The expiration of the administrative agreement will not affect the commissions earned by Legacy Marketing on additional premium received or assets under management with respect to the underlying IL Annuity insurance contracts.

     On November 18, 2005, Regan Holding sold its office buildings in Petaluma, California for $12.8 million. Regan Holding and the third party buyer (the "Buyer") further agreed to enter into a ten year lease agreement, concurrently with the sale of the buildings, whereby we are leasing back (i) 71,612 square feet for a period not to exceed eighteen months and (ii) between 35,612 and 51,612 square feet for the remainder of the lease term. The monthly base rent is $1.25 per square foot and will increase annually by three percent during the term of the lease, in addition to monthly taxes and operating expenses. Pursuant to the terms of the lease, we paid the Buyer a security deposit of $1.0 million and advance rent of $980,000. The advance rent will be utilized to pay the monthly base rent, monthly taxes and operating expenses during the first nine months of the lease term. The security deposit will be reduced if we meet certain profitability criteria as specified in the Agreement.

     On July 1, 2002, Regan Holding entered into a Purchase Option Agreement with SCOR Life U.S. Re Insurance Company ("SCOR"), a 100% owner of the outstanding capital stock of Investors Insurance. Pursuant to the terms of the agreement, SCOR granted Regan Holding the right to purchase the outstanding capital stock of Investors Insurance in exchange for annual option fees. Regan Holding had the right to exercise the option at any time on or prior to June 30,

2005, or terminate the Option Agreement in accordance with its terms before such date if the A.M. Best rating of Investors Insurance declined below a specified level. The A.M. Best rating of Investors Insurance fell below the specified level. On June 22, 2005, Regan Holding terminated the Option Agreement. SCOR has repaid the option fees paid by Regan Holding pursuant to the Option Agreement, including interest, totaling approximately $3.3 million.

     Through our wholly owned broker-dealer subsidiary, Legacy Financial, we sell variable annuity and life insurance products, mutual funds, and debt and equity securities. Legacy Financial has entered into sales agreements with investment companies that give it the non-exclusive right to sell investment products on behalf of those companies. Sales of investment products are conducted through Legacy Financial's network of independent registered representatives (who we refer to as "Representatives"). Under the sales agreements, we are compensated based upon predetermined percentages of the sales generated by the Representatives. The agreements may be terminated by either party upon thirty days prior written notice. During 2005, Legacy Financial accounted for approximately 13% of our consolidated revenues.

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

     During  2000,  through  our wholly  owned  subsidiary  Imagent  Online,  we invested in prospectdigital, LLC ("prospectdigital"), which developed an Internet-based customer relationship management product. In January 2002, we purchased all of the remaining outstanding equity interests in prospectdigital. Prospectdigital has generated nominal revenues to date.

     In December 2000, we acquired the assets and name of Values Financial Network, Inc. ("VFN"), which was engaged in the business of values-based investment screening. In January 2006, management of Regan Holding decided to discontinue the operations of VFN. VFN incurred losses from operations of $578,000, $1.2 million and $1.7 million for the years ended December 31, 2005, 2004 and 2003. We will incur insignificant costs in connection with exiting the operations.

Competitive Business Conditions

     The fixed annuity business is rapidly evolving and intensely competitive. Legacy Marketing's primary market is fixed annuity products sold through independent Producers. In addition, Legacy Marketing administers the products sold by Producers on behalf of the issuing insurance carriers. Fixed annuity product sales in the United States were approximately $79 billion in 2005. Some of Legacy Marketing's top competitors selling fixed annuity products through independent sales channels are Allianz Life of North America, American Equity Investment Life, Jefferson Pilot Financial Insurance Company, and AmerUs Group. These competitors may have greater financial resources than Legacy Marketing. However, we believe that Legacy Marketing's business model allows greater flexibility, as it can adjust the mix of business sold if one or more of its carriers were to experience capital constraints or other events that affect their business models. Legacy Marketing's competitors may respond more quickly to new or emerging products and changes in customer requirements. We are not aware of any significant new means of competition, products or services that our competitors provide or will soon provide. However, in the highly competitive fixed annuity marketplace, new distribution models, product innovations and technological advances may occur at any time and could present Legacy Marketing with competitive challenges. There can be no assurance that Legacy Marketing will be able to compete successfully. In addition, Legacy Marketing's business model relies on its Wholesaler distribution network to effectively market its products competitively. Maintaining relationships with these Wholesaler distribution networks requires introducing new products and services to the market in an efficient and timely manner, offering competitive commission schedules, and providing superior marketing, product training, and support. Due to competition among insurance companies and insurance marketing organizations for successful Wholesalers, there can be no assurance that Legacy Marketing will be able to retain some or all of its Wholesaler distribution networks.

Recent Industry Developments

     During the past few years, several federal, state and insurance self-regulatory organization proposals have been made that could affect our business. As discussed below, a few of these proposals have become effective, and others may be made or adopted.

     In December 2004, the National Association of Insurance Commissioners (the "NAIC") approved amendments to the NAIC's Producer Licensing Model Act (the "Model Act"). Under the Model Act, producers, like Legacy Marketing's Producers, who have been appointed by an insurer as its agent and do not receive compensation from a customer, are not required to disclose the amount of compensation received from the insurer. However, under the Model Act, producers are required to disclose to the customer, prior to selling insurance to that customer, that the producer will be receiving compensation from the insurer, or that the producer represents the insurer and may provide services to the customer for the insurer. A few states have adopted regulations based on the Model Act and other states are considering similar regulation or legislation.

     In early 2005, the California Department of Insurance had proposed regulations that would have statutorily imposed fiduciary duties and certain mandatory disclosure obligations on insurance agents and brokers. In November 2005, the Department announced that it would suspend efforts to adopt such regulation, due to self-regulatory initiatives taken by certain industry groups establishing voluntary compensation disclosure guidelines for agents and brokers similar to those required by the Model Act.

     Also in 2005, the Securities and Exchange Commission informed certain issuers of equity-indexed annuities that it is examining whether such annuities need to be registered under the Securities Act of 1933. On August 8, 2005, the NASD issued guidance to its members indicating that broker-dealers regulated by the NASD have certain responsibilities with respect to the offer and sale of equity-indexed annuities, including an obligation to determine the suitability of such products for their customers, regardless of whether equity-indexed annuities are deemed to be securities. Finally, some state insurance regulators are considering whether additional suitability regulations should be implemented with respect to all sales of fixed annuities, particularly with respect to senior citizens. In California, Commissioner Garamendi issued a letter on October 7, 2005 to California life insurance companies urging them to develop suitability standards for the sale of annuity products to seniors, and the California Department of Insurance has sponsored a legislative measure that would require the industry to establish such insurer suitability standards. The bill may be considered by the California legislature in 2006.

     Our core business consists of selling fixed annuity products, on behalf of insurance carriers, through a network of approximately 24,400 Producers. If the amendments to the Model Act or regulations with similar provisions are adopted by states in which we conduct business, the manner in which we and the Producers conduct business could be negatively impacted. Similarly, if the initiatives undertaken by California and other states, the Securities and Exchange Commission or the NASD with respect to equity-indexed and other annuities result in new regulation or legislation, our operations and those of our Producers could be adversely affected. We are unable to predict whether, or which, of these initiatives will result in new laws or regulations, or whether other initiatives may affect our business and the demand for fixed annuity products marketed by Legacy Marketing. If such proposals or initiatives result in new regulation or laws, they could have a material adverse effect on the insurance industry in general or on our financial condition and results of operations.

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

Employees

     As of March 14, 2006, we employed 304 persons. None of our employees is represented by a collective bargaining agreement. We consider our relations with our employees to be good, and we will continue to strive to provide a positive work environment for our employees.

Financial Information about Segments

     The financial information about segments required by Item 101(b) of Regulation S-K is contained in our financial statements and supplementary data,
Part II, Item 8 of this Form 10-K.

Item 1A. Risk Factors

RISKS RELATED TO OUR COMPANY


We have experienced losses in recent years and if losses continue, our business could suffer.

     We had a net loss of $13.7 million for the year ended December 31, 2005. The loss was primarily due to a loss at Legacy Marketing resulting from decreased revenue. We do not know when or if we will become profitable in the foreseeable future. If our revenue continues to decline and we continue to incur net losses in future periods, our business and operating results could suffer.

We depend on a limited number of sources for our products, and any interruption, deterioration, or termination of the relationship with any of our insurance carriers could be disruptive to our business and harm our results of operations and financial condition.

     Legacy Marketing has marketing agreements with American National, Investors Insurance, Transamerica, Americom and John Hancock. Legacy Marketing also has administrative agreements with each of these five insurance carriers and IL Annuity, whose marketing agreement terminated during the first quarter of 2002 and whose administrative agreement is scheduled to expire on April 30, 2006. During 2005, 23%, 20%, 18% and 11% of our total consolidated revenue resulted from fixed annuity products Legacy Marketing sold and administered on behalf of American National, Investors Insurance, Transamerica and Americom. During 2004, 25%, 27% and 24% of our total consolidated revenue was generated from fixed annuity products Legacy Marketing sold and administered on behalf of American National, Investors Insurance and Transamerica.

     During the first quarter of 2003, Legacy Marketing discontinued marketing several Transamerica products that were marketed exclusively by Legacy Marketing and, effective May 3, 2004, Legacy Marketing discontinued marketing the remaining Transamerica products that were marketed exclusively by Legacy Marketing primarily because these products no longer met Transamerica's profitability targets. Legacy Marketing continues to administer these fixed annuity products and to accept additional premium payments, subject to applicable additional deposit limitations for these products. Revenue from sales and administration of Transamerica products decreased $4.0 million in 2005 compared to 2004 and accounted for approximately 18% and 24% of our total consolidated revenue for the years ended December 31, 2005 and 2004.

     During the second quarter of 2003, American National, which sets the crediting rates for the American National products marketed by Legacy Marketing, reduced the crediting rates of several such fixed annuity products marketed by Legacy Marketing. In addition, American National lowered the commission rates that it pays to Legacy Marketing for sales of these products. As a result, sales and administration of American National products declined $2.8 million in 2005 compared to 2004 and $17.1 million in 2004 compared to 2003.

     During the third quarter of 2003, the A.M. Best rating of Investors Insurance was downgraded from an A- rating to a B++ rating. As a result, sales of fixed annuity products issued by Investors Insurance began to decline significantly in the second quarter of 2004 and continued to steadily decline through the end of 2004. Revenue from the sales and administration of Investors Insurance products decreased $4.5 million in 2005 compared to 2004.

     The marketing agreement with American National expires on November 15, 2007, and the administrative agreement with American National expires on February 15, 2008. Both agreements may be renewed by mutual agreement for successive one-year terms. The agreements may be terminated by either party upon twelve months prior written notice without cause, and may be terminated by either party immediately for cause. The marketing agreement with Investors Insurance expires on March 31, 2007, and the administrative agreement with Investors Insurance expires on March 31, 2008. Both agreements will be renewed automatically for successive one-year terms unless terminated earlier by either party upon twelve months prior written notice without cause. Either party may terminate the agreements immediately for cause. The marketing and administrative agreements with Transamerica and John Hancock do not have fixed terms but may be terminated by either party upon twelve months prior written notice without cause, and may be terminated by either party immediately for cause. The marketing agreement with Americom expires on June 10, 2007 and will automatically renew for successive one-year periods. Legacy Marketing may terminate the agreement prior to the renewal period with twelve months written notice and Americom may terminate the agreement at any time with at least six months written notice. Either party may terminate the agreement immediately for cause. The administrative agreement with Americom expires on June 10, 2009, and may be renewed by Americom for successive one-year periods by giving Legacy Marketing at least six months notice and subject to certain provisions in the agreement. At the end of the second renewal period, the agreement will be automatically renewed for successive one-year periods, unless terminated earlier by either party upon nine months notice without cause. Americom may terminate the agreement without cause at any time after the second year of the agreement by giving Legacy Marketing at least six months notice and paying a termination fee in accordance with the agreement. Either party may terminate the agreement immediately for cause.

     On June 14, 2005, and in connection with the originally scheduled expiration of the administrative agreement with IL Annuity on December 31, 2005, Legacy Marketing agreed with AmerUs Annuity Group Co. ("AmerUs"), the parent company of IL Annuity, on the process to be followed to transition to AmerUs the administration of certain IL Annuity insurance contracts, which Legacy Marketing has been administering under the terms of the administrative agreement since January 1, 1996. On December 19, 2005, AmerUs and Legacy Marketing agreed to extend the term of the administrative agreement through April 30, 2006. In the twelve months ended December 31, 2005, Legacy Marketing received approximately $1.7 million in gross revenue under the administrative agreement. The expiration of the administrative agreement will not affect the commissions earned by Legacy Marketing on additional premium received or assets under management with respect to the underlying IL Annuity insurance contracts.

     Any interruption, deterioration, or termination of the relationship with any of Legacy Marketing's insurance carriers could be disruptive to our business and harm our results of operations and financial condition.

If we fail to attract and retain key personnel, our business, operating results, and financial condition could be diminished.

     Our success depends largely on the skills, experience and performance of certain key members of our management. In the recent past, we have been successful in attracting and retaining key personnel. We have no agreements with these individuals requiring them to maintain their employment with us. If we lose one or more of these key employees, particularly Lynda L. Regan, Chairman of the Board and Chief Executive Officer, or R. Preston Pitts, President and Chief Financial Officer, our business, operating results, and financial condition could be diminished because we rely on their contacts, insurance carrier and Producer relationships, and strategic direction to drive our revenues. However, we are not aware of any key personnel who are planning to retire or leave our company in the near future. Although we maintain and are the beneficiary of key person life insurance policies on the lives of Lynda L. Regan and R. Preston Pitts, we do not believe the proceeds would be adequate to compensate us for their loss.

     Our success also depends on our continued ability to attract, retain, and motivate highly skilled employees. In the recent past, we have been successful in attracting and retaining highly skilled personnel. Competition for employees in our industry is intense, particularly for personnel with training and experience. We may be unable to retain our highly skilled employees or to attract, assimilate, or retain other highly qualified employees in the future.

Our performance will depend on the growth of Legacy Marketing. If Legacy Marketing fails to grow, our financial performance could suffer.

     Our growth is, and for the foreseeable future will continue to be, dependent on Legacy Marketing's ability to design, market and administer fixed annuity products. The ability of Legacy Marketing to successfully perform these services could be affected by many factors, including:

     o The ability of Legacy Marketing to recruit and motivate Producers and provide them with superior product training.

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

     A large percentage of our revenue is derived from sales and administration of fixed annuity products. The historical crediting rates of fixed annuity products are directly affected by financial market conditions. Changes in market conditions can affect demand for these fixed annuities. Our future success depends on our ability to introduce and market new products and services that are financially attractive and address our customers' changing demands. We may experience difficulties that delay or prevent the successful design, development, introduction, marketing, or administration of our products and services. These delays may cause customers to forego purchases of our products and services and instead purchase those of our competitors. The failure to be successful in our sales efforts could significantly decrease our revenue and operating results and result in weakened financial condition and prospects.

We may be unable to effectively fund our working capital requirements, which could have a material adverse effect on our operating results and earnings.

     If our cash inflows and existing cash balances become insufficient to support future operating requirements or the redemption of our common stock, we will need to obtain additional funding either by incurring additional debt or issuing equity to investors in either the public or private capital markets. Our cash flows are primarily dependent upon the commissions we receive based on the premium generated from the sale of fixed annuity products that we sell. The market for these products is extremely competitive. New products are constantly being developed to replace existing products in the marketplace. If we are unable to keep pace with the development of such new products, our cash inflows could decrease. Due to this changing environment in which we operate, we are unable to predict whether our cash inflows will be sufficient to support future operating requirements. Our failure to obtain additional funding when needed could delay new product introduction or business expansion opportunities, which could cause a decrease in our operating results and financial condition. We are unaware of any material limitations on our ability to obtain additional funding. If additional funds are raised through the issuance of equity securities, the ownership percentage of our then-current shareholders would be reduced.
Furthermore, any equity securities issued in the future may have rights, preferences, or privileges senior to that of our existing common stock.

     Our cash and investments at December 31, 2005 and 2004 totaled $11.9 million and $12.2 million.


Significant repurchases of our common stock could materially decrease our cash position.

     As of December 31, 2005, we were obligated to redeem 2,657,000 shares of Series A common stock at the option of the holders of these shares. Of the 550,000 shares of Series B common stock outstanding at December 31, 2005, we were obligated to redeem up to 10% of these shares at the option of the holders of these shares, limited to a specified twenty-day period in November of each year. The price per share is based on the estimated fair market value of the stock on the redemption date. Based upon the estimated fair market value as of December 31, 2005, the redemption of all eligible shares of Series A redeemable common stock during 2006 would require $1.8 million, which would materially decrease our cash position.

     Pursuant to the terms of our Amended and Restated Shareholder's Agreement with Lynda L. Regan, our Chief Executive Officer, upon the death of Ms. Regan, the heirs of Ms. Regan will have the option (but not the obligation) to sell to us all or a portion of the shares of the Company owned by Ms. Regan at the time of her death. In addition, we would also have the option (but not the obligation) to purchase from Ms. Regan's estate all shares of common stock that were owned by Ms. Regan at the time of her death, or were transferred by her to one or more trusts prior to her death. The purchase price to be paid by us, if any, shall be equal to 125% of the fair market value of the shares. As of December 31, 2005, we believe 125% of the fair market value of the shares owned by Ms. Regan was equal to $8.8 million. We have purchased life insurance coverage for the purpose of funding this potential obligation. There can be no assurances, however, that the proceeds from this insurance coverage will be available or sufficient to cover the purchase price of the shares owned by Ms. Regan at the time of her death. If the insurance proceeds were not available or sufficient to cover the purchase price of Ms. Regan's shares at the time of her death, our operating results and financial condition could be adversely affected.

RISKS RELATED TO OUR INDUSTRY

We may not be able to compete successfully with competitors that may have greater resources than we do.

     The fixed annuity business is rapidly evolving and intensely competitive. Legacy Marketing's primary market is fixed annuities sold through independent Producers. In addition, Legacy Marketing administers the products sold by Producers on behalf of the issuing insurance carriers. Fixed annuity product sales in the United States were approximately $79 billion in 2005. Legacy Marketing had a 0.6% market share of the 2005 fixed annuity product sales in the United States based on Legacy Marketing's $480 million of inforce premiums placed in 2005 as a percentage of the $79 billion of fixed annuities sold in the United States during 2005. Some of Legacy Marketing's top competitors selling fixed annuities through independent sales channels are Allianz Life of North America, American Equity Investment Life, Jefferson Pilot Financial Insurance Company, and AmerUs Group. These competitors may have greater financial and other resources than we do, which allow them to respond more quickly than us under certain circumstances.

     Legacy Marketing is not aware of any significant new means of competition, products or services that its competitors provide or will soon provide. However, in the highly competitive fixed annuity marketplace, new distribution models, product innovations and technological advances may occur at any time and could present Legacy Marketing with competitive challenges. There can be no assurance that Legacy Marketing will be able to compete successfully. In addition, Legacy Marketing's business model relies on Wholesaler distribution networks to effectively market its products competitively. Maintaining relationships with these Wholesaler distribution networks requires introducing new products and services to the market in an efficient and timely manner, offering competitive commission schedules, and providing superior marketing, product training, and support. In the recent past, Legacy Marketing has been reasonably successful in expanding and maintaining its current Wholesaler distribution network. However, due to competition among insurance companies and insurance marketing organizations for successful Wholesalers, there can be no assurance that Legacy Marketing will be able to retain some or all of its Wholesaler distribution networks.

We may face increased governmental regulation and legal uncertainties, which could result in diminished financial performance.

     During the past few years, several federal, state and insurance self-regulatory organization proposals have been made that could affect our business. As discussed below, a few of these proposals have become effective, and others may be made or adopted.

     In December 2004, the National Association of Insurance Commissioners (the "NAIC") approved amendments to the NAIC's Producer Licensing Model Act (the "Model Act"). Under the Model Act, producers, like Legacy Marketing's Producers, who have been appointed by an insurer as its agent and do not receive compensation from a customer, are not required to disclose the amount of compensation received from the insurer. However, under the Model Act, producers are required to disclose to the customer, prior to selling insurance to that customer, that the producer will be receiving compensation from the insurer, or that the producer represents the insurer and may provide services to the customer for the insurer. A few states have adopted regulations based on the Model Act and other states are considering similar regulation or legislation.

     In early 2005, the California Department of Insurance had proposed regulations that would have statutorily imposed fiduciary duties and certain mandatory disclosure obligations on insurance agents and brokers. In November 2005, the Department announced that it would suspend efforts to adopt such regulation, due to self-regulatory initiatives taken by certain industry groups establishing voluntary compensation disclosure guidelines for agents and brokers similar to those required by the Model Act.

     Also in 2005, the Securities and Exchange Commission informed certain issuers of equity-indexed annuities that it is examining whether such annuities need to be registered under the Securities Act of 1933. On August 8, 2005, the NASD issued guidance to its members indicating that broker-dealers regulated by the NASD have certain responsibilities with respect to the offer and sale of equity-indexed annuities, including an obligation to determine the suitability of such products for their customers, regardless of whether equity-indexed annuities are deemed to be securities. Finally, some state insurance regulators are considering whether additional suitability regulations should be implemented with respect to all sales of fixed annuities, particularly with respect to senior citizens. In California, Commissioner Garamendi issued a letter on October 7, 2005 to California life insurance companies urging them to develop suitability standards for the sale of annuity products to seniors, and the California Department of Insurance has sponsored a legislative measure that would require the industry to establish such insurer suitability standards. The bill may be considered by the California legislature in 2006.

     Our core business consists of selling fixed annuity products, on behalf of insurance carriers, through a network of approximately 24,400 Producers. If the amendments to the Model Act or regulations with similar provisions are adopted by states in which we conduct business, the manner in which we and the Producers conduct business could be negatively impacted. Similarly, if the initiatives undertaken by California and other states, the Securities and Exchange Commission or the NASD with respect to equity-indexed and other annuities result in new regulation or legislation, our operations and those of our Producers could be adversely affected. We are unable to predict whether, or which, of these initiatives will result in new laws or regulations, or whether other initiatives may affect our business and the demand for fixed annuity products marketed by Legacy Marketing. If such proposals or initiatives result in new regulation or laws, they could have a material adverse effect on the insurance industry in general or on our financial condition and results of operations.

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

     Under the Internal Revenue Code of 1986, as amended, income tax payable by policyholders on investment earnings is deferred during the accumulation period of most of the fixed annuity products that Legacy Marketing markets. This favorable income tax treatment results in our policyholders paying no income tax on their earnings in the fixed annuity products until they take a cash distribution. We believe that the tax deferral features contained within the fixed annuity products that Legacy Marketing markets give our products a competitive advantage over other non-insurance investment products where income taxes may be due on current earnings. If the tax code is revised to reduce the tax-deferred status of annuity products or to increase the tax-deferred status of competing products, our business could be adversely impacted because our competitive advantage could be weakened. In addition, some products that we sell receive favorable estate tax treatment under the tax code. If the tax code is revised to change existing estate tax laws, our business could be adversely affected. We cannot predict other future tax initiatives that the federal government may propose that may affect us.

We operate in an industry in which there is significant risk of litigation. Substantial claims against us could diminish our financial condition or results of operation.

     As a professional services firm primarily engaged in the marketing and administration of fixed annuity products, we encounter litigation in the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with legal counsel, that the ultimate disposition of these claims will not have a material adverse effect on our financial condition, cash flows or results of operations. In addition, companies in the life insurance industry have been subject to substantial claims involving sales practices, agent misconduct, failure to properly supervise agents, and other matters in connection with the sale of life insurance, annuities, and other investment products. Increasingly, these lawsuits have resulted in the award of substantial judgments, including material amounts of punitive damages that are disproportionate to the actual damages. In some states juries have substantial discretion in awarding punitive damages that creates the potential for material adverse judgments in litigation. If any similar lawsuit or other litigation is brought against us, such proceedings may materially harm our business, financial condition, or results of operations.

Item 1B. Unresolved Staff Comments

     None.


Item 2. Properties

     We own an office building in Rome, Georgia, which is used to accommodate some of Legacy Marketing Group's operating activities. We financed the property with a mortgage loan, which totaled $2.8 million at December 31, 2005. We currently lease two office buildings in Petaluma, California, which serve as the principal executive offices of Legacy Marketing and Legacy Financial.

Item 3. Legal Proceedings

     We are involved in various claims and legal proceedings arising in the ordinary course of business. In addition, from time to time we have received requests for information from agencies or other bodies that regulate our business. In December 2005, Legacy Financial, a registered investment advisor and a wholly owned subsidiary of the Company, received subpoenas from the Securities and Exchange Commission relating to its investigation into the activities of certain registered representatives. We have been cooperating with this investigation. Although it is difficult to predict the ultimate outcome of these matters, we believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, cash flows or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

     No items were submitted to a vote of security holders during the fourth quarter of 2005.

                                     PART II


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     As of March 15, 2006, Regan Holding Corp.'s Series A Common Stock was held by approximately 1,300 shareholders of record and our Series B Common Stock was held by approximately 9,600 shareholders of record. There is no established public trading market for our stock.

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


                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                           (c) Total
                                                            Number of           (d)  Maximum
                                                             Shares               Number (or
                                                          Purchased as         Approximate Dollar
                           (a) Total                     Part of Publicly    Value) of Shares that
                            Number of    (b) Average       Announced          May yet be Purchased
                            Shares        Price Paid        Plans or           under the Plans or
        Period              Purchased     per Share        Programs (2)          Programs (2)
-----------------------   ------------    ----------      -------------         ----------------
   October 1, 2005
       through
   October 31, 2005        18,000 (1)       $ 1.09           N/A                     N/A

   November 1, 2005
       through
  November 30, 2005        15,000 (1)       $ 1.09           N/A                     N/A

   December 1, 2005
       through
  December 31, 2005         9,000 (1)       $ 1.01           N/A                     N/A
-----------------------   ------------    ----------      -------------         -----------------
Total                      42,000           $ 1.06

----------------------
(1) Purchased in satisfaction of our obligation to redeem redeemable shares of Common Stock.

(2) Not applicable. We do not currently have in place any publicly announced plans or programs to purchase our outstanding equity securities.

Item 6. Selected Consolidated Financial Data

                                                                     Year Ended December 31,
                                         -----------------------------------------------------------------------------
                                             2005             2004             2003          2002            2001
                                         -------------    -------------   -------------  ------------    -------------
Selected Income Statement Data:
Total revenue                             $ 28,126,000    $ 37,385,000    $  70,917,000  $ 50,049,000    $  55,209,000
Net income (loss)                         $(13,711,000)   $ (7,467,000)   $   5,029,000  $    (60,000)   $    (348,000)

Earnings (loss) per share - basic:        $      (0.53)   $      (0.29)   $        0.20  $         --    $       (0.03)

Earnings (loss) per share - diluted:      $      (0.53)   $      (0.29)   $        0.18  $         --    $       (0.03)

Selected Balance Sheet Data:
Total assets                              $ 30,400,000    $ 47,618,000    $  57,115,000  $ 50,047,000    $  46,260,000
Total non current liabilities             $ 13,558,000    $ 19,552,000    $  13,536,000  $ 11,630,000    $   4,578,000
Redeemable common stock                   $  6,219,000    $  7,486,000    $   8,964,000  $ 10,115,000    $  11,124,000
Cash dividends declared                             --              --               --            --               --
Selected Operating Data:
Total fixed premium placed inforce (1)    $480 million    $800 million    $2.15 billion  $1.3 billion    $ 1.6 billion
Total fixed policies placed inforce (1)          7,000          13,000           36,000        24,000           30,000
Policies maintained at year end                111,000         123,000          127,000       107,000          101,000

----------------------
(1) When a policyholder remits a premium payment with an accurate and completed application for an insurance policy, the policy is placed inforce. Inforce premium and policies are statistics of our carriers but are factors that directly affect our revenue.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion and analysis should be read in conjunction with our audited financial statements and related notes included herein.

Forward-Looking Statements

     Certain statements contained in this document, including Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of Regan Holding Corp. and its businesses to be materially different from that expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, among other things, the following: general market conditions and the changing interest rate environment; the interruption, deterioration, or termination of our relationships with the insurance carriers who provide our products or the agents who market and sell them; the ability to develop and market new products to keep up with the evolving industry in which we operate; increased governmental regulation, especially regulations affecting insurance, reinsurance, and holding companies; the ability to attract and retain talented and productive personnel; the ability to effectively fund our working capital requirements; the risk of substantial litigation or insurance claims; and other factors referred to under Item 1A. Risk Factors.

     Regan Holding Corp. assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.


General Overview of Our Business

     Legacy Marketing designs, markets and administers fixed annuity products on behalf of certain unaffiliated insurance carriers in each of the United States, except Alabama and New York. As of December 31, 2005, Legacy Marketing had marketing agreements with American National, Investors Insurance, Transamerica, Americom and John Hancock. The marketing agreements grant Legacy Marketing the exclusive right to market certain fixed annuity products issued by these insurance carriers. Legacy Marketing is responsible for appointing Producers, who have contracted with Legacy Marketing to sell these products, with the applicable insurance carrier. For these services, the insurance carriers pay Legacy Marketing commissions and marketing allowances.

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

     On June 14, 2005, and in connection with the originally scheduled expiration of the administrative agreement with IL Annuity on December 31, 2005, Legacy Marketing agreed with AmerUs Annuity Group Co. ("AmerUs"), the parent company of IL Annuity, on the process to be followed to transition to AmerUs the administration of certain IL Annuity insurance contracts, which Legacy Marketing has been administering under the terms of the administrative agreement since January 1, 1996. On December 19, 2005, AmerUs and Legacy Marketing agreed to extend the term of the administrative agreement through April 30, 2006. In the twelve months ended December 31, 2005, Legacy Marketing received approximately $1.7 million in gross revenue under the administrative agreement. The expiration of the administrative agreement will not affect the commissions earned by Legacy Marketing on additional premium received or assets under management with respect to the underlying IL Annuity insurance contracts.

     On November 18, 2005, Regan Holding sold its office buildings in Petaluma, California for $12.8 million. Regan Holding and the third party buyer (the "Buyer") further agreed to enter into a ten year lease agreement, concurrently with the sale of the buildings, whereby we are leasing back (i) 71,612 square feet for a period not to exceed eighteen months and (ii) between 35,612 and 51,612 square feet for the remainder of the lease term. The monthly base rent is $1.25 per square foot and will increase annually by three percent during the term of the lease, in addition to monthly taxes and operating expenses. Pursuant to the terms of the lease, we paid the Buyer a security deposit of $1.0 million and advance rent of $980,000. The advance rent will be utilized to pay the monthly base rent, monthly taxes and operating expenses during the first nine months of the lease term. The security deposit will be reduced if we meet certain profitability criteria as specified in the Agreement.

     On July 1, 2002, Regan Holding entered into a Purchase Option Agreement with SCOR, a 100% owner of the outstanding capital stock of Investors Insurance Corporation. Pursuant to the terms of the agreement, SCOR granted Regan Holding the right to purchase the outstanding capital stock of Investors Insurance in exchange for annual option fees. Regan Holding had the right to exercise the option at any time on or prior to June 30, 2005, or terminate the Option Agreement in accordance with its terms before such date if the A.M. Best rating of Investors Insurance declined below a specified level. The A.M. Best rating of Investors Insurance fell below the specified level. On June 22, 2005, Regan Holding terminated the Option Agreement. SCOR has repaid the option fees paid by Regan Holding pursuant to the Option Agreement, including interest, totaling approximately $3.3 million.

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

     The results of our operations are generally affected by the conditions that affect other companies that market fixed annuity and life insurance products, and third-party administrators of those products. These conditions are increased competition, changes in the regulatory and legislative environments, and changes in general economic and investment conditions.

Recent Industry Developments

     During the past few years, several federal, state and insurance self-regulatory organization proposals have been made that could affect our business. As discussed below, a few of these proposals have become effective, and others may be made or adopted.

     In December 2004, the National Association of Insurance Commissioners (the "NAIC") approved amendments to the NAIC's Producer Licensing Model Act (the "Model Act"). Under the Model Act, producers, like Legacy Marketing's Producers, who have been appointed by an insurer as its agent and do not receive compensation from a customer, are not required to disclose the amount of compensation received from the insurer. However, under the Model Act, producers are required to disclose to the customer, prior to selling insurance to that customer, that the producer will be receiving compensation from the insurer, or that the producer represents the insurer and may provide services to the customer for the insurer. A few states have adopted regulations based on the Model Act and other states are considering similar regulation or legislation.

     In early 2005, the California Department of Insurance had proposed regulations that would have statutorily imposed fiduciary duties and certain mandatory disclosure obligations on insurance agents and brokers. In November 2005, the Department announced that it would suspend efforts to adopt such regulation, due to self-regulatory initiatives taken by certain industry groups establishing voluntary compensation disclosure guidelines for agents and brokers similar to those required by the Model Act.

     Also in 2005, the Securities and Exchange Commission informed certain issuers of equity-indexed annuities that it is examining whether such annuities need to be registered under the Securities Act of 1933. On August 8, 2005, the NASD issued guidance to its members indicating that broker-dealers regulated by the NASD have certain responsibilities with respect to the offer and sale of equity-indexed annuities, including an obligation to determine the suitability of such products for their customers, regardless of whether equity-indexed annuities are deemed to be securities. Finally, some state insurance regulators are considering whether additional suitability regulations should be implemented with respect to all sales of fixed annuities, particularly with respect to senior citizens. In California, Commissioner Garamendi issued a letter on October 7, 2005 to California life insurance companies urging them to develop suitability standards for the sale of annuity products to seniors, and the California Department of Insurance has sponsored a legislative measure that would require the industry to establish such insurer suitability standards. The bill may be considered by the California legislature in 2006.

     Our core business consists of selling fixed annuity products, on behalf of insurance carriers, through a network of approximately 24,400 Producers. If the amendments to the Model Act or regulations with similar provisions are adopted by states in which we conduct business, the manner in which we and the Producers conduct business could be negatively impacted. Similarly, if the initiatives undertaken by California and other states, the Securities and Exchange Commission or the NASD with respect to equity-indexed and other annuities result in new regulation or legislation, our operations and those of our Producers could be adversely affected. We are unable to predict whether, or which, of these initiatives will result in new laws or regulations, or whether other initiatives may affect our business and the demand for fixed annuity products marketed by Legacy Marketing. If such proposals or initiatives result in new regulation or laws, they could have a material adverse effect on the insurance industry in general or on our financial condition and results of operations.

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

Critical Accounting Policies

     Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements and related notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

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

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will, or will not, be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management believes it is more likely than not that any deferred tax assets after valuation allowance will be realized.

Regan Holding Corp. Consolidated Results of Operations

Year ended December 31, 2005 compared with year ended December 31, 2004

     We had a consolidated net loss of $13.7 million in 2005, compared to a consolidated net loss of $7.5 million in 2004. The $6.2 million increase in losses was primarily due to higher net losses incurred by Legacy Marketing, Values Financial Network and Imagent Online. Excluding the $2.9 million impairment charge for internal use software, our consolidated net loss was $10.8 million in 2005.

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

Legacy Marketing Results of Operations

Year ended December 31, 2005 compared with year ended December 31, 2004

     Legacy Marketing's revenue decreased $9.2 million (27%) in 2005 compared to 2004 primarily due to decreased marketing allowances and commissions and administrative fees. Marketing allowances and commissions decreased $7.2 million (32%) primarily due to decreased sales of fixed annuity products issued by Legacy Marketing's carriers.

     Legacy Marketing experienced a decrease in sales of fixed annuity products issued by Investors Insurance in 2005 compared to 2004. We believe the decrease was primarily attributable to a downgrade in the A.M. Best credit rating of Investors Insurance from an A- rating to a B++ rating in September 2003. As a result, sales of fixed annuity products issued by Investors Insurance began to decline significantly in the second quarter of 2004 and continued to steadily decline through the end of 2004. In addition, we discontinued selling fixed annuity products issued by Investors Insurance in certain states during 2005 due to changes in regulatory requirements related to minimum guaranteed rates, which contributed to the decrease in sales of fixed annuity products in the second half of 2005. Revenues from the sales and administration of Investors Insurance products decreased $4.5 million in 2005 compared to 2004 and accounted for 20% and 27% of our total consolidated revenue for the years ended December 31, 2005 and 2004.

     Over the last two years, the low interest rate environment has caused many carriers that issue declared rate annuities, such as American National, to reduce crediting rates and compensation on certain products. Sales of these products accounted for approximately 3% and 9% of our total consolidated revenue for the years ended December 31, 2005 and 2004. In addition, the fixed annuity industry is experiencing a relative shift in sales from declared rate annuities to equity-indexed annuities. As a result, sales of the American National products in 2005 were lower compared to 2004. Revenue derived from sales and administration of American National products decreased $2.8 million in 2005 compared to 2004 and accounted for approximately 23% and 25% of our total consolidated revenue for the years ended December 31, 2005 and 2004.

     Legacy Marketing's fixed annuity product sales were also negatively affected by Transamerica and Legacy Marketing deciding to discontinue the marketing of Transamerica products that were marketed exclusively by Legacy Marketing, effective May 3, 2004. Revenues derived from sales and administration of Transamerica products decreased $4.0 million in 2005 compared to 2004 and accounted for 18% and 24% of our total consolidated revenue for the years ended December 31, 2005 and 2004. Legacy Marketing continues to administer the discontinued products and to accept additional premium payments, subject to applicable additional deposit rules for these products.

     Legacy Marketing's fixed annuity product sales were positively impacted in 2005, as compared to 2004, by revenue derived from sales and administration of products issued by Americom. In June 2004, Legacy Marketing entered into marketing and administrative services agreements with Americom and began marketing and administering Americom products in November 2004. Revenue derived from sales and administration of Americom products was $3.2 million in 2005 and accounted for approximately 11% of our total consolidated revenue for the year ended December 31, 2005.

     Administrative fees decreased $1.7 million (16%) in 2005 compared to 2004 primarily due to decreased issuing and maintenance fees resulting from decreased fixed annuity product sales.

     During the year ended December 31, 2005, Legacy Marketing sold and administered products primarily on behalf of three unaffiliated insurance carriers: American National, Investors Insurance and Transamerica. As indicated below, the agreements with these carriers generated a significant portion of our total consolidated revenue:


                                       2005             2004
                                       ----             ----
American National                       23%              25%
Investors Insurance                     20%              27%
Transamerica                            18%              24%


     Our   consolidated   revenues  were  derived   primarily   from  sales  and
administration of the following fixed annuity products:

                                                               2005      2004
                                                               ----      ----
BenchMark (SM) series (sold on behalf of American National)     22%      24%
SelectMark (SM) series (sold on behalf of Transamerica)         18%      24%
MarkOne (SM) series (sold on behalf of Investors Insurance)     13%      23%


     Legacy Marketing's operating expenses decreased $2.9 million (7%) in 2005 compared to 2004 primarily due to decreased selling, general and administrative expenses. Excluding the $2.9 million impairment charge for internal use software, Legacy Marketing's expenses decreased $5.8 million (15%) in 2005 compared to 2004. Selling, general and administrative expenses decreased $5.6 million (16%) primarily due to decreased compensation and benefits and professional fees. Compensation and benefits decreased primarily due to decreased employee headcount and a reduction in temporary help. Professional fees decreased primarily due to decreased consulting fees.

     Legacy Marketing has established a valuation allowance related primarily to its federal and state deferred tax assets, which increased $3.0 million in 2005.

Year ended December 31, 2004 compared with year ended December 31, 2003

     Legacy Marketing's revenue decreased $34.0 million (50%) in 2004 compared to 2003 primarily due to decreased marketing allowances and commissions. Marketing allowances and commissions decreased $28.8 million (56%) primarily due to decreased sales of fixed annuity products issued by Legacy Marketing's carriers. The low interest rate environment causes many carriers that issue declared rate fixed annuity products, such as American National, to reduce crediting rates and compensation paid to Legacy Marketing and its network of Producers on certain products. As a result, sales of the affected products were lower in 2004 than in 2003. The affected products accounted for approximately 8% and 34% of our total consolidated revenue for the years ended December 31, 2004 and 2003. Revenue derived from sales and administration of American National products decreased $17.1 million in 2004 compared to 2003 and accounted for 25% and 37% of our total consolidated revenue for the years ended December 31, 2004 and 2003.

     Legacy Marketing's product sales were also negatively affected by Transamerica and Legacy Marketing deciding to discontinue the marketing of Transamerica products that were marketed exclusively by Legacy Marketing, effective May 3, 2004. Revenue derived from sales and administration of Transamerica products decreased $8.5 million in 2004 compared to 2003 and accounted for approximately 24% and 25% of our total consolidated revenue for the years ended December 31, 2004 and 2003. Legacy Marketing continues to administer the discontinued products and to accept additional premium payments, subject to applicable additional deposit rules for these products.

     Legacy Marketing also experienced a decrease in sales of fixed annuity products issued by Investors Insurance in 2004. We believe the decrease was primarily attributable to a downgrade in the A.M. Best credit rating of Investors Insurance from an A- rating to a B++ rating in September 2003. Revenue derived from sales and administration of Investors Insurance products decreased $5.3 million in 2004 compared to 2003 and accounted for 27% and 22% of our total consolidated revenue for the years ended December 31, 2004 and 2003.

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

Legacy Financial Results of Operations

Year ended December 31, 2005 compared with year ended December 31, 2004

     Legacy Financial revenue decreased $115,000 (3%) in 2005 compared to 2004 primarily due to decreased commission income and advisory fees as a result of decreased sales volume and a decrease in other income.

     Legacy Financial operating expenses decreased $329,000 (8%) in 2005 compared to 2004, which was primarily due to a decrease in selling, general and administrative expenses of $346,000 (10%). This decrease was mainly attributable to a decrease in compensation and benefits and professional fees. Compensation and benefits decreased as the result of decreased headcount, a reduction in temporary help and decreased management fees paid to Legacy Marketing. In addition, professional fees decreased mainly due to lower legal costs and advisory expenses.

Year ended December 31, 2004 compared with year ended December 31, 2003

     Legacy Financial revenue increased $436,000 (13%) in 2004 compared to 2003 primarily due to increased commission income and advisory fee revenue as a result of increased sales volume.

     Legacy Financial expenses decreased $115,000 (3%) in 2004 compared to 2003. The decrease was primarily due to a decrease in selling, general and administrative expenses of $136,000 (4%), which was mainly attributable to a decrease in compensation and benefits resulting from decreased headcount, reduction in temporary help and decreased employee incentive-based compensation, partially offset by an increase in professional fees due to higher legal and consulting costs.

     As a result of some stock options expiring unexercised in 2004, Legacy Financial established a valuation allowance of $83,000 for the deferred tax assets associated with unexercised stock options issued to Legacy Financial representatives.

Values Financial Network, Inc. Results of Operations

     In January 2006, we decided to discontinue the operations of VFN. We will incur insignificant costs in connection with exiting the operations.

Year ended December 31, 2005 compared with year ended December 31, 2004

     VFN incurred a net loss of $1.4 million in 2005 compared to a net loss of $751,000 in 2004. The increase in net loss was primarily due to an increase in the valuation allowance against VFN's deferred tax assets of $1.0 million and a valuation allowance of $201,000 recorded for a long-lived asset. These expenses were partially offset by decreased goodwill impairment losses of $679,000 resulting from a goodwill impairment charge in 2004 and a decrease in compensation and benefits and professional fees in 2005.

Year ended December 31, 2004 compared with year ended December 31, 2003

     VFN incurred a net loss of $751,000 in 2004 compared to a net loss of $1.0 million in 2003. The reduction in net loss was primarily due to a reduction in goodwill, intangibles and long-lived asset impairment losses, in addition to a reduction in depreciation and amortization resulting from the related reduction in intangible and asset balances.

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

     In connection with the updated measurement of the fair value of VFN as discussed above, we also recorded a long-lived asset impairment loss of $394,000 during 2003, included in Other expenses.

     During the second quarter of 2004, due to the failure of VFN to produce revenues as projected, particularly in the corporate arena, we decided to cease actively marketing to the corporate market. As a result, management lowered its expectations for future sales. This event met the criteria of a "triggering event" for testing the recoverability of long-lived assets as required by Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, we compared the carrying amount of VFN's long-lived assets to the projected sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Based on the fact that the sum of the undiscounted cash flows exceeded VFN's assets, we concluded no impairment had occurred to the long-lived assets. As a result of performing the impairment tests required under SFAS 144, we were then required under the provisions of SFAS 142 to perform a goodwill impairment test using the revised cash flows forecast discounted at an appropriate cost of capital. The results of this test indicated that our goodwill was not recoverable. Accordingly, we recorded a goodwill impairment loss on the remaining balance of $679,000 during the second quarter of 2004.

Imagent Online Results of Operations

Year ended December 31, 2005 compared with year ended December 31, 2004

     Imagent Online had a net loss of $962,000 in 2005 compared to a net loss of $515,000 in 2004. The increased losses were primarily due to higher selling, general and administrative expenses and depreciation expense. Selling, general and administrative expenses increased in 2005 mainly due to increased compensation and benefits expense resulting from increased headcount.
Depreciation expense increased in 2005 primarily due to accelerating depreciation on certain capitalized software, which was replaced by a new version.

Year ended December 31, 2004 compared with year ended December 31, 2003

     Imagent Online had a net loss of $515,000 in 2004 compared to a net loss of $606,000 in 2003. The reduction in net loss was primarily due to decreased compensation expense resulting from reduced headcount.

Liquidity and Capital Resources

     Our cash provided by operating activities generally follows the trend in our revenue and operating results. Our cash used in operating activities was $5.6 million and $4.4 million in 2005 and 2004. Our cash provided by operating activities was $12.7 million in 2003. Our cash used in operating activities during 2005 was primarily the result of our net loss and an increase in deposits and other assets resulting from the prepayment of rent and a lease deposit in connection with the sale/leaseback of our Petaluma office buildings. These amounts were partially offset by non-cash charges, including depreciation and amortization and losses on write-off of fixed assets. In addition, our income tax receivable declined due to an income tax refund received in 2005.

     Our net loss in 2004 was significantly offset by non-cash charges, as well as a decrease in accounts receivable, which was primarily due to a decrease in sales volume, and an increase in deferred compensation payable. Significant uses of cash included an increase in income taxes receivable due to a pre-tax loss and a decrease in accounts payable and accrued liabilities. The decrease in accounts payable and accrued liabilities was primarily due to payment of bonuses during 2004 to Wholesalers based upon their achievement of predetermined 2003 sales targets, payments of 2003 employee incentive bonuses and payments associated with a Producer incentive trip.

     Our cash provided by operating activities of $12.7 million in 2003 was primarily the result of our net income, significant non-cash charges, a decrease in prepaid expenses and deposits and an increase in accounts payable and accrued liabilities and deferred compensation payable. These amounts were partially offset by unrealized gains on trading securities and a decrease in accounts receivable.

     Net cash provided by investing activities of $12.6 million in 2005 primarily consisted of the proceeds from the sale of our office buildings in Petaluma, California, and a refund of option fees pursuant to the terms of the Purchase Option Agreement with SCOR totaling $3.0 million, excluding interest, partially offset by purchases of fixed assets totaling $2.7 million.

     Net cash used in investing activities of $3.4 million in 2004 consisted primarily of purchases of fixed assets of $7.7 million mainly due to increased computer software costs and construction costs related to our office building in Rome, Georgia, and option fees of $1.8 million paid by Regan Holding pursuant to the terms of the SCOR Purchase Option Agreement. These costs were partially offset by proceeds from sales of available-for-sale securities totaling $5.9 million.

     Net cash used in investing activities of $6.0 million in 2003 consisted primarily of purchases of fixed assets of $4.2 million and purchases of available-for-sale securities of $1.0 million.

     Net cash used in financing activities in 2005 of $7.4 million was primarily due to the payoff of the mortgage loan in conjunction with the sale of our office buildings in Petaluma, California.

     Net cash provided by financing activities in 2004 of $2.2 million primarily reflected net proceeds of $2.7 million from our mortgage loan to finance our office building in Rome, Georgia, and proceeds from the exercise of stock options, partially offset by repurchases of our common stock.

     Net cash used in financing activities in 2003 of $1.6 million was primarily the result of repurchases of our common stock.

     In April 2004, we completed construction of our office building in Rome, Georgia, financing it with a $2.9 million variable interest rate note indexed to 30-day LIBOR plus 1.9%. The note is payable over ten years in monthly installments of principal, amortized on the basis of a 20-year term, and interest. At the end of the ten years, we must pay the balance of the principal due on the note. The outstanding balance of the note as of December 31, 2005, was $2.8 million. To manage interest expense, we entered into an interest rate swap agreement with a notional amount equal to the principal balance of the note, which modifies its interest expense from a variable rate to a fixed rate. The April 2004 swap agreement involves the exchange of interest obligations from April 2004 through April 2014 whereby we pay a fixed rate of 6.8% in exchange for a variable rate indexed to 30-day LIBOR plus 1.9%.

     We are obligated to repurchase certain shares of our common stock. Cash paid to repurchase some of these shares totaled $365,000 in 2005 and $966,000 in 2004. Based upon the estimated fair market values of the Series A Redeemable Common Stock as of December 31, 2005, the redemption of all eligible shares during 2006 would require $1.8 million.

     We lease office and warehouse premises and certain office equipment under non-cancelable operating leases. As of December 31, 2005, our total contractual cash obligations, including the building financing discussed above, were as follows:

                                                              Payments Due by Period
                                    ---------------------------------------------------------------------------
Contractual Obligations                 Total     Less than 1 year  1 - 3 years    3 - 5 years    After 5 years
Debt                                $  2,751,000    $    78,000     $   174,000    $   199,000      $ 2,300,000
Operating Leases                      10,081,000        999,000       2,520,000      1,904,000        4,658,000
                                    ------------    -----------     -----------    -----------      -----------
Total Contractual Cash Obligations  $ 12,832,000    $ 1,077,000     $ 2,694,000    $ 2,103,000      $ 6,958,000
                                    ============    ===========     ===========    ===========      ===========

     During 2003, we amended our Shareholder Agreement with Lynda L. Regan, Chief Executive Officer of the Company and Chairman of our Board of Directors. Under the terms of the amended agreement, upon the death of Ms. Regan, we would have the option (but not the obligation) to purchase from Ms. Regan's estate all shares of common stock that were owned by Ms. Regan at the time of her death, or were transferred by her to one or more trusts prior to her death. In addition, upon the death of Ms. Regan, her heirs would have the option (but not the obligation) to sell their inherited shares to us. The purchase price to be paid by us shall be equal to 125% of the fair market value of the shares. As of December 31, 2005, we believe that 125% of the fair market value of the shares owned by Ms. Regan was equal to $8.8 million. We have purchased life insurance coverage for the purpose of funding this potential obligation upon Ms. Regan's death.

     We used $3.0 million of cash in our operations and incurred consolidated net losses of $13.7 million in 2005. If our consolidated net losses continue, or if requests to repurchase redeemable common stock increase significantly, a cash shortfall could ultimately occur. We believe that existing cash and investment balances, together with anticipated cash flow from operations, will provide sufficient funding for the foreseeable future. Furthermore, we have lowered our cost structure by reducing our employee headcount and eliminating consulting costs on several corporate initiatives. However, in the event that a cash shortfall does occur, we believe that adequate financing could be obtained to meet our cash flow needs. There can be no assurances that such financing would be available on favorable terms.

Recent Accounting Pronouncements

     In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of Accounting Principles Board ("APB") Opinion No. 20 and FASB Statement No. 3 ("FAS 154"). FAS 154 provides guidance on the accounting for, and reporting of, a change in accounting principle, in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of FAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In April 2005, the Securities and Exchange Commission adopted a rule that delayed the compliance dates for adoption of SFAS 123R, which we had previously been required to adopt no later than July 1, 2005. The SEC's rule allows companies to implement SFAS 123R at the beginning of their next fiscal year. As a result, we adopted SFAS 123R effective January 1, 2006. We do not believe that adoption of SFAS 123R will have a material impact on our financial position, results of operations or statement of cash flows.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     Our investments are categorized as trading securities.

     We had an investment in a short-term fixed income security of $996,000 as of December 31, 2005, which matured in January 2006 and yielded a return of 4.8%. This investment was classified as a cash equivalent at December 31, 2005. We did not have any investments in fixed income instruments as of December 31, 2004.

     Equity price risk is the potential loss arising from changes in the value of equity securities. In general, equity securities have more year-to-year price variability than intermediate term high-grade bonds. However, returns over longer time frames have been consistently higher. Our equity securities consist primarily of investments in broadly diversified mutual funds. As a result of favorable market conditions related to our mutual fund investments, the fair value of our equity securities was above original cost at December 31, 2005 and 2004. The original cost and fair values of our marketable equity trading securities are shown below:


                           Original Cost       Fair Value
                           -------------     -------------
    December 31, 2005       $ 7,394,000       $ 8,010,000
    December 31, 2004       $ 6,353,000       $ 7,900,000


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

Item 8. Financial Statements and Supplementary Data


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Regan Holding Corp.:


We have audited the accompanying consolidated balance sheet of Regan Holding Corp. and its subsidiaries (the "Company") as of December 31, 2005, and the consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our audit also included the financial statement schedule for the year ended December 31, 2005 listed in the Index at Item 15(a)(2). Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regan Holding Corp. and its subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended December 31, 2005.


/s/ Burr, Pilger & Mayer, LLP
San Francisco, California
March 3, 2006


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Regan Holding Corp.:

In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2004 present fairly, in all material respects, the financial position of Regan Holding Corp. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2), as of December 31, 2004 and for the two years then ended, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statements schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 29, 2005

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                                                                    December 31,
                                                                            ----------------------------
                                                                                2005               2004
                                                                            ------------    ------------
Assets
Cash and cash equivalents                                                   $  3,862,000    $  4,348,000
Trading investments                                                            8,010,000       7,900,000
Option to purchase Investors Insurance Company                                        --       2,975,000
Accounts receivable, net of allowance of $227,000 and $569,000 at
     December 31, 2005 and 2004                                                1,716,000       1,496,000
Income taxes receivable                                                               --         755,000
Prepaid expenses and deposits                                                  1,572,000         705,000
Deferred tax assets                                                                   --         772,000
                                                                            ------------    ------------
     Total current assets                                                     15,160,000      18,951,000
                                                                            ------------    ------------
Net fixed assets                                                              13,424,000      27,675,000
Intangible assets, net                                                            48,000         122,000
Notes receivable, net of allowance of $202,000 at December 31, 2005              680,000         672,000
Other assets                                                                   1,088,000         198,000
                                                                            ------------    ------------
     Total non current assets                                                 15,240,000      28,667,000
                                                                            ------------    ------------
     Total assets                                                           $ 30,400,000    $ 47,618,000
                                                                            ============    ============

Liabilities, redeemable common stock, and shareholders' equity
Liabilities
Accounts payable and accrued liabilities                                    $  5,484,000    $  5,243,000
Income taxes payable                                                           2,650,000              --
Current portion of notes payable and other borrowings                             78,000         199,000
                                                                            ------------    ------------
     Total current liabilities                                                 8,212,000       5,442,000
                                                                            ------------    ------------
Deferred compensation payable                                                  8,044,000       7,748,000
Deferred tax liabilities                                                              --       1,242,000
Deferred gain on sale of building                                              2,724,000              --
Other liabilities                                                                117,000         854,000
Notes payable, less current portion                                            2,673,000       9,708,000
                                                                            ------------    ------------
     Total non current liabilities                                            13,558,000      19,552,000
                                                                            ------------    ------------
     Total liabilities                                                        21,770,000      24,994,000
                                                                            ------------    ------------

Redeemable common stock, Series A and B                                        6,219,000       7,486,000
                                                                            ------------    ------------

Shareholders' equity
Preferred stock, no par value:
Authorized:  100,000,000 shares; no shares issued or outstanding                      --              --
Series A common stock, no par value:
Authorized:  45,000,000 shares; issued or outstanding: 20,959,000 and
20,912,000 at December 31, 2005 and 2004                                       3,921,000       3,847,000
Paid-in capital                                                                6,561,000       6,522,000
Retained earnings (deficit)                                                   (8,071,000)      4,769,000
                                                                            ------------    ------------
     Total shareholders' equity                                                2,411,000      15,138,000
                                                                            ------------    ------------
     Total liabilities, redeemable common stock, and shareholders' equity   $ 30,400,000    $ 47,618,000
                                                                            ============    ============

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Operations

                                                            For the Years Ended December 31,
                                                      --------------------------------------------
                                                          2005            2004            2003
                                                      ------------    ------------    ------------
Revenue
     Marketing allowances and commission overrides    $ 13,639,000    $ 20,203,000    $ 48,396,000
     Trailing commissions                                4,095,000       4,792,000       5,130,000
     Administrative fees                                 8,873,000      10,584,000      14,083,000
     Other revenue                                       1,519,000       1,806,000       3,308,000
                                                      ------------    ------------    ------------
       Total revenue                                    28,126,000      37,385,000      70,917,000
                                                      ------------    ------------    ------------

Expenses
     Selling, general and administrative                33,015,000      38,414,000      53,583,000
     Depreciation and amortization                       4,109,000       4,282,000       4,077,000
     Goodwill impairment losses                                 --         679,000         491,000
     Internal use software impairment loss               2,939,000              --              --
     Other                                               2,559,000       2,342,000       4,729,000
                                                      ------------    ------------    ------------
       Total expenses                                   42,622,000      45,717,000      62,880,000
                                                      ------------    ------------    ------------

Operating income (loss)                                (14,496,000)     (8,332,000)      8,037,000

Other income
Investment income, net                                     595,000         531,000         416,000
Interest expense                                           (79,000)         (9,000)        (33,000)
                                                      ------------    ------------    ------------
     Total other income, net                               516,000         522,000         383,000
                                                      ------------    ------------    ------------

Income (loss) before income taxes                      (13,980,000)     (7,810,000)      8,420,000
Provision for (benefit from) income taxes                 (269,000)       (343,000)      3,391,000
                                                      ------------    ------------    ------------

Net income (loss) before accretion of redeemable
     common stock                                      (13,711,000)     (7,467,000)      5,029,000
Reduction (accretion) of redeemable common stock           871,000         512,000         (34,000)
                                                      ------------    ------------    ------------
Net income (loss) available for common shareholders   $(12,840,000)   $ (6,955,000)   $  4,995,000
                                                      ============    ============    ============

Basic earnings (loss) per share:
Earnings (loss) available for common shareholders     $      (0.53)   $      (0.29)   $       0.20
Weighted average shares outstanding                     24,259,000      23,880,000      24,431,000
Diluted earnings (loss) per share:
Earnings (loss) available for common shareholders     $      (0.53)   $      (0.29)   $       0.18
Weighted average shares outstanding                     24,259,000      23,880,000      27,330,000


                       See notes to financial statement.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                 Consolidated Statement of Shareholders' Equity
              For the years ended December 31, 2005, 2004, and 2003


                                                                                                          Accumulated
                                         Series A Common Stock      Common                    Retained       Other
                                       ------------------------     Stock       Paid-in       Earnings   Comprehensive
                                         Shares        Amount     Committed     Capital       (Deficit)   Income (loss)     Total
                                       ----------    ----------   ----------   -----------   ------------   ---------   -----------
Balance December 31, 2002              20,495,000    $3,324,000    $ 25,000   $ 6,499,000     $ 7,135,000   $ (23,000)  $16,960,000
Comprehensive income, net of tax:
Net income                                                                                      5,029,000                 5,029,000
Net unrealized gains on investments                                                                            72,000        72,000
Less:
Reclassification of net realized losses                                                                         7,000         7,000
                                                                                                                        -----------
     Total comprehensive income                                                                                           5,108,000
Retirement of common stock upon
     voluntary repurchases               (398,000)     (363,000)                                 (351,000)                 (714,000)
Retirement of redeemable common stock                                               1,000                                     1,000
Accretion to redemption value of
     redeemable common stock                                                                      (34,000)                  (34,000)
Producer stock option expense                                                      10,000                                    10,000
Exercise of stock options                 155,000       197,000                                                             197,000
                                       ----------    ----------   ----------   -----------   ------------   ---------   -----------
Balance December 31, 2003              20,252,000     3,158,000      25,000     6,510,000      11,779,000      56,000    21,528,000
Comprehensive loss, net of tax:
Net loss                                                                                       (7,467,000)               (7,467,000)
Net unrealized gains on investments                                                                            24,000        24,000
Less:
Reclassification of net realized gains                                                                        (80,000)      (80,000)
                                                                                                                        -----------
     Total comprehensive loss                                                                                            (7,523,000)
Retirement of common stock upon
     voluntary repurchases               (181,000)     (278,000)                                  (55,000)                 (333,000)
Issuance of common stock committed                       25,000     (25,000)                                                     --
Exercise of stock options                 841,000       942,000                                                             942,000
Reduction to redemption value of
     redeemable common stock                                                                      512,000                   512,000
Producer stock option expense                                                      12,000                                    12,000
                                       ----------    ----------   ----------   -----------   ------------   ---------   -----------
Balance December 31, 2004              20,912,000     3,847,000           --    6,522,000       4,769,000          --    15,138,000
Comprehensive loss, net of tax:
Net loss                                                                                      (13,711,000)              (13,711,000)
Retirement of common stock upon
     mandatory repurchases                                                         31,000                                    31,000
Exercise of stock options                  47,000        74,000                                                              74,000
Reduction to redemption value of
     redeemable common stock                                                                      871,000                   871,000
Producer stock option expense                                                       8,000                                     8,000
                                       ----------    ----------   ----------   -----------   ------------   ---------   -----------
Balance December 31, 2005              20,959,000    $3,921,000   $       --   $ 6,561,000   $ (8,071,000)  $      --   $ 2,411,000
                                       ==========    ==========   ==========   ===========   ============   =========   ===========

                       See notes to financial statements.

                      REGAN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                                                                   For the Years Ended December 31,
                                                                 2005             2004            2003
                                                             ------------     ------------     ------------
Cash flows from operating activities:
Net income (loss)                                            $(13,711,000)    $ (7,467,000)    $  5,029,000
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
     Depreciation and amortization                              4,109,000        4,282,000        4,077,000
     Losses on write-off of fixed assets                        3,213,000           67,000        1,772,000
     Amortization of deferred gain on sale of building            (33,000)              --               --
     Impairment of goodwill and intangible assets                      --          679,000          538,000
     Provision for (reduction of) doubtful accounts              (140,000)         (62,000)         399,000
     Deferred taxes                                              (470,000)       3,034,000         (863,000)
     Amortization of premium or discount on investments                --           40,000           84,000
     Gains on trading securities, net                            (344,000)        (869,000)      (1,709,000)
     Realized (gains) losses on sales of investments, net              --         (133,000)          12,000
     Producer stock option expense                                  8,000           12,000           10,000
Changes in operating assets and liabilities:
     Sales (purchases) of trading securities, net                 234,000         (720,000)        (333,000)
     Accounts receivable                                          122,000        2,791,000       (1,350,000)
     Prepaid expenses and deposits                               (867,000)          98,000        1,319,000
     Income taxes receivable and payable                        3,405,000       (2,745,000)        (337,000)
     Accounts payable and accrued liabilities                     241,000       (5,547,000)       1,884,000
     Deferred compensation payable                                296,000        1,491,000        2,016,000
     Other operating assets and liabilities                    (1,692,000)         686,000          177,000
                                                             ------------     ------------     ------------
     Net cash provided by (used in) operating activities       (5,629,000)      (4,363,000)      12,725,000
                                                             ------------     ------------     ------------
Cash flows from investing activities:
Purchases of available-for-sale securities                             --       (2,101,000)      (5,902,000)
Proceeds from sales of available-for-sale securities                   --        5,536,000        2,914,000
Proceeds from maturities of available-for-sale securities              --        2,500,000        1,970,000
Option to purchase Investors Insurance Corporation              2,975,000       (1,775,000)        (600,000)
Proceeds (payments) from notes receivable                        (210,000)         155,000         (175,000)
Proceeds from disposal of fixed assets                         12,570,000               --               --
Purchases of fixed assets                                      (2,745,000)      (7,672,000)      (4,197,000)
                                                             ------------     ------------     ------------
     Net cash provided by (used in) investing activities       12,590,000       (3,357,000)      (5,990,000)
                                                             ------------     ------------     ------------
Cash flows from financing activities:
Proceeds from loans payable                                            --        2,155,000          191,000
Payments toward loans payable                                          --       (2,346,000)              --
Proceeds from note payable                                             --        2,870,000               --
Payments toward notes payable                                  (7,156,000)        (162,000)        (109,000)
Repurchases of redeemable common stock                           (365,000)        (966,000)      (1,185,000)
Proceeds from exercise of common stock options                     74,000          942,000               --
Voluntary repurchases of common stock                                  --         (333,000)        (517,000)
                                                             ------------     ------------     ------------
     Net cash provided by (used in) financing activities:      (7,447,000)       2,160,000       (1,620,000)
                                                             ------------     ------------     ------------
Net increase (decrease) in cash and cash equivalents             (486,000)      (5,560,000)       5,115,000
Cash and cash equivalents, beginning of period                  4,348,000        9,908,000        4,793,000
                                                             ------------     ------------     ------------
Cash and cash equivalents, end of period                     $  3,862,000     $  4,348,000     $  9,908,000
                                                             ============     ============     ============

Supplemental cash flow information:
Taxes paid / (refunds received)                              $ (3,209,000)    $   (650,000)    $  5,110,000
Interest paid                                                $    678,000     $    634,000     $    517,000

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

     As of December 31, 2005, Legacy Marketing had marketing agreements with American National Insurance Company ("American National"), Investors Insurance Corporation ("Investors Insurance"), Transamerica Life Insurance and Annuity Company ("Transamerica"), Americom Life & Annuity Insurance Company ("Americom") and John Hancock Variable Life Insurance Company ("John Hancock") (collectively, the "carriers"). During 2002, Legacy Marketing terminated its marketing agreement with IL Annuity and Insurance Company ("IL Annuity"). The marketing agreements grant Legacy Marketing the exclusive right to market certain fixed annuity and life insurance products issued by the carriers (the "policies"). In addition, Legacy Marketing is responsible for appointing independent insurance producers, who contract with Legacy Marketing to sell policies, with the applicable carrier. For providing these services, the carriers pay Legacy Marketing commissions and marketing allowances.

     Legacy Marketing also has administrative agreements with the carriers and with IL Annuity, whose administrative agreement is scheduled to expire on April 30, 2006. Pursuant to the administrative agreements, Legacy Marketing provides clerical, administrative, and accounting services with respect to the policies. These services include billing, collecting and remitting premium for the policies. For providing these services, the carriers pay Legacy Marketing administrative fees.

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

     e. Cash and Cash Equivalents

     Cash and cash equivalents include marketable securities with an original maturity or remaining maturity of ninety days or less at the time of purchase.

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

     k. Income Taxes

     The Company provides deferred taxes based on the enacted tax rates in effect on the dates temporary differences between the book and the tax bases of assets and liabilities reverse.

     l. Stock Options

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

     The following table  illustrates the effect on net income (loss) and income
(loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                                       2005                2004              2003
                                                                   --------------     -------------     -------------
Net income (loss) available for common
        shareholders, as reported                                  $  (12,840,000)    $  (6,955,000)    $   4,995,000
Deduct:  Total stock-based employee
        compensation expense determined under the fair
        value method for all awards, net of related tax effects          (133,000)         (258,000)         (424,000)
                                                                   --------------     -------------     -------------

Pro forma net income (loss) available for common
        shareholders                                               $  (12,973,000)    $  (7,213,000)    $   4,571,000
                                                                   ==============     =============     =============

Earnings (loss) per share:

Basic - as reported                                                $        (0.53)    $       (0.29)    $        0.20
Basic - pro forma                                                  $        (0.53)    $       (0.30)    $        0.19

Diluted - as reported                                              $        (0.53)    $       (0.29)    $        0.18
Diluted - pro forma                                                $        (0.53)    $       (0.30)    $        0.17


     The fair value of the employee option grants for pro forma disclosure purposes was estimated using the minimum value method, with the following assumptions:

                                 2005                2004              2003
                              -----------         -----------       -----------
Risk-free interest rates      3.73%-4.43%         2.84%-4.03%       1.45%-3.20%
Expected life                 3-5 years           3-5 years         3-5 years
Dividend yield                None                None              None

     m. Recent Accounting Pronouncements

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

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In April 2005, the Securities and Exchange Commission adopted a rule that delayed the compliance dates for adoption of SFAS 123R, which the Company had previously been required to adopt no later than July 1, 2005. The SEC's rule allows companies to implement SFAS 123R at the beginning of their next fiscal year. As a result, the Company adopted SFAS 123R effective January 1, 2006. The Company does not believe that the adoption of SFAS 123R will have a material effect on its financial position, results of operations or statement of cash flows.

2. Investments

     The Company had no available for sale investments at December 31, 2005 and 2004. The Company's recorded realized gains (losses) from available-for-sale investments as follows:

                                  2005          2004             2003
                                  ----          ----             ----
Gross realized gains            $   --       $ 162,000        $   6,000
Gross realized losses           $   --       $ (33,000)       $ (18,000)

3. Fixed Assets


                                                      December 31,
                                             -----------------------------
                                                 2005             2004
                                             ------------     ------------
Computer hardware and purchased software     $  6,510,000     $ 10,465,000
Internal use software development costs        15,956,000       18,560,000
Leasehold improvements                          1,161,000        1,361,000
Furniture and equipment                         2,621,000        3,213,000
Building                                        3,108,000       10,884,000
Land and land improvements                        338,000        3,092,000
                                             ------------     ------------
                                               29,694,000       47,575,000
Accumulated depreciation and amortization     (16,270,000)     (19,900,000)
                                             ------------     ------------
Total                                        $ 13,424,000     $ 27,675,000
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

     In 1998, the Company began a project intending to replace our existing policy administration system with new licensed software after the vendor of the existing policy administration system required us to migrate from the existing system to an alternative platform. In late 2002, the Company learned from the vendor that we might be able to retain the existing system. Modification and customization of the licensed software was suspended in December of 2002. As a result of an evaluation of the Company-wide technological needs, which included an assessment of the viability of the existing system, it was concluded that the Company would use both systems. In the fourth quarter of 2003 the Company recorded a write-off of $1.1 million associated with the abandoned components of the software costs.

     In 2004, the Company began the process of creating a new technology architecture, the intent of which was to implement a multi-tiered structure that would allow the Company to continue to use the existing administration system to administer the Company's current business while using the new administration system for new products and carriers.

     In 2005, the Company conducted further independent research, including consultation with industry experts about software solutions currently available in the marketplace and the benefits that companies, which are employing these systems, are receiving. In the second quarter of 2005, the Company concluded that the advances in technology and functionality that these new designs have delivered, along with the associated financial benefits, are greater than the Company would realize by completing its plans to implement the new administration system. In addition, the vendor of the new administration system announced that it will no longer be providing the appropriate updates for the system to the licensed users for all future regulatory changes, and that it will be the responsibility of each company that uses the system to modify the system for such changes. As a result, management determined that the internal use software project associated with the new administration system has been impaired, and in the second quarter of 2005, the Company recorded a write-off of $2.9 million associated with abandoned components of the internal use software project.

     On November 18, 2005, the Company sold its office buildings in Petaluma, California for a purchase price of $12.8 million (see Note 18). In connection with the sale, the Company disposed of the following fixed assets:

                                               Accumulated
                                      Cost     Depreciation
                                 -----------    --------
Buildings                        $ 7,776,000   $(843,000)
Land and land improvements         2,754,000          --
Leasehold improvements                86,000     (31,000)
                                 -----------    --------
                                 $10,616,000   $(874,000)
                                 ===========    ========


4. Goodwill and Other Intangible Assets

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

     During the second quarter of 2004, due to the failure of VFN to produce revenues as projected, particularly in the corporate arena, management decided to cease actively marketing to the corporate market. As a result, management lowered its expectations for future sales. This event met the criteria of a "triggering event" for testing the recoverability of long-lived assets as required by Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the Company compared the carrying amount of VFN's long-lived assets to the projected sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Based on the fact that the sum of the undiscounted cash flows exceeded VFN's assets, the Company concluded no impairment had occurred to the long-lived assets.

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

      Acquired intangible assets, all subject to amortization:

                                         December 31,
                    --------------------------------------------------
                             2005                        2004
                    ----------------------     -----------------------
                      Gross                      Gross
                     Carrying  Accumulated     Carrying   Accumulated
                      Amount   Amortization     Amount    Amortization
                    ---------    ---------     ---------    ---------
Copyrights          $ 203,000    $(203,000)    $ 203,000    $(174,000)
Software license      223,000     (175,000)      223,000     (130,000)
                    ---------    ---------     ---------    ---------
      Total         $ 426,000    $(378,000)    $ 426,000    $(304,000)
                    =========    =========     =========    =========


     Intangible assets are amortized on a straight-line basis over their estimated useful life of 5 years. The aggregate amortization expense for the years ended December 31, 2005, 2004 and 2003 was $74,000, $74,000 and $89,000.
The estimated amortization expense for the years ended December 31, 2006 and 2007 is $45,000 and $3,000.

5. Option to Purchase Investors Insurance Corporation

     On July 1, 2002, the Company entered into a Purchase Option Agreement with SCOR Life U.S. Re Insurance Company ("SCOR"), a 100% owner of the outstanding capital stock of Investors Insurance Corporation. Pursuant to the terms of the agreement, SCOR granted the Company the right to purchase the outstanding capital stock of Investors Insurance in exchange for annual option fees. The Company had the right to exercise the option at any time on or prior to June 30, 2005, or terminate the Option Agreement in accordance with its terms before such date if the A.M. Best rating of Investors Insurance declined below a specified level. The A.M. Best rating of Investors Insurance fell below the specified level. On June 22, 2005, the Company terminated the Option Agreement. SCOR has repaid the option fees paid by the Company pursuant to the Option Agreement, including interest, totaling approximately $3.3 million.

6. Accounts Payable and Accrued Liabilities

                                                       December 31,
                                             --------------------------------
                                                 2005                2004
                                             -----------         -----------
Accrued compensation                         $ 1,825,000         $ 1,952,000
Commissions payable                              749,000             381,000
Payable to insurance carrier                     620,000             387,000
Accrued software costs                           675,000             730,000
Accrued sales bonus                              485,000              95,000
Accounts payable                                 206,000             391,000
Miscellaneous accrued expenses                   924,000           1,307,000
                                             -----------         -----------
Total                                        $ 5,484,000         $ 5,243,000
                                             ===========         ===========


7. Loan Payable and Note Payable

     The Company has a mortgage on its office building in Rome, Georgia. The note has a variable interest rate indexed to 30-day LIBOR plus 1.9% and is payable over ten years in monthly installments of principal, amortized on the basis of a 20-year term, and interest. At the end of the ten years, the Company must pay the balance of the principal due on the note. The outstanding balance of the note as of December 31, 2005 and 2004 was $2.8 million. To manage interest expense, the Company entered into an interest rate swap agreement with a notional amount equal to the principal balance of the note, which modifies its interest expense from a variable rate to a fixed rate. The April 2004 swap agreement involves the exchange of interest obligations from April 2004 through April 2014 whereby the Company pays a fixed rate of 6.8% in exchange for LIBOR plus 1.9%. As of December 31, 2005, the Company made payments of $119,000 toward the principal balance of the note. The required principal payments over the next five years are: $78,000, $84,000, $90,000, $96,000 and $103,000.

     As of December 31, 2004, the Company had an outstanding mortgage due of $7.1 million on its office buildings in Petaluma, California. The note bore interest at 6.95% and was originally due by August 1, 2012. On November 18, 2005, in connection with the sale of its office buildings in Petaluma, California (see Note 18), the Company repaid the outstanding mortgage due on the buildings.

8. Deferred Compensation Payable

     The Company sponsors a qualified defined contribution 401(k) plan, which is available to all employees. The 401(k) plan allows employees to defer, on a pre-tax basis, up to 15% of their annual compensation as contributions to the 401(k) plan, subject to a maximum of $14,000. The Company typically matches 50% of each employee's contributions up to 6% of their annual compensation, subject to a maximum of $7,000. The Company's matching contributions were $115,000, $311,000, and $405,000 for the years ended December 31, 2005, 2004, and 2003.

     The Company also sponsors a non-qualified tax deferred compensation plan, which is available to certain employees who, because of Internal Revenue Code limitations, are prohibited from contributing the maximum percentage of salary to the 401(k) Plan. Under this deferred compensation plan, certain employees may defer, on a pre-tax basis, a percentage of annual compensation, including bonuses. The Company typically matches 50% of each employee's contributions up to a maximum of 6% of annual compensation, less amounts already matched under the 401(k) plan. The Company made matching contributions of $0, $23,000, and $32,000 during the years ended December 31, 2005, 2004, and 2003. As of December 31, 2005 and 2004, employee contributions and Company matching contributions, including cumulative investment gains, totaled $548,000 and $788,000.

     The Company also sponsors a non-qualified tax deferred compensation plan under which producers who earn a minimum of $100,000 may defer, on a pre-tax basis, up to 50% of annual commissions. In addition, the Company will match producer contributions for those producers who earn over $250,000 in annual commissions at rates ranging from 2% to 5% of amounts deferred, depending on the level of annual commissions earned. During the years ended December 31, 2005, 2004, and 2003, matching contributions related to the producer commission deferral plan were $8,000, $18,000, and $16,000. As of December 31, 2005 and 2004, producer contributions and Company matching contributions, including cumulative investment gains, totaled $7.5 million and $7.0 million. The liability to the employee or producer is credited or charged based on the performance of the investment option selected by the participant.

9. Performance Bonus

     During 2003, Legacy Marketing earned a performance bonus from sales of fixed annuity and life products under the terms of one of its insurance carrier partner contracts. Amounts were earned when fixed and determinable and all revenue recognition criteria had been met. The Company recorded revenue of $2.0 million during 2003. These amounts are included in Other revenue. The carrier paid Legacy Marketing Group in full during 2003 and both parties agreed to terminate the bonus program effective July 1, 2003.

10. Sales Incentive Program

     During 2005 and 2004, Legacy Marketing initiated sales incentive programs for its independent insurance producers and its top producers ("Wholesalers"), which granted bonuses to the producers and Wholesalers based upon their achievement of predetermined monthly sales targets. The Company recorded expense of $910,000 during the year ended December 31, 2005 related to this program, of which $425,000 was paid as of December 31, 2005. The amount expensed in 2004 was $392,000. The amounts expensed are included in selling, general and administrative expenses.

     During 2003, Legacy Marketing initiated a sales incentive program for its Wholesalers. This program offered bonuses to Wholesalers based primarily on their achievement of predetermined annual sales targets. Bonuses were paid to qualifying Wholesalers during the first quarter of 2004. The Company recorded expense of $2.0 million during the year ended December 31, 2003 related to the sales incentive program. These amounts are included in selling, general and administrative expenses.

11. Commitments and Contingencies

     The Company leases office and warehouse premises and certain office equipment under non-cancelable operating leases. Related rent expense of $298,000, $329,000, and $531,000 is included in occupancy costs for the years ended December 31, 2005, 2004, and 2003. Total rentals for leases of equipment included in equipment expense were $727,000, $674,000, and $1.0 million for the years ended December 31, 2005, 2004, and 2003.

     The  Company's   future   minimum  annual  lease   commitments   under  all
non-cancelable operating leases as of December 31, 2005 are as follows:

             Year Ended December 31,
                        2006               $   999,000
                        2007                 1,503,000
                        2008                 1,017,000
                        2009                   986,000
                        2010                   918,000
                  Thereafter                 4,658,000
                                           -----------
          Total minimum lease payments     $l0,081,000
                                           ===========


     During 2003, the Company amended its Shareholder Agreement with Lynda L. Regan, Chief Executive Officer of the Company and Chairman of the Company's Board of Directors. Under the terms of the amended agreement, upon the death of Ms. Regan, the Company would have the option (but not the obligation) to purchase from Ms. Regan's estate all shares of common stock that were owned by Ms. Regan at the time of her death, or were transferred by her to one or more trusts prior to her death. In addition, upon the death of Ms. Regan, her heirs would have the option (but not the obligation) to sell their inherited shares to the Company. The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares. As of December 31, 2005, the Company believes that 125% of the fair market value of the shares owned by Ms. Regan was equal to $8.8 million. The Company has purchased life insurance coverage for the purpose of funding this potential obligation upon Ms. Regan's death.

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

     As part of the Company's agreements with certain of its insurance producers, the Company may, under certain circumstances, be obligated to offer to purchase the business of the producers. At December 31, 2005, there were no outstanding commitments by the Company relating to such obligations.

12. Redeemable Common Stock

     Between 1990 and 1992, the Company issued Series A and Series B redeemable common stock to certain shareholders. The Company is obligated to repurchase the redeemable common stock at the current fair market value. Because there is no active trading market for the Company's stock that would establish market value, the Company's Board of Directors approved a redemption value for Series A redeemable common stock of $0.69 per share and $2.03 per share, and a redemption value for Series B redeemable common stock of $0.57 and $1.67 per share, as of December 31, 2005 and 2004, based on an independent appraisal of the stock value obtained by management.

                                                    Series A                       Series B                         Total
                                                 Redeemable Common              Redeemable Common             Redeemable Common
                                                       Stock                         Stock                          Stock
                                             --------------------------    --------------------------    --------------------------
                                                             Carrying                     Carrying                      Carrying
                                               Shares         Amount         Shares        Amount          Shares        Amount
                                             ----------    ------------    ----------    ------------    ----------    ------------
Balance January 1, 2003                       3,822,000    $  8,406,000       560,000    $  1,709,000     4,382,000    $ 10,115,000
Redemptions and retirement of common stock     (533,000)     (1,173,000)       (7,000)        (12,000)     (540,000)     (1,185,000)
Accretion to redemption value                        --          34,000            --              --            --          34,000
                                             ----------    ------------    ----------    ------------    ----------    ------------
Balance December 31, 2003                     3,289,000       7,267,000       553,000       1,697,000     3,842,000       8,964,000
Redemptions and retirement of common stock     (436,000)       (966,000)           --              --      (436,000)       (966,000)
Reduction to redemption value                        --        (512,000)           --              --            --        (512,000)
                                             ----------    ------------    ----------    ------------    ----------    ------------
Balance December 31, 2004                     2,853,000       5,789,000       553,000       1,697,000     3,406,000       7,486,000
Redemptions and retirement of common stock     (196,000)       (387,000)       (3,000)         (9,000)     (199,000)       (396,000)
Reduction to redemption value                        --        (871,000)           --              --            --        (871,000)
                                             ----------    ------------    ----------    ------------    ----------    ------------
Balance December 31, 2005                     2,657,000    $  4,531,000       550,000    $  1,688,000     3,207,000    $  6,219,000
                                             ==========    ============    ==========    ============    ==========    ============


     The Company recorded redeemable common stock accretion/(reduction) of ($871,000), ($512,000) and $34,000 related to Series A redeemable common stock for the years ended December 31, 2005, 2004 and 2003.

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

     Producer Option Plan -- Under the Regan Holding Corp. Producer Stock Option and Award Plan (the "Producer Option Plan"), the Company may grant to Legacy Marketing producers and Legacy Financial registered representatives shares of the Company's common stock and non-qualified stock options (the "Producer Options") to purchase the Company's common stock. A total of 12.5 million shares have been reserved for grant under the Producer Option Plan. We granted a total of 15,000 stock options to Producers in each of the years ended December 31, 2005, 2004 and 2003. Total expenses recorded for Producer stock option grants were $8,000, $12,000 and $10,000 during 2005, 2004 and 2003. The Producer stock options granted for each of the three years ended December 31, 2005 vested immediately upon the grant date and expire six years from the date of grant. The fair value of the Producer options were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                   2005              2004             2003
                                  ------            ------           ------
Risk-free interest rates           3.99%             3.71%            3.19%
Volatility                           27%               27%              27%
Dividend yield                      None              None             None
Expected life                    6 years           6 years          6 years

     There were no shares of Series A common stock awarded to non-employees during 2005, 2004 and 2003.

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

      Stock option activity under both plans was as follows:

                                                                     Total
                                                               Weighted Average
                                                  Shares        Exercise Price
                                                ----------        -----------
Outstanding at December 31, 2002                15,949,000          $ 1.38
Granted                                            788,000          $ 1.69
Exercised                                         (155,000)         $ 1.27
Forfeited                                         (797,000)         $ 1.38

Outstanding at December 31, 2003                15,785,000          $ 1.39
Granted                                            327,000          $ 1.69
Exercised                                         (841,000)         $ 1.12
Forfeited                                       (6,482,000)         $ 1.29

Outstanding at December 31, 2004                 8,789,000          $ 1.50
Granted                                            790,000          $ 0.99
Exercised                                          (47,000)         $ 1.53
Forfeited                                       (3,496,000)         $ 1.51

Outstanding at December 31, 2005                 6,036,000          $ 1.43

Exercisable at December 31, 2003                13,106,000          $ 1.35
Exercisable at December 31, 2004                 7,365,000          $ 1.48
Exercisable at December 31, 2005                 5,524,000          $ 1.42

     The following table summarizes information about stock options outstanding at December 31, 2005 under both plans:

                                             Options Outstanding                                  Options Exercisable
                                     -----------------------------------------------------    ----------------------------
                                                           Weighted            Weighted                        Weighted
                                                           Average              Average                         Average
                                                          Remaining            Exercise                        Exercise
    Range of exercise prices            Shares         Contractual Life          Price          Shares           Price
    ------------------------            ------         ----------------          -----          ------           -----
           $0.73-$1.03                  1,037,000            6.8                 $0.80          987,000          $0.80
           $1.27-$1.27                    547,000            3.0                 $1.27          547,000          $1.27
           $1.53-$1.55                  1,444,000            4.0                 $1.53        1,399,000          $1.53
           $1.61-$1.61                  1,861,000            1.6                 $1.61        1,861,000          $1.61
           $1.65-$1.69                  1,147,000            6.5                 $1.68          730,000          $1.67

14. Income Taxes

     Deferred tax assets and liabilities are recognized as temporary differences between amounts reported in the financial statements and the future tax consequences attributable to those differences that are expected to be recovered or settled.

     The provision for (benefit from) federal and state income taxes consist of amounts currently (receivable) payable and amounts deferred, which for the periods indicated, are shown below:

                                     For the Year Ended December 31,
                               -----------------------------------------
                                  2005            2004          2003
                               -----------    -----------    -----------
Current income taxes:
Federal                        $   190,000    $(3,341,000)   $ 3,311,000
State                               11,000        (36,000)       944,000
                               -----------    -----------    -----------
Total current                      201,000     (3,377,000)     4,255,000

Deferred income taxes:
Federal                           (738,000)     2,172,000       (696,000)
State                              268,000        862,000       (168,000)
                               -----------    -----------    -----------
Total deferred                    (470,000)     3,034,000       (864,000)
                               -----------    -----------    -----------
Income tax (benefit) expense   $  (269,000)   $  (343,000)   $ 3,391,000
                               ===========    ===========    ===========


     The Company's deferred tax assets (liabilities) consist of the following:

                                                                     December 31,
                                                              --------------------------
                                                                  2005           2004
                                                              -----------    -----------
Producer stock option and stock awards                        $   494,000    $ 1,033,000
Producer deferred compensation                                  3,204,000      3,072,000
Accrued sales convention costs                                      8,000         44,000
Deferred gain on sale/leaseback of building                     1,085,000             --
Federal net operating loss carryforward                         1,795,000         59,000
Federal alternative minimum tax credit carryforward               191,000             --
State net operating loss carryforward, net of federal taxes     1,441,000      1,166,000
State alternative minimum tax credit carryforward,
   net of federal taxes                                           181,000        181,000
Capital loss carryforward                                              --        300,000
Other deferred tax assets, net of federal taxes                 1,088,000      1,328,000
                                                              -----------    -----------
   Subtotal deferred tax assets                                 9,487,000      7,183,000
Valuation allowance                                            (6,718,000)    (2,063,000)
                                                              -----------    -----------
   Subtotal deferred tax assets after valuation allowance       2,769,000      5,120,000

Fixed assets depreciation                                      (2,523,000)    (3,620,000)
Deferred gain on building sale                                         --     (1,357,000)
Unrealized gains                                                 (246,000)      (613,000)
                                                              -----------    -----------
   Subtotal deferred tax liabilities                           (2,769,000)    (5,590,000)
                                                              -----------    -----------
Deferred tax assets (liabilities), net                        $        --    $  (470,000)
                                                              ===========    ===========


     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will, or will not, be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Due to cumulative losses in recent year, management established a valuation allowance of $6.7 million as of December 31, 2005. This represents a net increase in 2005 of $4.7 million in the valuation allowance on deferred tax assets from December 31, 2004.

     The income tax provision (benefit) in 2005, 2004 and 2003 differed from the amounts computed by applying the statutory federal income tax rate of 34% to pretax income (loss) as a result of the following:

                                                                       For the Year Ended December 31,
                                                                  -----------------------------------------
                                                                     2005           2004           2003
                                                                  -----------    -----------    -----------
Federal income tax expense (benefit) at statutory rate (34%)      $(4,753,000)   $(2,656,000)   $ 2,863,000
Increase (reductions) in income taxes resulting from:
State franchise taxes, net of federal income tax benefit              184,000        634,000        526,000
Expired producer stock options unexercised                            457,000        844,000             --
Valuation allowance for remaining producer stock options             (383,000)       759,000             --
Valuation allowance for federal net operating loss carryforward
   and other temporary differences                                  3,954,000             --             --
Valuation allowance for federal alternative minimum tax credit
   carryforward                                                       191,000             --             --
Other                                                                  81,000         76,000          2,000
                                                                  -----------    -----------    -----------
Income tax provision (benefit)                                    $  (269,000)   $  (343,000)   $ 3,391,000
                                                                  ===========    ===========    ===========

     As of December 31, 2005, the Company has federal and primary state net operating loss carryforwards of $5.3 million and $23.0 million. On December 31, 2024 and 2025, $251,000 and $5.0 million of the federal net operating losses will expire. On December 31, 2012, $4.9 million of the state net operating losses will begin to expire. The Company also has federal and state alternative minimum tax credit carryforwards of $191,000 and $275,000. These credits do not have an expiration date. Federal and state tax valuation allowances have been established for all of the federal and state net operating loss carryforwards and the federal and state tax credit carryforwards.

15. Earnings (loss) per Share

     The basic and diluted earnings (loss) per share calculations are based on the weighted average number of common shares outstanding including shares of redeemable common stock.

                                                           For the Year Ended December 31,
                                                     --------------------------------------------
                                                         2005             2004            2003
                                                     -------------    ------------    -----------
Net income (loss) available for common
    shareholders, as reported                        $ (12,840,000)   $ (6,955,000)   $ 4,995,000
                                                     =============    ============    ===========
Reconciliation of shares used in basic and diluted
    earnings per share calculations:
Basic:
Weighted average common shares outstanding              24,259,000      23,880,000     24,431,000
                                                     =============    ============    ===========
Basic net income (loss) per share                    $       (0.53)   $      (0.29)   $      0.20
                                                     =============    ============    ===========
Diluted:
Weighted average common shares outstanding              24,259,000      23,880,000     24,431,000
Dilutive effect of stock options                                --              --      2,899,000
                                                     -------------    ------------    -----------
Shares used in diluted net income (loss) per share
    calculation                                         24,259,000      23,880,000     27,330,000
                                                     =============    ============    ===========
Diluted net income (loss) per share                  $       (0.53)   $      (0.29)   $      0.18
                                                     =============    ============    ===========

     As the Company incurred net losses in the years ended December 31, 2005 and 2004, options to purchase 6.0 million and 8.8 million shares of the Company's common stock were excluded from the computation of diluted net loss per share for those periods, as the effect would have been antidilutive. Options to purchase 699,000 shares of the Company's common stock were excluded from the computation of diluted net income per share for the year ended December 31, 2003, as the option's exercise prices were greater than the average market price of the common stock, and, therefore, the effect would have been antidilutive.

16. Segment Information

     The Company has identified its reportable segments based on its method of internal reporting and segregates its business into four primary reportable segments: Legacy Marketing, Legacy Financial, Imagent Online, and Values Financial Network. Intersegment transactions are eliminated in consolidation. The Legacy Marketing business segment includes the results of selling and administering fixed annuity and life insurance products and general corporate expenses not allocated to the Company's other segments.

     In January 2006, management of the Company decided to discontinue the operations of VFN. We will incur insignificant costs associated with exiting the operations.

     In June 2005, management of the Company authorized the dissolution of its Other segement, Legacy Reinsurance Company ("Legacy Re"). The dissolution became effective in July 2005. Legacy Re did not have any results of operations in the years ended December 31, 2005, 2004 and 2003.

                                                                             Values
                                Legacy         Legacy         Imagent       Financial                    Intercompany
                               Marketing      Financial       Online         Network        Subtotal     Eliminations     Total
                              ------------   ------------   ------------   ------------   ------------   ------------  ------------
Year Ended December 31, 2005

Total revenue                 $ 24,824,000   $  3,558,000   $    197,000   $      5,000   $ 28,584,000   $   (458,000) $ 28,126,000
Total expenses                  37,056,000      3,667,000      1,774,000        583,000     43,080,000       (458,000)   42,622,000
                              ------------   ------------   ------------   ------------   ------------   ------------  ------------
Operating loss                 (12,232,000)      (109,000)    (1,577,000)      (578,000)   (14,496,000)            --   (14,496,000)
Other income                       508,000          8,000             --             --        516,000             --       516,000
                              ------------   ------------   ------------   ------------   ------------   ------------  ------------
Loss before tax                (11,724,000)      (101,000)    (1,577,000)      (578,000)   (13,980,000)            --   (13,980,000)
Tax provision (benefit)           (475,000)        18,000       (615,000)       803,000       (269,000)            --      (269,000)
                              ------------   ------------   ------------   ------------   ------------   ------------  ------------
Net loss                      $(11,249,000)  $   (119,000)  $   (962,000)  $ (1,381,000)  $(13,711,000)  $         --  $(13,711,000)
                              ============   ============   ============   ============   ============   ============  ============

Year Ended December 31, 2004

Total revenue                 $ 34,009,000   $  3,673,000   $    275,000   $     39,000   $ 37,996,000   $   (611,000) $ 37,385,000
Total expenses                  39,909,000      3,999,000      1,133,000      1,287,000     46,328,000       (611,000)   45,717,000
                              ------------   ------------   ------------   ------------   ------------   ------------  ------------
Operating loss                  (5,900,000)      (326,000)      (858,000)    (1,248,000)    (8,332,000)            --    (8,332,000)
Other income                       522,000             --             --             --        522,000             --       522,000
                              ------------   ------------   ------------   ------------   ------------   ------------  ------------
Loss before tax                 (5,378,000)      (326,000)      (858,000)    (1,248,000)    (7,810,000)            --    (7,810,000)
Tax provision (benefit)            530,000        (33,000)      (343,000)      (497,000)      (343,000)            --      (343,000)
                              ------------   ------------   ------------   ------------   ------------   ------------  ------------
Net loss                      $ (5,908,000)  $   (293,000)  $   (515,000)  $   (751,000)  $ (7,467,000)  $         --  $ (7,467,000)
                              ============   ============   ============   ============   ============   ============  ============

Year Ended December 31, 2003

Total revenue                 $ 68,029,000   $  3,237,000   $    247,000   $     30,000   $ 71,543,000   $   (626,000) $ 70,917,000
Total expenses                  56,373,000      4,113,000      1,260,000      1,760,000     63,506,000       (626,000)   62,880,000
                              ------------   ------------   ------------   ------------   ------------   ------------  ------------
Operating income (loss)         11,656,000       (876,000)    (1,013,000)    (1,730,000)     8,037,000             --     8,037,000
Other income (loss)                391,000         (8,000)            --             --        383,000             --       383,000
                              ------------   ------------   ------------   ------------   ------------   ------------  ------------
Income (loss) before tax        12,047,000       (884,000)    (1,013,000)    (1,730,000)     8,420,000             --     8,420,000
Tax provision (benefit)          4,807,000       (323,000)      (407,000)      (686,000)     3,391,000             --     3,391,000
                              ------------   ------------   ------------   ------------   ------------   ------------  ------------
Net income (loss)             $  7,240,000   $   (561,000)  $   (606,000)  $ (1,044,000)  $  5,029,000   $         --  $  5,029,000
                              ============   ============   ============   ============   ============   ============  ============

Total assets
December 31, 2005             $ 33,532,000   $  1,751,000   $  2,995,000   $  1,653,000   $ 39,931,000   $ (9,531,000) $ 30,400,000
                              ============   ============   ============   ============   ============   ============  ============

December 31, 2004             $ 50,487,000   $  1,575,000   $  2,514,000   $  2,069,000   $ 56,645,000   $ (9,027,000) $ 47,618,000
                              ============   ============   ============   ============   ============   ============  ============

 17. Concentration of Risk

     As of December 31, 2005, Legacy Marketing sold and administered its products primarily on behalf of three unaffiliated insurance carriers: American National, Investors Insurance and Transamerica. The agreements with those carriers generated a significant portion of the Company's total consolidated revenue:

                              2005      2004       2003
                              ----      ----       ----
American National              23%       25%        37%
Investors Insurance            20%       27%        23%
Transamerica                   18%       24%        25%


     Legacy   Marketing's   revenues  are  derived   primarily  from  sales  and
administration of the following fixed annuity product series:

                                               2005    2004    2003
                                               ----    ----    ----
BenchMark(SM) series (American National)        22%     24%     37%
SelectMark(R) series (Transamerica)             18%     24%     25%
MarkOne(SM) series (Investors Insurance)        13%     23%     23%


18. Sale/Leaseback of Office Building

     On November 18, 2005, the Company sold its office buildings in Petaluma, California for $12.8 million. The Company and the third party buyer (the "Buyer") further agreed to enter into a ten year lease agreement, concurrently with the sale of the buildings, whereby the Company is leasing back (i) 71,612 square feet for a period not to exceed eighteen months and (ii) between 35,612 and 51,612 square feet for the remainder of the lease term. The monthly base rent is $1.25 per square foot and will increase annually by three percent during the term of the lease, in addition to monthly taxes and operating expenses. Pursuant to the terms of the lease, the Company paid the Buyer a security deposit of $1.0 million and advance rent of $980,000. The advance rent will be utilized to pay the monthly base rent, monthly taxes and operating expenses during the first nine months of the lease term. The security deposit will be reduced if the Company meets certain profitability criteria as specified in the Agreement.

Supplementary Data

Quarterly Financial Information (Unaudited)

                                         First Quarter    Second Quarter   Third Quarter    Fourth Quarter       Year
                                         -------------    --------------   -------------    --------------   -------------
2005
Total revenue                            $  7,336,000     $  7,143,000     $  6,749,000     $  6,898,000     $ 28,126,000
Operating loss                           $ (3,827,000)    $ (6,025,000)    $ (2,406,000)    $ (2,238,000)    $(14,496,000)
Net loss                                 $ (3,334,000)    $ (5,654,000)    $ (2,559,000)    $ (2,164,000)    $(13,711,000)
Basic and diluted earnings per share:
Loss available to common shareholders    $      (0.14)    $      (0.20)    $      (0.11)    $      (0.07)    $      (0.53)

2004
Total revenue                            $ 11,961,000     $ 10,110,000     $  7,881,000     $  7,433,000     $ 37,385,000
Operating loss                           $   (995,000)    $ (1,826,000)    $ (2,409,000)    $ (3,102,000)    $ (8,332,000)
Net loss                                 $   (520,000)    $ (1,049,000)    $ (1,403,000)    $ (4,495,000)    $ (7,467,000)
Basic and diluted earnings per share:
Loss available to common shareholders    $      (0.02)    $      (0.04)    $      (0.06)    $      (0.17)    $      (0.29)


Schedule II - Valuation and Qualifying Accounts

                                                         Additions     Deductions
                                           Balance at    charged to    charged to      Balance
                                           beginning     costs and      costs and     at end of
                                           of period      expenses      expenses        period
                                           ----------    ----------    -----------    ----------
2005
Allowance for uncollectible accounts       $  569,000    $  267,000    $ (407,000)    $  429,000
State net operating loss carryforward
    valuation allowance                    $  921,000    $  951,000    $  (30,000)    $1,842,000
State alternative minimum tax credit
    carryforward valuation allowance       $  181,000    $       --    $       --     $  181,000
Producer stock option deferred tax
    valuation allowance                    $  885,000    $   23,000    $ (467,000)    $  441,000
Federal net operating loss carryforward
    valuation allowance                    $       --    $3,954,000    $       --     $3,954,000
Federal alternative minimum tax credit
    carryforward valuation allowance       $       --    $  191,000    $       --     $  191,000
Other                                      $   76,000    $   33,000    $       --     $  109,000

2004
Allowance for uncollectible accounts       $  866,000    $   94,000    $ (391,000)    $  569,000
State net operating loss carryforward
    valuation allowance                    $  385,000    $  536,000    $       --     $  921,000
State alternative minimum tax credit
    carryforward valuation allowance       $       --    $  181,000    $       --     $  181,000
Producer stock option deferred tax
    valuation allowance                    $       --    $  885,000    $       --     $  885,000
Other                                      $       --    $   76,000    $       --     $   76,000

2003
Allowance for uncollectible accounts       $  760,000    $  306,000    $ (200,000)    $  866,000
State net operating loss carryforward
    valuation allowance                    $  362,000    $   23,000    $       --     $  385,000

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.


Item 9A. Controls and Procedures


Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives. As of December 31, 2005, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Our management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the period covered by this report.

     The Company has a Disclosure Committee, consisting of certain executives of the Company. The Disclosure Committee meets quarterly as part of the closing process and reviews each financial statement line item and footnote disclosure to ensure the impacts of all business activity and transactions have been appropriately accounted for and disclosed in the consolidated financial statements and related notes of the Company. The Disclosure Committee also reviews detailed analytics of the Company's performance and assesses the need for any additional disclosures based on the relevant reporting period's activity. The Disclosure Committee began reviewing the disclosures made by the Company in its filings with the U.S. Securities and Exchange Commission starting with the Company's Form 10-K for the year ended December 31, 2003.


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

     Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all such forms that they file. The Company believes that during 2005 all Section 16(a) filing requirements applicable to its officers, directors and ten-percent stockholders were complied with.

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

Securities Authorized For Issuance Under Equity Compensation Plans:

                            (a)                          (b)                      (c)
                                                                                  Number of shares remaining available
                            Number of shares to be       Weighted-average         for future issuance under equity
                            issued upon exercise of      exercise price of        compensation plans (excluding
Plan category               outstanding options          outstanding options      securities reflected in column (a))
--------------------        -----------------------      -------------------      ----------------------------------
Equity compensation
plans approved by
stockholders(1)             6,036,000                    $1.43                     14,964,000

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

                                     PART IV


Item 15. Exhibits and Financial Statement Schedules

      (a)  Index to Exhibits and Financial Statement Schedules:

           1.   The following financial statements are included in Item 8:

                (i)    Reports  of  Independent   Registered  Public  Accounting
                       Firms.

                (ii)   Consolidated  Balance  Sheet as of December  31, 2005 and
                       2004.

                (iii) Consolidated Statement of Operations for the years ended December 31, 2005, 2004, and 2003.

                (iv) Consolidated Statement of Shareholders' Equity for the years ended December 31, 2005, 2004, and 2003.

                (v) Consolidated Statement of Cash Flows for the years ended December 31, 2005, 2004, and 2003.

                (vi)   Notes to Consolidated Financial Statements.

           2. Financial statement schedules - schedule II - valuation and qualifying accounts (included in Item 8)

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

10(b)(1) Amendment One to the Marketing Agreement with American National Insurance Company. (8)

10(c) Administrative Services Agreement, effective February 15, 2003, between American National Insurance Company and Legacy Marketing Group. (7)

10(d)      Form of Producer Agreement.(1)

10(e) Settlement Agreement dated June 18, 1993, among the State of Georgia as receiver for and on behalf of Old Colony Life Insurance Company, other related parties and the Company.(1)

10(f)*     401(K) Profit Sharing Plan & Trust dated July 1, 1994.(1)

10(g) Marketing Agreement effective January 1, 1996 between IL Annuity and Insurance Company and Legacy Marketing Group.(2)

10(h) Insurance Processing Agreement effective January 1, 1996 between IL Annuity and Insurance Company and Legacy Marketing Group.(2)

10(i) Marketing Agreement effective May 29, 1998 between Transamerica Life Insurance and Annuity Company and Legacy Marketing Group.(4)

--------------------
*       Management contract, compensatory plan or arrangement.

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

10(i)(5)   Amendment  Five  to  Marketing   Agreement  with   Transamerica  Life
           Insurance and Annuity Company.(9)

10(i)(6) Amendment Six to Marketing Agreement with Transamerica Life Insurance and Annuity Company.(10)

10(i)(7)   Amendment  Seven  to  Marketing   Agreement  with  Transamerica  Life
           Insurance and Annuity Company. (5)

10(i)(8)   Amendment  Ninth  to  Marketing   Agreement  with  Transamerica  Life
           Insurance and Annuity Company. (5)

10(j)(1) Administrative Services Agreement effective May 29, 1998 between Transamerica Life Insurance and Annuity Company and Legacy Marketing Group, as amended. (1)
10(j)(2) Amendment to the Administrative Services Agreement with Transamerica Life Insurance and Annuity Company.(2)

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

10(l)(1) Amendment to the Administrative Services Agreement with John Hancock Life Insurance Company. (8)

10(m) Promissory Note by and between Regan Holding Corp. and Washington Mutual Bank FA, dated July 10, 2002. (7)

10(n)      Producer Stock Award and Stock Option Plan, as amended.(3)

10(n)(1)   1998 Stock Option Plan, as amended.(3)

10(o) Commercial Note between SunTrust Bank and the Company executed April 23, 2004. (12)

10(p) Administrative Services Agreement, effective June 5, 2002, between Investors Insurance Corporation and Legacy Marketing Group. (5)

10(q) Marketing Agreement, effective June 5, 2002, between Investors Insurance Corporation and Legacy Marketing Group. (5)

10(r) Agreement of Purchase and Sale between Regan Holding Corp. and Basin Street Properties, dated July 25, 2005, and related Lease, dated November 18, 2005.

10(s) Amendment to Agreement of Purchase and Sale between Regan Holding Corp. and Basin Street Properties, dated November 14, 2005.

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

REGAN HOLDING CORP.


By: /s/ Lynda L. Regan                                 Date: March 31, 2006
----------------------------------
Lynda L. Regan
Chairman of the Board of Directors and
Chief Executive Officer

By: /s/ R. Preston Pitts                               Date: March 31, 2006
----------------------------------
R. Preston Pitts
Principal Accounting and Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Lynda L. Regan                                 Date: March 31, 2006
----------------------------------
Lynda L. Regan
Chairman of the Board of Directors and Chief
Executive Officer (Principal Executive Officer)

By: /s/ R. Preston Pitts                               Date: March 31, 2006
----------------------------------
R. Preston Pitts
Director, President
(Principal Financial and Accounting Officer)

By: /s/ Donald Ratajczak                               Date: March 31, 2006
----------------------------------
Donald Ratajczak
Director

By: /s/ Ute Scott-Smith                                Date: March 31, 2006
----------------------------------
Ute Scott-Smith
Director

By: /s/ J. Daniel Speight, Jr                          Date: March 31, 2006
----------------------------------
J. Daniel Speight, Jr.
Director