Form 10-Q
period 2006-03-31
REGAN HOLDING CORP
filed 2006-05-15
CIK 870069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

or

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

Yes   [X]        No   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and non-accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [   ]

Accelerated filer  [   ]

Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [   ]     No   [X]

As of May 5, 2006, there were 23,526,000 shares of Common Stock-Series A outstanding and 550,000 shares of Common Stock-Series B outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Balance Sheet

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and cash equivalents	$1,222,000	$3,862,000
Trading investments	8,143,000	8,010,000
Accounts receivable, net of allowance of $207,000 and $227,000
at March 31, 2006 and December 31, 2005	1,520,000	1,716,000
Prepaid expenses and deposits	1,272,000	1,572,000
Total current assets	12,157,000	15,160,000
Net fixed assets	13,372,000	13,424,000
Notes receivable, net	682,000	680,000
Other assets	1,186,000	1,136,000
Total non current assets	15,240,000	15,240,000
Total assets	$27,397,000	$30,400,000

Liabilities, redeemable common stock, and shareholders' equity
Liabilities
Accounts payable and accrued liabilities	$5,628,000	$5,476,000
Income taxes payable	2,673,000	2,650,000
Current portion of notes payable	80,000	78,000
Total current liabilities	8,381,000	8,204,000
Deferred compensation payable	7,951,000	8,044,000
Deferred gain on sale of building	2,655,000	2,724,000
Other liabilities	115,000	125,000
Notes payable, less current portion	2,652,000	2,673,000
Total non-current liabilities	13,373,000	13,566,000
Total liabilities	21,754,000	21,770,000

Redeemable common stock, Series A and B	6,101,000	6,219,000

Shareholders' equity
Preferred stock, no par value: Authorized: 100,000,000 shares;
No shares issued or outstanding	-	-
Series A common stock, no par value:
Authorized: 45,000,000 shares; issued and outstanding: 20,959,000 shares
at March 31, 2006 and December 31, 2005	3,921,000	3,921,000
Paid-in capital	6,621,000	6,561,000
Accumulated deficit	(11,000,000)	(8,071,000)
Total shareholders' equity (deficit)	(458,000)	2,411,000
Total liabilities, redeemable common stock, and shareholders' equity	$27,397,000	$30,400,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
Revenue
Marketing allowances and commission overrides	$2,737,000	$3,687,000
Trailing commissions	944,000	1,091,000
Administrative fees	2,161,000	2,284,000
Other revenue	615,000	271,000

Total revenue	6,457,000	7,333,000

Expenses
Selling, general and administrative	8,012,000	9,573,000
Depreciation and amortization	803,000	925,000
Other	634,000	552,000

Total expenses	9,449,000	11,050,000

Operating loss	(2,992,000)	(3,717,000)

Other income	76,000	30,000
Interest expense	(4,000)	(3,000)
Total other income, net	72,000	27,000

Loss from continuing operations before income taxes	(2,920,000)	(3,690,000)
Provision for (benefit from) income taxes	3,000	(419,000)

Loss from continuing operations	(2,923,000)	(3,271,000)
Loss from discontinued operation	(6,000)	(63,000)
Net loss	$(2,929,000)	$(3,334,000)

Basic and diluted net loss per share:
Loss from continuing operations and net loss	$(0.12)	$(0.14)
Weighted average shares outstanding used to
compute basic and diluted net loss per share	24,147,000	24,318,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2005	20,959,000	$3,921,000	$6,561,000	$(8,071,000)	$2,411,000

Net loss				(2,929,000)	(2,929,000)

Retirement of common stock upon
mandatory repurchases			56,000		56,000

Employee stock option expense			4,000		4,000
					-
Balance March 31, 2006 (unaudited)	20,959,000	$3,921,000	$6,621,000	$(11,000,000)	$(458,000)

 See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,929,000)	$(3,334,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	803,000	986,000
Amortization of deferred gain on sale of building	(69,000)	-
Reduction of allowance for doubtful accounts	(20,000)	(147,000)
Losses (gains) on trading securities, net	(571,000)	155,000
Other	5,000	25,000
Changes in operating assets and liabilities:
Sales of trading securities, net	438,000	903,000
Accounts receivable	216,000	(352,000)
Prepaid expenses and deposits	300,000	(19,000)
Income taxes payable	23,000	(3,000)
Deferred taxes	-	(470,000)
Accounts payable and accrued liabilities	152,000	1,261,000
Deferred compensation payable	(93,000)	(337,000)
Other operating assets and liabilities	(71,000)	(745,000)
Net cash used in operating activities:	(1,816,000)	(2,077,000)

Cash flows from investing activities:
Purchases of fixed assets	(741,000)	(964,000)
Issuance of notes receivable, net	(2,000)	(260,000)
Net cash used in investing activities:	(743,000)	(1,224,000)

Cash flows from financing activities:
Payments of notes payable	(19,000)	(40,000)
Repurchases of redeemable common stock	(62,000)	(54,000)
Proceeds from exercise of common stock options	-	68,000
Net cash used in financing activities:	(81,000)	(26,000)

Net decrease in cash and cash equivalents	(2,640,000)	(3,327,000)
Cash and cash equivalents, beginning of period	3,862,000	4,348,000
Cash and cash equivalents, end of period	$1,222,000	$1,021,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1.

Basis of Presentation

The accompanying Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Regan Holding Corp. (the “Company”) and its wholly owned subsidiaries.  All intercompany transactions have been eliminated.

The Consolidated Financial Statements are unaudited but reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position and results of operations.  The results for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the entire year.  These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed by the Company with the Securities and Exchange Commission on March 31, 2006.

2.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the prospective application method prescribed by SFAS No. 123R.  Prior to the adoption of SFAS No. 123R, we accounted for stock option awards to employees in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method) and, accordingly, recognized no compensation expense for stock option awards to employees.  Stock option awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.”

Under the prospective application method, the Company is required to record compensation expense prospectively for all employee stock options awarded during the reporting period based upon the fair-value-based method prescribed by SFAS No. 123R.  The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes stock option valuation model.  The estimated fair value of employee stock option awards is amortized over the award’s vesting period on a straight-line basis.  Compensation expense related to stock options awarded in the quarter ended March 31, 2006 was immaterial.

3.

Loss per Share

	For the Three Months Ended
	March 31,
	2006	2005

Loss from continuing operations	$(2,923,000)	$(3,271,000)
Loss from discontined operation	(6,000)	(63,000)
Net loss	$(2,929,000)	$(3,334,000)

Weighted average shares used to compute basic and
diluted net loss per share	24,147,000	24,318,000
Basic and diluted net loss per share:
Loss from continuing operations and net loss	$(0.12)	$(0.14)

As the Company incurred net losses in the periods presented, options to purchase 6.0 million and 8.2 million shares of the Company’s common stock as of March 31, 2006 and 2005 were excluded from the computation of diluted net loss per share, as the effect would have been antidilutive.

4.

Discontinued Operation

In January 2006, management of the Company decided to discontinue the operation of Values Financial Network, Inc. (“VFN”).  Accordingly, VFN is reported as a discontinued operation for the three months ended March 31, 2006 and 2005.  We will incur insignificant costs associated with exiting this operation.

5.

Income Taxes

The rate of provision for (benefit from) income taxes for the three months ended March 31, 2006 and 2005 differs from the federal and state statutory rate primarily due to an increase in the valuation allowance against existing deferred tax assets in the amount of $1.1 million and $1.0 million.

6.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability.  For derivatives designated as cash flow hedges, changes in fair value of the derivative are reported as other comprehensive income and are subsequently reclassified into earnings when the hedged transaction affects earnings.  Changes in fair value of derivative instruments not considered hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

In April 2004 the Company entered into an interest rate swap agreement with a current notional amount of $2.7 million to hedge the interest expense associated with its LIBOR-based borrowings.  The Company designated the interest rate swap as a qualifying cash flow hedge under SFAS 133.

7.

Segment Information

	Total Revenue		Net Loss
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Legacy Marketing Group	$5,661,000	$6,595,000	$(2,467,000)	$(2,971,000)
Legacy Financial Services, Inc.	826,000	823,000	(86,000)	(54,000)
Imagent Online, LLC	59,000	52,000	(370,000)	(246,000)
Intercompany Eliminations	(89,000)	(137,000)	-	-

Total	$6,457,000	$7,333,000	$(2,923,000)	$(3,271,000)

	Total Assets
	March 31,	December 31,
	2006	2005

Legacy Marketing Group	$31,915,000	$33,532,000
Legacy Financial Services, Inc.	1,671,000	1,751,000
Imagent Online, LLC	3,011,000	2,995,000
Intercompany Eliminations	(9,200,000)	(7,878,000)
Total	$27,397,000	$30,400,000

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this document, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of Regan Holding Corp. and its businesses to be materially different from those expressed or implied by such forward-looking statements.  These risks, uncertainties and factors include, among other things, the following: general market conditions and the changing interest rate environment; the interruption, deterioration, or termination of our relationships with the insurance carriers who provide our products or the agents who market and sell them; the ability to develop and market new products to keep up with the evolving industry in which we operate; increased governmental regulation, especially regulations affecting insurance, reinsurance, and holding companies; the ability to attract and retain talented and productive personnel; the ability to effectively fund our working capital requirements; the risk of substantial litigation or insurance claims; and other factors referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the year ended December 31, 2005.

Regan Holding Corp. assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

Recent Industry Developments

In 2005, the Securities and Exchange Commission (“SEC”) informed certain issuers of equity-indexed annuities that it is examining whether such annuities need to be registered under the Securities Act of 1933.  On August 8, 2005, the National Association of Securities Dealers (“NASD”) issued guidance to its members indicating that broker-dealers regulated by the NASD have certain responsibilities with respect to the offer and sale of equity-indexed annuities, including an obligation to determine the suitability of such products for their customers, regardless of whether equity-indexed annuities are deemed to be securities.  Finally, some state insurance regulators are considering whether additional suitability regulations should be implemented with respect to all sales of fixed annuities, particularly with respect to senior citizens.  In California, Commissioner Garamendi issued a letter on October 7, 2005 to California life insurance companies urging them to develop suitability standards for the sale of annuity products to seniors, and the California Department of Insurance has sponsored a legislative measure that would require the industry to establish such insurer suitability standards.  The bill may be considered by the California legislature in 2006.

Our core business consists of selling fixed annuity products, on behalf of insurance carriers, through a network of independent insurance producers (“Producers”).  If the initiatives undertaken by California and other states, the Securities and Exchange Commission or the NASD with respect to equity-indexed and other annuities result in new regulation or legislation, our operations and those of our Producers could be adversely affected.  We are unable to predict whether, or which, of these initiatives will result in new laws or regulations, or whether other initiatives may affect our business and the demand for fixed annuity products marketed by Legacy Marketing.  If such initiatives result in new regulation or laws, they could have a material adverse effect on the insurance industry in general or on our financial condition and results of operations.

In recent years, the U.S. insurance regulatory framework has come under increased scrutiny.  Some state legislatures have considered laws that may alter or increase state regulation of insurance, reinsurance, and holding companies.  Moreover, the National Association of Insurance Commissioners and state insurance regulators regularly re-examine existing laws and regulations, often focusing on modifications to holding company regulations, interpretations of existing laws, and the development of new laws.  Changes in these laws and regulations or their interpretation could have a material adverse effect on our financial condition or results of operations.  In addition, the U.S. Congress has considered statutes that would impose certain national uniform standards and repeal the McCarran-Ferguson antitrust exemption for the business of insurance.  While no legislation is currently pending, the U.S. Congress could adopt laws or regulations that could have a material adverse effect on our financial condition or results of operations.

Legacy Financial Services, Inc. (“Legacy Financial”) is registered as a broker-dealer with, and is subject to regulation by, the SEC, NASD, Municipal Securities Rulemaking Board, and various state agencies. This regulation covers matters such as capital requirements, recordkeeping and reporting requirements, and employee-related matters, including qualification and licensing of supervisory and sales personnel. Any proceeding alleging violation of, or noncompliance with, laws and regulations applicable to Legacy Financial could harm its business, financial condition, results of operations, and business prospects. In addition, changes in federal legislation, state legislation, court decisions and administrative policies could significantly and adversely affect the securities industry in general and Legacy Financial’s business in particular.

Regan Holding Corp. Consolidated

We had a consolidated net loss of $2.9 million during the three months ended March 31, 2006, compared to a consolidated net loss of $3.3 million during the same period in 2005.  On a pre-tax basis, our loss for the quarter ended March 31, 2006 was also $2.9 million, compared to a pre-tax loss of $3.7 million during the same period in 2005.  The decreased net losses of $400,000 were primarily due to lower net losses incurred by Legacy Marketing Group (“Legacy Marketing”), partially offset by increased losses from Imagent Online, LLC (“Imagent”).

Legacy Marketing

Legacy Marketing’s revenue decreased $934,000 (14%) in the three months ended March 31, 2006, compared to the same period in 2005, primarily due to decreases in marketing allowances and commissions, partially offset by an increase in other revenue.  Marketing allowances and commissions decreased $1.1 million primarily due to an overall decrease in sales of fixed annuities issued by Legacy Marketing’s carriers.   Other revenue increased $309,000 primarily due to a new product implementation fee.

Legacy Marketing experienced a decrease in sales of fixed annuity products issued by Investors Insurance Corporation (“Investors Insurance”) in the three months ended March 31, 2006 compared to the same period in 2005.  The decrease was primarily because we discontinued selling fixed annuity products issued by Investors Insurance in certain states during the third quarter of 2005 due to changes in regulatory requirements related to minimum guaranteed rates.  Revenues derived from the sales and administration of Investors Insurance products decreased $1.2 million in the three months ended March 31, 2006, compared to the same period in 2005 and accounted for 9% and 24% of our total consolidated revenue for the three months ended March 31, 2006 and 2005.

The fixed annuity industry is experiencing a relative shift in sales from declared rate annuities to equity-indexed annuities.  This has negatively impacted sales of declared rate annuity products issued by American National Insurance Company (“American National”). Revenue derived from sales and administration of American National products decreased $493,000 during the three months ended March 31, 2006, compared to the same period in 2005.  Revenue from sales and administration of American National products accounted for approximately 22% and 26% of our total consolidated revenue for the three months ended March 31, 2006 and 2005.

Revenues derived from sales and administration of Transamerica Life Insurance Company (“Transamerica”) products decreased $253,000 during the three months ended March 31, 2006, compared to the same period in 2005 primarily due to a decrease in additional premium payments.  Transamerica products accounted for approximately 18% and 19% of our total consolidated revenue for the three months ended March 31, 2006 and 2005.  Legacy Marketing is not currently marketing Transamerica products, but continues to administer existing products and to accept additional premium payments, subject to applicable additional deposit rules for these products.

Legacy Marketing’s fixed annuity product sales were positively impacted in the three months ended March 31, 2006, as compared to the same period in 2005, by revenue derived from sales and administration of products issued by Americom Life & Annuity Insurance Company (“Americom”).  We introduced a new product issued by Americom in late 2005, which is the primary reason for our growth in revenue from Americom products.  Revenue derived from sales and administration of Americom products increased $686,000 during the three months ended March 31, 2006, compared to the same period in 2005, and accounted for approximately 16% and 5% of our total consolidated revenue for the three months ended March 31, 2006 and 2005.

During the three months ended March 31, 2006, Legacy Marketing sold and administered products primarily on behalf of four unaffiliated insurance carriers: American National, Transamerica, Americom and Investors Insurance.  As indicated below, the agreements with these carriers generated a significant portion of our total consolidated revenue:

	Three Months Ended
	March 31,
	2006	2005
American National	22%	26%
Transamerica	18%	19%
Americom	16%	5%
Investors Insurance	9%	24%

Our consolidated revenues were derived primarily from sales and administration of the following annuity products:

	Three Months Ended
	March 31,
	2006	2005
BenchMark(SM) series (sold on behalf of American National)	20%	24%
SelectMark® series (sold on behalf of Transamerica)	18%	19%
AmeriMark(SM) series (sold on behalf of Americom)	16%	5%
MarkOne(SM) series (sold on behalf of Investors Insurance)	5%	18%

Legacy Marketing’s operating expenses decreased $1.6 million (17%) in the quarter ended March 31, 2006 compared to the same period in 2005.  Selling, general and administrative expenses decreased $1.6 million (18%) mainly due to a decrease in compensation and benefits expense as the result of reduced employee headcount, and lower sales promotion and support expenses primarily due to lower sales volume.

Legacy Marketing has established a valuation allowance related primarily to its federal and state deferred tax assets, which increased $1.6 million and $923,000 for the three months ended March 31, 2006 and 2005.

On June 14, 2005, and in connection with the originally scheduled expiration of the administrative agreement with IL Annuity on December 31, 2005, the Company agreed with AmerUs Annuity Group Co. (“AmerUs”), the parent company of IL Annuity, on the process to be followed to transition to AmerUs the administration of certain IL Annuity insurance contracts, which the Company has been administering under the terms of the administrative agreement since January 1, 1996.  On December 19, 2005, AmerUs and the Company agreed to extend the term of the administrative agreement through April 30, 2006.  In the three months ended March 31, 2006, we received approximately $408,000 in gross revenue under the administrative agreement.  The expiration of the administrative agreement does not affect the commissions earned by Legacy Marketing on additional premium received or assets under management with respect to the underlying IL Annuity insurance contracts.

Legacy Financial

During the first quarter of 2006, Legacy Financial had a net loss of $86,000, compared to a net loss of $54,000 during the same period in 2005.  The increased losses in the first quarter of 2006 were primarily due to an increase in the valuation allowance against Legacy Financial’s deferred tax assets of $34,000.

Imagent

Imagent had a net loss of $370,000 during the three months ended March 31, 2006, compared to a net loss of $246,000 during the same period in 2005.  The increased losses were primarily due to an increase in the valuation allowance against Imagent’s deferred tax assets of $98,000.

Liquidity and Capital Resources

Our cash provided by or used in operating activities generally follows the trend in our revenue and operating results.  Our cash used in operating activities in the three months ended March 31, 2006 and 2005 of $1.8 million and $2.0 million was primarily the result of our net loss, partially offset by non-cash charges such as depreciation and amortization, and also offset by proceeds from the sales of trading securities.  Other uses of cash during the three months ended March 31, 2006 consisted of gains on trading securities.  In the three months ended March 31, 2005, an increase in accounts payable and accrued liabilities contributed to an increase in cash, which was mostly offset by a decrease in other operating liabilities and deferred tax liabilities.

Net cash used in investing activities of $743,000 and $1.2 million for the three months ended March 31, 2006 and 2005 primarily consisted of purchases of fixed assets.

Net cash used in financing activities during the three months ended March 31, 2006 and 2005 of $81,000 and $26,000 reflected repurchases of our redeemable common stock and payments of notes payable, which was partially offset by proceeds from the exercise of common stock options of $68,000 during the three months ended March 31, 2005.

We used $1.8 million of cash in our operations and incurred consolidated net losses of $2.9 million during the three months ended March 31, 2006.  If our consolidated net losses continue, or if requests to repurchase redeemable common stock increase significantly, a cash shortfall could ultimately occur.  We believe that existing cash and investment balances, together with anticipated cash flow from operations, will provide sufficient funding for the foreseeable future.  Furthermore, we have lowered our cost structure by reducing our employee headcount and eliminating consulting costs on several corporate initiatives.  However, in the event that a cash shortfall does occur, we believe that adequate financing could be obtained to meet our cash flow needs.  There can be no assurances that such financing would be available on favorable terms.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk, interest rate risk, credit risk, or equity price risk since December 31, 2005.  Please see our Annual Report on Form 10-K for the year ended December 31, 2005 for more information concerning Quantitative and Qualitative Disclosures About Market Risk.

Item 4.

Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives.  As of March 31, 2006, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  Our management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there have been no such changes during the period covered by this report.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

From time to time, we are involved in various claims and legal proceedings arising in the ordinary course of business.  There have been no material changes to any legal matters from those reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A.   Risk Factors

There have been no material changes to our risk factors from those reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.

Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

As described in our Annual Report on Form 10-K for the year ended December 31, 2005, we are obligated to redeem certain shares of Series A Common Stock and Series B Common Stock at the election of the holders of such shares upon the receipt of such elections.  During the first quarter of 2006, we purchased shares as specified below.  We have not publicly announced a plan or program to buy back shares of our common stock and have no control over the amount or timing of purchases we are required to make under the redemption provisions and subject to applicable law.  All purchases listed below were of redeemable common stock we were obligated to purchase when holders of redeemable shares exercised their right to put the shares to the Company in accordance with their terms.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased under the Plans or Programs (2)

January 1, 2006
through
January 31, 2006	5,000	(1)	$1.09	N/A	N/A
February 1, 2006
through
February 28, 2006	29,000	(1)	$1.09	N/A	N/A
March 1, 2006
through
March 31, 2006	35,000	(1)	$0.69	N/A	N/A

Total	69,000		$0.89

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

REGAN HOLDING CORP.

Date: May 12, 2006	Signature:	/s/ R. Preston Pitts
R. Preston Pitts
President, Chief Operating Officer and Chief Financial Officer

Exhibit 31.1

CERTIFICATION

I, Lynda L. Regan, certify that:

1.

I have reviewed this Quarterly Report on Form 10-Q of Regan Holding Corp.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:

May 12, 2006

/s/ Lynda L. Regan

Name:  Lynda L. Regan

Title:  Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, R. Preston Pitts, certify that:

1.

I have reviewed this Quarterly Report on Form 10-Q of Regan Holding Corp.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:

May 12, 2006

/s/ R. Preston Pitts

Name:  R. Preston Pitts

Title:  Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Lynda L. Regan, Chief Executive Officer of Regan Holding Corp. (the “Company”), hereby certify, to the best of my knowledge, that the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:

May 12, 2006

/s/ Lynda L. Regan

Name:  Lynda L. Regan

Title:  Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Regan Holding Corp. and will be retained by Regan Holding Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, R. Preston Pitts, Chief Financial Officer of Regan Holding Corp.(the “Company”), hereby certify, to the best of my knowledge, that the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:

May 12, 2006

/s/ R. Preston Pitts

Name:  R. Preston Pitts

Title:  Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Regan Holding Corp. and will be retained by Regan Holding Corp. and furnished to the Securities and Exchange Commission or its staff upon request.