Form 10-Q
period 2006-06-30
REGAN HOLDING CORP
filed 2006-08-14
CIK 870069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

or

☐

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

Yes   ☒      No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and non-accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐

Accelerated filer   ☐

Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐      No   ☒

As of August 4, 2006, there were 23,525,000 shares of Common Stock-Series A outstanding and 550,000 shares of Common Stock-Series B outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Balance Sheet

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and cash equivalents	$ 1,493,000	$ 3,862,000
Trading investments	7,379,000	8,010,000
Accounts receivable, net of allowance of $200,000 and $227,000
at June 30, 2006 and December 31, 2005	1,814,000	1,716,000
Prepaid expenses and deposits	733,000	1,572,000
Income taxes receivable	25,000	-
Total current assets	11,444,000	15,160,000
Net fixed assets	13,004,000	13,424,000
Notes receivable, net	288,000	680,000
Other assets	1,212,000	1,136,000
Total non current assets	14,504,000	15,240,000
Total assets	$ 25,948,000	$ 30,400,000

Liabilities, redeemable common stock, and shareholders' equity
Liabilities
Accounts payable and accrued liabilities	$ 6,802,000	$ 5,476,000
Income taxes payable	-	2,650,000
Current portion of notes and loan payable	1,184,000	78,000
Total current liabilities	7,986,000	8,204,000
Deferred compensation payable	7,365,000	8,044,000
Deferred gain on sale of building	2,571,000	2,724,000
Other liabilities	126,000	125,000
Notes payable, less current portion	2,632,000	2,673,000
Total non current liabilities	12,694,000	13,566,000
Total liabilities	20,680,000	21,770,000

Redeemable common stock, Series A and B	5,897,000	6,219,000

Shareholders' equity
Preferred stock, no par value: Authorized: 100,000,000 shares;
No shares issued or outstanding	-	-
Series A common stock, no par value:
Authorized: 45,000,000 shares; issued and outstanding: 20,959,000
shares at June 30, 2006 and December 31, 2005	3,921,000	3,921,000
Paid-in capital	6,650,000	6,561,000
Accumulated deficit	(11,200,000)	(8,071,000)
Total shareholders' equity (deficit)	(629,000)	2,411,000
Total liabilities, redeemable common stock, and shareholders' equity	$ 25,948,000	$ 30,400,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue
Marketing allowances and commission overrides	$ 4,152,000	$ 3,527,000	$ 6,890,000	$ 7,214,000
Trailing commissions	901,000	1,038,000	1,845,000	2,129,000
Administrative fees	1,959,000	2,310,000	4,119,000	4,594,000
Other revenue	450,000	267,000	1,064,000	539,000

Total revenue	7,462,000	7,142,000	13,918,000	14,476,000

Expenses
Selling, general and administrative	9,098,000	8,271,000	17,111,000	17,842,000
Depreciation and amortization	898,000	1,157,000	1,699,000	2,083,000
Internal use software impairment loss	-	2,939,000	-	2,939,000
Other	560,000	707,000	1,194,000	1,259,000

Total expenses	10,556,000	13,074,000	20,004,000	24,123,000

Operating loss	(3,094,000)	(5,932,000)	(6,086,000)	(9,647,000)

Other income	45,000	384,000	121,000	414,000
Interest expense	(12,000)	(10,000)	(16,000)	(13,000)
Total other income, net	33,000	374,000	105,000	401,000

Loss from continuing operations before income taxes	(3,061,000)	(5,558,000)	(5,981,000)	(9,246,000)
Benefit from income taxes	(2,696,000)	(37,000)	(2,693,000)	(456,000)

Loss from continuing operations	(365,000)	(5,521,000)	(3,288,000)	(8,790,000)
Loss from discontinued operation, net of tax	(1,000)	(133,000)	(6,000)	(196,000)

Net loss	(366,000)	(5,654,000)	(3,294,000)	(8,986,000)
Reduction of redeemable common stock	165,000	871,000	165,000	871,000
Net loss available to common shareholders	$ (201,000)	$ (4,783,000)	$ (3,129,000)	$ (8,115,000)

Basic and diluted net loss per share:
Loss from continuing operations	$ (0.02)	$ (0.23)	$ (0.14)	$ (0.36)
Net loss	$ (0.02)	$ (0.23)	$ (0.14)	$ (0.37)
Net loss available to common shareholders	$ (0.01)	$ (0.20)	$ (0.13)	$ (0.33)
Weighted average shares outstanding used to
compute basic and diluted net loss per share amounts	24,081,000	24,317,000	24,114,000	24,318,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity (Deficit)
(Unaudited)

	Series A Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2005	20,959,000	$ 3,921,000	$ 6,561,000	$ (8,071,000)	$ 2,411,000

Net loss				(3,294,000)	(3,294,000)

Exercise of stock options	-	-			-

Retirement of common stock upon
mandatory repurchases			79,000		79,000

Reduction to redemption value of
redeemable common stock				165,000	165,000

Employee stock option expense			4,000		4,000

Producer stock option expense			6,000		6,000

Balance June 30, 2006 (unaudited)	20,959,000	$ 3,921,000	$ 6,650,000	$(11,200,000)	$ (629,000)

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (3,294,000)	$ (8,986,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,699,000	2,204,000
Amortization of deferred gain on sale of building	(153,000)	-
Losses on write-off of fixed assets	6,000	3,034,000
Reduction of allowance for doubtful accounts	(27,000)	(252,000)
Losses (gains) on trading securities, net	(356,000)	63,000
Stock option compensation expense	10,000	8,000
Changes in operating assets and liabilities:
Sales of trading securities, net	987,000	1,640,000
Receivable from SCOR Life U.S. Re Insurance Company	-	(334,000)
Accounts receivable	(71,000)	109,000
Prepaid expenses and deposits	839,000	19,000
Income taxes payable, net	(2,675,000)	(1,000)
Deferred taxes	-	(470,000)
Accounts payable and accrued liabilities	1,326,000	928,000
Deferred compensation payable	(679,000)	(222,000)
Other operating assets and liabilities	(97,000)	(651,000)
Net cash used in operating activities:	(2,485,000)	(2,911,000)

Cash flows from investing activities:
Purchases of fixed assets	(1,263,000)	(1,588,000)
Proceeds from (issuance of) notes receivable, net	392,000	(227,000)
Net cash used in investing activities:	(871,000)	(1,815,000)

Cash flows from financing activities:
Proceeds from notes and loan payable	1,103,000	1,618,000
Payments of notes payable	(38,000)	(88,000)
Repurchases of redeemable common stock	(78,000)	(242,000)
Stock option exercises	-	69,000
Net cash provided by financing activities:	987,000	1,357,000

Net decrease in cash and cash equivalents	(2,369,000)	(3,369,000)
Cash and cash equivalents, beginning of period	3,862,000	4,348,000
Cash and cash equivalents, end of period	$ 1,493,000	$ 979,000

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

The Consolidated Financial Statements are unaudited but reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position and results of operations.  The results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire year.  These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed by the Company with the Securities and Exchange Commission on March 31, 2006.

2.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the prospective application method prescribed by SFAS No. 123R.  Prior to the adoption of SFAS No. 123R, the Company accounted for stock option awards to employees in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method) and, accordingly, recognized no compensation expense for stock option awards to employees.  Stock option awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.”

Under the prospective application method, the Company is required to record compensation expense prospectively for all employee stock options awarded during the reporting period based upon the fair-value-based method prescribed by SFAS No. 123R.  The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes stock option valuation model.  The estimated fair value of employee stock option awards is amortized over the award’s vesting period on a straight-line basis.  Compensation expense related to stock options awarded in the six months ended June 30, 2006 was immaterial.

3.

Loss per Share

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Loss from continuing operations	$ (365,000)	$ (5,521,000)	$ (3,288,000)	$ (8,790,000)
Loss from discontinued operations	(1,000)	(133,000)	(6,000)	(196,000)
Net loss	(366,000)	(5,654,000)	(3,294,000)	(8,986,000)
Reduction to redeemable common stock	165,000	871,000	165,000	871,000
Net loss available to common shareholders	$ (201,000)	$(4,783,000)	$ (3,129,000)	$ (8,115,000)

Weighted average shares used to compute basic and
diluted net loss per share amounts	24,081,000	24,317,000	24,114,000	24,318,000
Basic and diluted net loss per share:
Loss from continuing operations	$ (0.02)	$ (0.23)	$ (0.14)	$ (0.36)
Net loss	$ (0.02)	$ (0.23)	$ (0.14)	$ (0.37)
Net loss available to common shareholders	$ (0.01)	$ (0.20)	$ (0.13)	$ (0.33)

As the Company incurred net losses in the periods presented, options to purchase 6.0 million and 8.1 million shares of the Company’s common stock as of June 30, 2006 and 2005 were excluded from the computation of diluted net loss per share, as the effect would have been antidilutive.

4.

Discontinued Operation

In January 2006, management of the Company decided to discontinue the operation of Values Financial Network, Inc. (“VFN”).  Accordingly, VFN is reported as a discontinued operation for the three months and six months ended June 30, 2006 and 2005.

5.

Income Taxes

The rate of benefit from income taxes differed from the federal and state statutory rate for each of the periods presented, which was primarily due to the following:  in the three and six months ended June 30, 2006, the Company had a benefit from income taxes of approximately $2.7 million resulting from a settlement of prior years’ tax matters.  In addition, there was an increase in the valuation allowance against existing deferred tax assets in the amount of $1.2 million and $2.3 million for the three and six months ended June 30, 2006, and $2.2 million and $3.3 million for the three and six months ended June 30, 2005.

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

In 2005, the Company conducted further independent research, including consultation with industry experts about software solutions currently available in the marketplace and the benefits that companies, which are employing these systems, are receiving. In the second quarter of 2005, the Company concluded that the advances in technology and functionality that these new designs have delivered, along with the associated financial benefits, are greater than the Company would realize by completing its plans to implement its new administration system.  In addition, the vendor of the Company’s new administration system announced that it will no longer be providing the appropriate updates for the system to the licensed users for all future regulatory changes, and that it will be the responsibility of each company that uses the system to modify the system for such changes.  As a result, management determined that the internal use software project associated with the new administration system had been impaired, and in the second quarter of 2005, the Company recorded a write-off of $2.9 million associated with abandoned components of the internal use software project.

8.

Loan Payable

During the three months ended June 30, 2006, the Company obtained loans from its investment broker. The loans bear interest at the lender's base lending rate plus a surcharge based on the amount of the loans  (9.5%-10.75% at June 30, 2006), and are collateralized by the Company's investment portfolio.  As of June 30, 2006, $1.1 million remained payable under this arrangement.

9.

 Segment Information

	Total Revenue				Loss from Continuing Operations
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005

Legacy Marketing Group	$ 6,677,000	$ 6,339,000	$12,336,000	$12,934,000	$ 375,000	$(4,784,000)	$ (2,091,000)	$ (7,756,000)
Legacy Financial
Services, Inc.	832,000	896,000	1,659,000	1,720,000	(380,000)	(75,000)	(469,000)	(127,000)
Imagent Online, LLC	41,000	46,000	100,000	98,000	(360,000)	(662,000)	(728,000)	(907,000)
Intercompany
Eliminations	(88,000)	(139,000)	(177,000)	(276,000)	-	-	-	-

Total	$ 7,462,000	$ 7,142,000	$13,918,000	$14,476,000	$(365,000)	$(5,521,000)	$ (3,288,000)	$ (8,790,000)

	Total Assets
	June 30,	December 31,
	2006	2005

Legacy Marketing Group	$ 30,379,000	$ 33,532,000
Legacy Financial Services, Inc.	1,468,000	1,751,000
Imagent Online, LLC	2,980,000	2,995,000
Intercompany Eliminations	(8,879,000)	(7,878,000)
Total	$ 25,948,000	$ 30,400,000

10.

 Subsequent Event

On July 20, 2006, Legacy Marketing Group (the “Borrower”), the primary operating subsidiary of the Company, entered into a credit agreement (the “Agreement”) with Washington National Insurance Company (the “Lender”).  Pursuant to the terms of the Agreement, the Lender will make a non-revolving multiple advance term loan (the “Term Loan”) to the Borrower totaling $6.0 million.

Pursuant to the terms of the Agreement, beginning July 1, 2007, the Borrower is required to make quarterly principal payments on the Term Loan equal to a percentage of the outstanding principal balance of the Term Loan as of June 30, 2007, as follows:  3.75% of the balance for the first four payments, 5.0% of the balance for the next twelve payments and 6.25% of the balance for the final four payments.  The quarterly principal payments will be reduced, in order of maturity, by any optional prepayments by the Borrower or prepayments resulting from prepayment events specified in the Agreement. Additionally, beginning March 31, 2008, the Borrower will be required to semi-annually prepay the Term Loan on March 31 and September 30 in an amount equal to fifty percent of the Company’s excess cash flow (as defined in the Agreement) for the immediately preceding six month periods ended December 31 and June 30, subject to certain conditions specified in the Agreement.  Interest on the unpaid principal balance of the Term Loan will generally be payable on a quarterly basis and will accrue at the Prime-based Rate (as defined in the Agreement) plus 2.5% or at the LIBOR-based rate (as defined in the Agreement) plus 3.5%, subject to certain conditions specified in the Agreement.  The principal balance and accrued interest on the Term Loan will be payable in full by April 1, 2012.

The Term Loan is primarily secured by Regan Holding Corp.’s bank and securities accounts, equipment and investment property, and the Borrower’s obligations are currently guaranteed by Regan Holding Corp., Legacy Advisory Services, Inc., Imagent Online LLC and certain shareholders of Regan Holding Corp.  In addition, the Borrower is required to comply with other financial and non-financial covenants specified in the Agreement.  In the event of default under the Agreement, the entire balance of the Term Loan would become immediately payable unless the Borrower obtains a waiver from the Lender.

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

Recent Industry Developments

In 2005, the Securities and Exchange Commission (“SEC”) informed certain issuers of equity-indexed annuities that it is examining whether such annuities need to be registered under the Securities Act of 1933.  On August 8, 2005, the National Association of Securities Dealers (“NASD”) issued guidance to its members indicating that broker-dealers regulated by the NASD have certain responsibilities with respect to the offer and sale of equity-indexed annuities, including an obligation to determine the suitability of such products for their customers, regardless of whether equity-indexed annuities are deemed to be securities.  Finally, some state insurance regulators are considering whether additional suitability regulations should be implemented with respect to all sales of fixed annuities, particularly with respect to senior citizens.  In California, Commissioner Garamendi issued a letter on October 7, 2005, to California life insurance companies urging them to develop suitability standards for the sale of annuity products to seniors, and the California Department of Insurance sponsored a legislative measure that would have required the industry to establish such insurer suitability standards.  The bill was considered by the California legislature but failed to be passed in June 2006.  The bill cannot be taken up again this year unless a rule waiver is obtained.  There can be no assurance that this or similar bills will not be introduced in future years.

Our core business consists of selling fixed annuity products, on behalf of insurance carriers, through a network of independent insurance producers (“Producers”).  If the initiatives undertaken by California and other states, the Securities and Exchange Commission or the NASD with respect to equity-indexed and other annuities result in new regulation or legislation, our operations and those of our Producers could be adversely affected.  We are unable to predict whether, or which, of these initiatives will result in new laws or regulations, or whether other initiatives may affect our business and the demand for fixed annuity products marketed by Legacy Marketing Group (“Legacy Marketing”).  If such initiatives result in new regulation or laws, they could have a material adverse effect on the insurance industry in general or on our financial condition and results of operations.

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

Results of Operations

Our revenue increased $320,000 (4%) in the three months ended June 30, 2006, compared to the same period in 2005, primarily due to increases in marketing allowances and commissions from increased fixed annuity sales, partially offset by a decrease in administrative fees revenue.  Our revenue decreased $558,000 (4%) in the six months ended June 30, 2006, compared to the same period in 2005, primarily due to decreases in marketing allowances and commissions from lower fixed annuity sales, partially offset by an increase in other revenue primarily due to an increase in new product implementation fees.

Our revenue was positively impacted in the three and six months ended June 30, 2006, by sales and administration of products issued by Washington National Insurance Company (“Washington National”), an unaffiliated insurance carrier.  In October 2005, Legacy Marketing entered into marketing and administrative services agreements with Washington National and began marketing and administering Washington National products in March 2006.  Revenues derived from sales and administration of Washington National products were $1.5 million and $1.6 million for the three months and six months ended June 30, 2006, and accounted for approximately 21% and 11% of our total consolidated revenue for the three months and six months ended June 30, 2006.

Our revenue was positively impacted in the three months and six months ended June 30, 2006, by sales and administration of products issued by Americom Life & Annuity Insurance Company (“Americom”).  We introduced a new product series issued by Americom in late 2005, which is the primary reason for our growth in revenue from sales of Americom products.  Revenue derived from sales and administration of Americom products increased $397,000 and $1.1 million during the three months and six months ended June 30, 2006, compared to the same periods in 2005.

We experienced a decrease in sales of fixed annuity products issued by Investors Insurance Corporation (“Investors Insurance”) during the three months and six months ended June 30, 2006, compared to the same periods in 2005.  The decrease was primarily because we discontinued selling fixed annuity products issued by Investors Insurance in certain states during the third quarter of 2005 due to changes in regulatory requirements related to minimum guaranteed rates.  Revenues derived from the sales and administration of Investors Insurance products decreased $1.0 million and $2.2 million in the three months and six months ended June 30, 2006, compared to the same periods in 2005.

The fixed annuity industry is experiencing a relative shift in sales from declared rate annuities to equity-indexed annuities.  This has negatively impacted sales of declared rate annuity products issued by American National Insurance Company (“American National”). Revenue derived from sales and administration of American National products decreased $176,000 and $670,000 during the three months and six months ended June 30, 2006, compared to the same periods in 2005.

Revenues derived from sales and administration of Transamerica Life Insurance Company (“Transamerica”) products decreased $243,000 and $496,000 during the three months and six months ended June 30, 2006, compared to the same periods in 2005 primarily due to a decrease in additional premium payments.  Legacy Marketing is not currently marketing Transamerica products, but continues to administer existing products and to accept additional premium payments, subject to applicable additional deposit rules for these products.

On June 14, 2005, and in connection with the originally scheduled expiration of the administrative agreement with IL Annuity on December 31, 2005, Legacy Marketing agreed with AmerUs Annuity Group Co. (“AmerUs”), the parent company of IL Annuity, on the process to be followed to transition to AmerUs the administration of certain IL Annuity insurance contracts, which Legacy Marketing had been administering under the terms of the administrative agreement since January 1, 1996.  On December 19, 2005, AmerUs and Legacy Marketing agreed to extend the term of the administrative agreement through April 30, 2006.  Revenue from sales and administration of IL Annuity products decreased $326,000 and $430,000 during the three months and six months ended June 30, 2006, compared to the same periods in 2005.  The expiration of the administrative agreement does not affect the commissions earned by Legacy Marketing on additional premium received or assets under management with respect to the underlying IL Annuity insurance contracts.

During the three months and six months ended June 30, 2006 and 2005, Legacy Marketing sold and administered products primarily on behalf of five unaffiliated insurance carriers: American National, Transamerica, Americom, Washington National and Investors Insurance.  As indicated below, the agreements with these carriers generated a significant portion of our total consolidated revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
American National	20%	24%	21%	25%
Transamerica	15%	19%	16%	19%
Americom	14%	9%	15%	7%
Washington National	21%	0%	11%	0%
Investors Insurance	7%	21%	8%	23%

Our consolidated revenues were derived primarily from sales and administration of the following annuity products:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
BenchMark(SM) series (sold on behalf of American National)	20%	23%	20%	24%
SelectMark® series (sold on behalf of Transamerica)	15%	19%	16%	19%
AmeriMark(SM) series (sold on behalf of Americom)	14%	9%	15%	7%
RewardMark(SM) series (sold on behalf of Washington National)	21%	0%	11%	0%
MarkOne(SM) series (sold on behalf of Investors Insurance)	3%	13%	4%	16%

We incurred an impairment charge of $2.9 million for internal use software during the three months ended June 30, 2005.  Excluding this charge, our operating expenses increased $421,000 (4%) in the three months ended June 30, 2006, compared to the same period in 2005 and decreased $1.2 million (6%) in the six months ended June 30, 2006, compared to the same period in 2005.  Selling, general and administrative expenses increased $827,000 (10%) during the three months ended June 30, 2006, compared to the same period in 2005, mainly due to an increase in sales incentive program costs and legal fees.  Selling, general and administrative expenses decreased $731,000 (4%) during the six months ended June 30, 2006, compared to the same period in 2005, mainly due to a decrease in compensation and benefits expense as a result of reduced employee headcount.

We had a benefit from income taxes of approximately $2.7 million in the three months and six months ended June 30, 2006 resulting from a settlement of prior years’ tax matters.  In addition, we have established a valuation allowance related primarily to our federal and state deferred tax assets, which increased $1.2 million and $2.2 million for the three months ended June 30, 2006 and 2005, and $2.3 million and $3.3 million for the six months ended June 30, 2006 and 2005.

Liquidity and Capital Resources

Our cash provided by or used in operating activities generally follows the trend in our revenue and operating results.  Our cash used in operating activities in the six months ended June 30, 2006 and 2005 of $2.5 million and $2.9 million was primarily the result of our net loss, partially offset by non-cash charges such as depreciation and amortization and losses on write-off of fixed assets, and also offset by proceeds from the sales of trading securities.  In the six months ended June 30, 2006, a non-cash decrease in income taxes payable resulting from a settlement of prior years’ tax matters and a decrease in deferred compensation payable contributed to a decrease in cash used in operating activities.  These decreases were partially offset by an increase in accrued liabilities and a decrease in prepaid expenses.  In the six months ended June 30, 2005, an increase in accrued liabilities contributed to an increase in cash provided by operating activities, which was partially offset by a decrease in other liabilities.

Net cash used in investing activities of $871,000 and $1.8 million for the six months ended June 30, 2006 and 2005, primarily consisted of purchases of fixed assets.

Net cash provided by financing activities of $987,000 and $1.4 million for the six months ended June 30, 2006 and 2005, primarily consisted of proceeds from loans received from our investment broker.

On July 20, 2006, Legacy Marketing Group (the “Borrower”), the primary operating subsidiary of Regan Holding Corp., entered into a credit agreement (the “Agreement”) with Washington National Insurance Company (the “Lender”).  Pursuant to the terms of the Agreement, the Lender will make a non-revolving multiple advance term loan (the “Term Loan”) to the Borrower totaling $6.0 million.

Pursuant to the terms of the Agreement, beginning July 1, 2007, the Borrower is required to make quarterly principal payments on the Term Loan equal to a percentage of the outstanding principal balance of the Term Loan as of June 30, 2007, as follows:  3.75% of the balance for the first four payments, 5.0% of the balance for the next twelve payments and 6.25% of the balance for the final four payments.  The quarterly principal payments will be reduced, in order of maturity, by any optional prepayments by the Borrower or prepayments resulting from prepayment events specified in the Agreement. Additionally, beginning March 31, 2008, the Borrower will be required to semi-annually prepay the Term Loan on March 31 and September 30 in an amount equal to fifty percent of Regan Holding Corp.’s excess cash flow (as defined in the Agreement) for the immediately preceding six month periods ended December 31 and June 30, subject to certain conditions specified in the Agreement.  Interest on the unpaid principal balance of the Term Loan will generally be payable on a quarterly basis and will accrue at the Prime-based Rate (as defined in the Agreement) plus 2.5% or at the LIBOR-based rate (as defined in the Agreement) plus 3.5%, subject to certain conditions specified in the Agreement.  The principal balance and accrued interest on the Term Loan will be payable in full by April 1, 2012.

The Term Loan is primarily secured by Regan Holding Corp.’s bank and securities accounts, equipment and investment property, and the Borrower’s obligations are currently guaranteed by Regan Holding Corp., Legacy Advisory Services, Inc., Imagent Online LLC and certain shareholders of Regan Holding Corp.  In addition, the Borrower is required to comply with other financial and non-financial covenants specified in the Agreement.  In the event of default under the Agreement, the entire balance of the Term Loan would become immediately payable unless the Borrower obtains a waiver from the Lender.

We used $2.5 million of cash in our operations and incurred consolidated net losses of $3.3 million during the six months ended June 30, 2006.  If our consolidated net losses continue, a cash shortfall could ultimately occur.  We believe that existing cash and investment balances, together with anticipated proceeds from the term loan and cash flow from operations, will provide sufficient funding for the foreseeable future.  Furthermore, we have lowered our cost structure by reducing our employee headcount and eliminating consulting costs on several corporate initiatives.  However, in the event that a cash shortfall does occur, we believe that adequate financing could be obtained to meet our cash flow needs.  There can be no assurances that such financing would be available on favorable terms.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk, interest rate risk, credit risk, or equity price risk since December 31, 2005.  Please see our Annual Report on Form 10-K for the year ended December 31, 2005 for more information concerning Quantitative and Qualitative Disclosures About Market Risk.

Item 4.

Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives.  As of June 30, 2006, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  Our management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there have been no such changes during the period covered by this report.

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

Item 2.

Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

As described in our Annual Report on Form 10-K for the year ended December 31, 2005, we are obligated to redeem certain shares of Series A Common Stock and Series B Common Stock at the election of the holders of such shares upon the receipt of such elections.  During the second quarter of 2006, we purchased shares as specified below.  We have not publicly announced a plan or program to buy back shares of our common stock and have no control over the amount or timing of purchases we are required to make under the redemption provisions and subject to applicable law.  All purchases listed below were of redeemable common stock we were obligated to purchase when holders of redeemable shares exercised their right to put the shares to the Company in accordance with their terms.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased under the Plans or Programs (2)

April 1, 2006 through April 30, 2006	22,000	(1)	$ 0.69	N/A	N/A

May 1, 2006 through May 31, 2006	1,000	(1)	$ 0.69	N/A	N/A

Total	23,000		$ 0.69

(1)

Purchased in satisfaction of our obligation to redeem redeemable shares of Common Stock.

(2)

Not applicable.  We do not currently have in place any publicly announced plans or programs to purchase our outstanding equity securities.

Item 4.

Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of our shareholders at the Annual Meeting of Shareholders held on June 5, 2006:

	For	Against	Abstain/Withheld

1.

Election of five directors to hold office until the Annual Meeting of Shareholders in 2007 and until their successors are  elected and qualify.  The directors elected at the Annual Meeting of Shareholders are:

a. Lynda L. Regan	14,192,951	—	40,375
b. R. Preston Pitts	14,193,331	—	39,995
c. Ute Scott-Smith	14,191,783	—	41,543
d. J. Daniel Speight, Jr.	14,222,159	—	11,167
e. Dr. Donald Ratajczak	14,185,777	—	47,549

2. Ratification of the appointment of Burr, Pilger & Mayer LLP as the Company’s independent auditors for the year ended December 31, 2006.	14,224,675	2,289	6,362

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

REGAN HOLDING CORP.

Date: August 14, 2006	Signature:	/s/ R. Preston Pitts
R. Preston Pitts
President, Chief Operating Officer and Chief Financial Officer