Form 10-Q
period 2006-09-30
REGAN HOLDING CORP
filed 2006-11-14
CIK 870069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ☒ No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐

Accelerated filer   ☐

Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐ No   ☒

As of November 6, 2006, there were 23,525,000 shares of Common Stock-Series A outstanding and 550,000 shares of Common Stock-Series B outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Balance Sheet

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and cash equivalents	$2,762,000	$3,862,000
Trading investments	7,728,000	8,010,000
Accounts receivable, net of allowance of $192,000 and $227,000
at September 30, 2006 and December 31, 2005	1,281,000	1,716,000
Prepaid expenses and deposits	615,000	1,572,000
Income taxes receivable	27,000	-
Total current assets	12,413,000	15,160,000
Net fixed assets	12,615,000	13,424,000
Notes receivable, net	560,000	680,000
Other assets	1,450,000	1,136,000
Total non current assets	14,625,000	15,240,000
Total assets	$27,038,000	$30,400,000

Liabilities, redeemable common stock, and shareholders' equity
Liabilities
Accounts payable and accrued liabilities	$6,435,000	$5,476,000
Income taxes payable	-	2,650,000
Current portion of notes payable	232,000	78,000
Total current liabilities	6,667,000	8,204,000
Deferred compensation payable	7,596,000	8,044,000
Deferred gain on sale of building	2,502,000	2,724,000
Other liabilities	238,000	125,000
Notes payable, less current portion	6,460,000	2,673,000
Total non current liabilities	16,796,000	13,566,000
Total liabilities	23,463,000	21,770,000

Redeemable common stock, Series A and B	5,897,000	6,219,000

Shareholders' equity (deficit)
Preferred stock, no par value: Authorized: 100,000,000 shares;
No shares issued or outstanding	-	-
Series A common stock, no par value:
Authorized: 45,000,000 shares; issued and outstanding: 20,959,000
shares at September 30, 2006 and December 31, 2005	3,921,000	3,921,000
Paid-in capital	6,650,000	6,561,000
Accumulated deficit	(12,893,000)	(8,071,000)
Total shareholders' equity (deficit)	(2,322,000)	2,411,000
Total liabilities, redeemable common stock, and shareholders' equity (deficit)	$27,038,000	$30,400,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue
Marketing allowances and commission overrides	$5,292,000	$3,180,000	$12,181,000	$10,394,000
Trailing commissions	858,000	1,004,000	2,703,000	3,133,000
Administrative fees	1,844,000	2,222,000	5,964,000	6,816,000
Other revenue	353,000	343,000	1,417,000	881,000

Total revenue	8,347,000	6,749,000	22,265,000	21,224,000

Expenses
Selling, general and administrative	8,469,000	7,567,000	25,579,000	25,411,000
Depreciation and amortization	916,000	946,000	2,616,000	3,028,000
Internal use software impairment loss	-	-	-	2,939,000
Other	635,000	550,000	1,830,000	1,808,000

Total expenses	10,020,000	9,063,000	30,025,000	33,186,000

Operating loss	(1,673,000)	(2,314,000)	(7,760,000)	(11,962,000)

Other income	53,000	60,000	174,000	474,000
Interest expense	(67,000)	(32,000)	(83,000)	(45,000)
Total other income (expense), net	(14,000)	28,000	91,000	429,000

Loss from continuing operations before income taxes	(1,687,000)	(2,286,000)	(7,669,000)	(11,533,000)
Provision for (benefit from) income taxes	3,000	181,000	(2,691,000)	(274,000)

Loss from continuing operations	(1,690,000)	(2,467,000)	(4,978,000)	(11,259,000)
Loss from discontinued operation, net of tax	(2,000)	(92,000)	(9,000)	(288,000)

Net loss	(1,692,000)	(2,559,000)	(4,987,000)	(11,547,000)
Reduction of redeemable common stock	-	-	165,000	871,000
Net loss to common shareholders	$(1,692,000)	$(2,559,000)	$(4,822,000)	$(10,676,000)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.07)	$(0.10)	$(0.21)	$(0.46)
Net loss	$(0.07)	$(0.11)	$(0.21)	$(0.48)
Net loss to common shareholders	$(0.07)	$(0.11)	$(0.20)	$(0.44)
Weighted average shares outstanding used to
compute basic and diluted net loss per share amounts	24,076,000	24,220,000	24,101,000	24,285,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity (Deficit)
(Unaudited)

	Series A Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2005	20,959,000	$ 3,921,000	$ 6,561,000	$ (8,071,000)	$ 2,411,000

Net loss				(4,987,000)	(4,987,000)

Repurchases of redeemable common stock
			79,000		79,000

Reduction to redemption value of redeemable common stock
				165,000	165,000

Stock option compensation			10,000		10,000

Balance September 30, 2006 (unaudited)	20,959,000	$ 3,921,000	$ 6,650,000	$ (12,893,000)	$ (2,322,000)

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,987,000)	$(11,547,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	2,616,000	3,210,000
Amortization of deferred gain on sale of building	(222,000)	-
Losses on write-off of fixed assets	7,000	3,051,000
Reduction of allowance for doubtful accounts	(35,000)	(330,000)
Gains on trading securities, net	(569,000)	(211,000)
Stock option compensation expense	10,000	8,000
Sales of trading securities, net	851,000	196,000
Accounts receivable	470,000	69,000
Prepaid expenses and deposits	957,000	83,000
Income taxes receivable (payable), net	(2,677,000)	175,000
Deferred taxes	-	(470,000)
Accounts payable and accrued liabilities	959,000	154,000
Deferred compensation payable	(448,000)	209,000
Other operating assets and liabilities	(245,000)	(703,000)
Net cash used in operating activities:	(3,313,000)	(6,106,000)

Cash flows from investing activities:
Purchases of fixed assets	(1,770,000)	(2,245,000)
Repayments (issuance) of notes receivable, net	120,000	(216,000)
Option to purchase Investors Insurance Company	-	2,975,000
Net cash provided by (used in) investing activities:	(1,650,000)	514,000

Cash flows from financing activities:
Proceeds from notes payable	4,000,000	2,680,000
Payments of notes payable	(59,000)	(163,000)
Repurchases of redeemable common stock	(78,000)	(321,000)
Stock option exercises	-	69,000
Net cash provided by financing activities:	3,863,000	2,265,000

Net decrease in cash and cash equivalents	(1,100,000)	(3,327,000)
Cash and cash equivalents, beginning of period	3,862,000	4,348,000
Cash and cash equivalents, end of period	$2,762,000	$(1,021,000)

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

The Consolidated Financial Statements are unaudited but reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position and results of operations.  The results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire year.  These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed by the Company with the Securities and Exchange Commission on March 31, 2006.

2.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, that implementation of SFAS No. 157 will have on its results of operations and financial condition.

3.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the prospective application method prescribed by SFAS No. 123R.  Prior to the adoption of SFAS No. 123R, the Company accounted for stock option awards to employees in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method) and, accordingly, recognized no compensation expense for stock option awards to employees.  Stock option awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.”

Under the prospective application method, the Company is required to record compensation expense prospectively for all employee stock options awarded during the reporting period based upon the fair-value-based method prescribed by SFAS No. 123R.  The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes stock option valuation model.  The estimated fair value of employee stock option awards is amortized over the award’s vesting period on a straight-line basis.  Compensation expense related to stock options awarded in the nine months ended September 30, 2006 was immaterial.

4.

Loss per Share

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Loss from continuing operations	$ (1,690,000)	$ (2,467,000)	$ (4,978,000)	$ (11,259,000)
Loss from discontinued operation	(2,000)	(92,000)	(9,000)	(288,000)
Net loss	(1,692,000)	(2,559,000)	(4,987,000)	(11,547,000)
Reduction of redeemable common stock	-	-	165,000	871,000
Net loss to common shareholders	$ (1,692,000)	$ (2,559,000)	$ (4,822,000)	$ (10,676,000)

Weighted average shares used to compute basic and
diluted net loss per share amounts	24,076,000	24,220,000	24,101,000	24,285,000
Basic and diluted net loss per share:
Loss from continuing operations	$ (0.07)	$ (0.10)	$ (0.21)	$ (0.46)
Net loss	$ (0.07)	$ (0.11)	$ (0.21)	$ (0.48)
Net loss to common shareholders	$ (0.07)	$ (0.11)	$ (0.20)	$ (0.44)

As the Company incurred net losses in the periods presented, options to purchase 6.0 million and 7.9 million shares of the Company’s common stock as of September 30, 2006 and 2005 were excluded from the computation of diluted net loss per share, as the effect would have been antidilutive.

5.

Discontinued Operation

In January 2006, management of the Company decided to discontinue the operation of Values Financial Network, Inc. (“VFN”).  Accordingly, VFN is reported as a discontinued operation for the three months and nine months ended September 30, 2006 and 2005.

6.

Income Taxes

The rate of benefit from income taxes differed from the federal and state statutory rate for each of the periods presented, which was primarily due to the following:  in the nine months ended September 30, 2006, the Company had a benefit from income taxes of approximately $2.7 million resulting from a settlement of prior years’ tax matters.  In addition, there was an increase in the valuation allowance against existing deferred tax assets in the amount of $697,000 and $3.0 million for the three and nine months ended September 30, 2006, and $1.1 million and $4.3 million for the three and nine months ended September 30, 2005.

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

8.

Term Loan

On July 20, 2006, Legacy Marketing Group (the “Borrower”), the primary operating subsidiary of the Company, entered into a credit agreement (the “Agreement”) with Washington National Insurance Company (the “Lender”).  Pursuant to the terms of the Agreement, the Lender will make a non-revolving multiple advance term loan (the “Term Loan”) to the Borrower totaling $6.0 million.  As of September 30, 2006, the balance due under this Agreement was $4.0 million.

Pursuant to the terms of the Agreement, beginning July 1, 2007, the Borrower will be required to make quarterly principal payments on the Term Loan equal to a percentage of the outstanding principal balance of the Term Loan as of June 30, 2007, as follows:  3.75% of the balance for the first four payments, 5.0% of the balance for the next twelve payments and 6.25% of the balance for the final four payments.  The quarterly principal payments will be reduced, in order of maturity, by any optional prepayments by the Borrower or prepayments resulting from prepayment events specified in the Agreement.  Additionally, beginning March 31, 2008, the Borrower will be required to semi-annually prepay the Term Loan on March 31 and September 30 in an amount equal to fifty percent of the Company’s excess cash flow (as defined in the Agreement) for the immediately preceding six month periods ended December 31 and June 30, subject to certain conditions specified in the Agreement.  Interest on the unpaid principal balance of the Term Loan is currently payable on a monthly basis and accrues at the LIBOR-based rate (as defined in the Agreement) plus 3.5%, which was 8.83% as of September 30, 2006.  The principal balance and accrued interest on the Term Loan is payable in full by April 1, 2012.

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

9.

 Segment Information

	Total Revenue				Loss from Continuing Operations
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005	2006	2005

Legacy Marketing Group
	$ 7,461,000	$ 5,989,000	$ 19,797,000	$ 18,923,000	$(1,189,000)	$ (2,015,000)	$ (3,280,000)	$ (9,773,000)
Legacy Financial Services, Inc.
	922,000	804,000	2,581,000	2,524,000	(180,000)	(18,000)	(649,000)	(145,000)
Imagent Online, LLC	54,000	52,000	154,000	150,000	(321,000)	(434,000)	(1,049,000)	(1,341,000)
Intercompany Eliminations
	(90,000)	(96,000)	(267,000)	(373,000)	-	-	-	-

Total	$ 8,347,000	$ 6,749,000	$ 22,265,000	$ 21,224,000	$(1,690,000)	$ (2,467,000)	$ (4,978,000)	$ (11,259,000)

	Total Assets
	September 30,	December 31,
	2006	2005

Legacy Marketing Group	$ 31,442,000	$ 33,532,000
Legacy Financial Services, Inc.	1,516,000	1,751,000
Imagent Online, LLC	3,003,000	2,995,000
Intercompany Eliminations	(8,923,000)	(7,878,000)
Total	$ 27,038,000	$ 30,400,000

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

Recent Industry Developments

In 2005, the Securities and Exchange Commission (“SEC”) informed certain issuers of equity-indexed annuities that it is examining whether such annuities need to be registered under the Securities Act of 1933.  On August 8, 2005, the National Association of Securities Dealers (“NASD”) issued guidance to its members indicating that broker-dealers regulated by the NASD have certain responsibilities with respect to the offer and sale of equity-indexed annuities, including an obligation to determine the suitability of such products for their customers, regardless of whether equity-indexed annuities are deemed to be securities.  Finally, some state insurance regulators are considering whether additional suitability regulations should be implemented with respect to all sales of fixed annuities, particularly with respect to senior citizens.  In California, Commissioner Garamendi issued a letter on October 7, 2005, to California life insurance companies urging them to develop suitability standards for the sale of annuity products to seniors, and the California Department of Insurance sponsored a legislative measure that would have required the industry to establish such insurer suitability standards.  The bill was considered by the California legislature but did not pass in June 2006.  The bill cannot be taken up again this year unless a rule waiver is obtained.  There can be no assurance that this or similar bills will not be introduced in future years.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that implementation of SFAS No. 157 will have on our results of operations and financial condition.

Results of Operations

Total revenue increased $1.6 million (24%) and $1.0 million (5%) in the three months and nine months ended September 30, 2006, compared to the same periods in 2005, primarily due to an increase in marketing allowances and commission overrides of $2.1 million and $1.8 million, partially offset by a decrease in administrative fees revenue of $378,000 and $852,000.

The increase in marketing allowances and commission overrides during the three months and nine months ended September 30, 2006 was primarily attributable to sales of new products issued by Washington National Insurance Company (“Washington National”), an unaffiliated insurance carrier.  We began marketing Washington National products in March 2006.

The increase in marketing allowances and commission overrides generated primarily by sales of Washington National products was largely offset by a decrease in revenue derived from sales of products issued by Investors Insurance Corporation (“Investors Insurance”).  This decrease occurred primarily because we discontinued selling fixed annuity products issued by Investors Insurance in certain states during the third quarter of 2005 due to changes in regulatory requirements related to minimum guaranteed rates.

The decrease in administrative fees revenue was primarily due to the transition of the administration of certain IL Annuity and Insurance Company (‘IL Annuity”) insurance contracts to AmerUs Annuity Group Co. (“Amerus”) upon expiration of the administrative agreement with IL Annuity, effective April 30, 2006.  The expiration of the administrative agreement does not affect the commissions earned by Legacy Marketing on additional premium received or assets under management with respect to the underlying IL Annuity insurance contracts.

During the three months and nine months ended September 30, 2006 and 2005, Legacy Marketing sold and administered products primarily on behalf of five unaffiliated insurance carriers: American National, Transamerica, Americom, Washington National and Investors Insurance.  As indicated below, the agreements with certain of these carriers generated a significant portion of our total consolidated revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Washington National	42%	0%	23%	0%
American National	16%	21%	19%	24%
Transamerica	12%	18%	15%	19%
Investors Insurance	5%	19%	7%	21%

Our consolidated revenues were derived primarily from sales and administration of the following fixed annuity products:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
RewardMark(SM) series (sold on behalf of Washington National)	42%	0%	23%	0%
BenchMark(SM) series (sold on behalf of American National)	15%	20%	18%	22%
SelectMark® series (sold on behalf of Transamerica)	12%	18%	15%	19%

Selling, general and administrative expenses increased $902,000 (12%) during the three months ended September 30, 2006, compared to the same period in 2005, mainly due to an increase in sales incentive program costs.  We incurred an impairment charge of $2.9 million for internal use software in the second quarter of 2005.  Excluding this charge, our operating expenses decreased $222,000 (1%) in the nine months ended September 30, 2006, compared to the same period in 2005.  Although selling, general and administrative expenses remained relatively unchanged during the nine months ended September 30, 2006, compared to the same period in 2005, we experienced a decrease in compensation and benefits expense as a result of reduced headcount, which was offset primarily by an increase in sales incentive programs, occupancy costs and legal fees.

We had a benefit from income taxes of approximately $2.7 million in the nine months ended September 30, 2006 resulting from a settlement of prior years’ tax matters.  In addition, we have established a valuation allowance related primarily to our federal and state deferred tax assets, which increased $697,000 and $3.0 million for the three months and nine months ended September 30, 2006 and $1.1 million and $4.3 million for the three months and nine months ended September 30, 2005.

Liquidity and Capital Resources

Our cash provided by or used in operating activities generally follows the trend in our revenue and operating results.  Our cash used in operating activities in the nine months ended September 30, 2006 and 2005 of $3.3 million and $6.1 million was primarily the result of our net loss, partially offset by non-cash charges such as depreciation and amortization and losses on write-off of fixed assets.

In the nine months ended September 30, 2006, a non-cash decrease in income taxes payable resulting from a settlement of prior years’ tax matters and gains on trading securities contributed to a decrease in cash used in operating activities.  These decreases were partially offset by an increase in cash from proceeds from sales of trading securities, an increase in accounts payable and accrued liabilities and a decrease in prepaid expenses.

Net cash used in investing activities of $1.7 million for the nine months ended September 30, 2006, primarily consisted of purchases of fixed assets.  Net cash provided by investing activities of $514,000 for the nine months ended September 30, 2005, primarily consisted of a refund of option fees pursuant to the terms of the Purchase Option Agreement with SCOR totaling $3.0 million, excluding interest, partially offset by purchases of fixed assets totaling $2.2 million.

Net cash provided by financing activities of $3.9 million for the nine months ended September 30, 2006, primarily consisted of loan proceeds of $4.0 million resulting from our credit agreement with Washington National.  Net cash provided by financing activities of $2.3 million for the nine months ended September 30, 2005, primarily consisted of loan proceeds of $2.7 million from our investment broker, partially offset by repurchases of our redeemable common stock of $321,000 and payments against our mortgage loan of $163,000.

On July 20, 2006, Legacy Marketing Group (the “Borrower”), our primary operating subsidiary, entered into a credit agreement (the “Agreement”) with Washington National Insurance Company (the “Lender”).  Pursuant to the terms of the Agreement, the Lender will make a non-revolving multiple advance term loan (the “Term Loan”) to the Borrower totaling $6.0 million.  As of September 30, 2006, the balance due under this Agreement was $4.0 million.

Pursuant to the terms of the Agreement, beginning July 1, 2007, the Borrower will be required to make quarterly principal payments on the Term Loan equal to a percentage of the outstanding principal balance of the Term Loan as of June 30, 2007, as follows:  3.75% of the balance for the first four payments, 5.0% of the balance for the next twelve payments and 6.25% of the balance for the final four payments.  The quarterly principal payments will be reduced, in order of maturity, by any optional prepayments by the Borrower or prepayments resulting from prepayment events specified in the Agreement.  Additionally, beginning March 31, 2008, the Borrower will be required to semi-annually prepay the Term Loan on March 31 and September 30 in an amount equal to fifty percent of the Company’s excess cash flow (as defined in the Agreement) for the immediately preceding six month periods ended December 31 and June 30, subject to certain conditions specified in the Agreement.  Interest on the unpaid principal balance of the Term Loan is currently payable on a monthly basis and accrues at the LIBOR-based rate (as defined in the Agreement) plus 3.5%, which was 8.83% as of September 30, 2006.  The principal balance and accrued interest on the Term Loan is payable in full by April 1, 2012.

The Term Loan is primarily secured by our bank and securities accounts, equipment and investment property, and the Borrower’s obligations are currently guaranteed by Regan Holding Corp., Legacy Advisory Services, Inc., Imagent Online LLC and certain shareholders of Regan Holding Corp.  In addition, the Borrower is required to comply with other financial and non-financial covenants specified in the Agreement.  In the event of default under the Agreement, the entire balance of the Term Loan would become immediately payable unless the Borrower obtains a waiver from the Lender.

We used $3.3 million of cash in our operations and incurred consolidated net losses of $5.0 million during the nine months ended September 30, 2006.  If our consolidated net losses continue, a cash shortfall could ultimately occur.  We believe that existing cash and investment balances, together with proceeds from the term loan and cash flow from operations, will provide sufficient funding for the foreseeable future.  Furthermore, we have lowered our cost structure by reducing our employee headcount and eliminating consulting costs on several corporate initiatives.  However, in the event that a cash shortfall does occur, we believe that adequate financing could be obtained to meet our cash flow needs.  There can be no assurances that such financing would be available on favorable terms.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk, interest rate risk, credit risk, or equity price risk since December 31, 2005.  Please see our Annual Report on Form 10-K for the year ended December 31, 2005 for more information concerning Quantitative and Qualitative Disclosures About Market Risk.

Item 4.

Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives.  As of September 30, 2006, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  Our management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there have been no such changes during the period covered by this report.

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

Item 6.

Exhibits

10.1

Credit Agreement between Legacy Marketing Group and Washington National Insurance Company dated July 20, 2006.

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

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAN HOLDING CORP.

Date: November 14, 2006	Signature: /s/ R. Preston Pitts
R. Preston Pitts
President, Chief Operating Officer and Chief
Financial Officer