Form 10-K
period 2006-12-31
REGAN HOLDING CORP
filed 2007-04-02
CIK 870069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission file number 000–19704

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

Common Stock, No Par Value

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$8,134,000

There is currently no trading market for the registrant’s stock. Accordingly, the foregoing aggregate market value is based upon the price at which the registrant repurchased its stock most recently prior to the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 15, 2007, the number of shares outstanding of the registrant’s Series A Common Stock was 23,525,000 and the number of shares outstanding of the registrant’s Series B Common Stock was 550,000.  The registrant has no other shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with Regan Holding Corp.’s Annual Meeting of Stockholders to be held on June 11, 2007, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

Page
——

Part I

Item 1.

Business

1

Item 1A.

Risk Factors

5

Item 1B.

Unresolved Staff Comments

9

Item 2.

Properties

9

Item 3.

Legal Proceedings

9

Item 4.

Submission of Matters to a Vote of Security Holders

9

Part II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities

10

Item 6.

Selected Financial Data

11

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

20

Item 8.

Financial Statements and Supplementary Data

21

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

42

Item 9A.

Controls and Procedures

42

Item 9B.

Other Information

42

Part III

Item 10.

Directors, Executive Officers and Corporate Governance

43

Item 11.

Executive Compensation

43

Item 12.

Security Ownership of Certain Beneficial Owners and Management

43

Item 13.

Certain Relationships and Related Transactions

43

Item 14.

Principal Accountant Fees and Services

43

Part IV

Item 15.

Exhibits and Financial Statement Schedules

44

PART I

Item 1. Business

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties that could cause actual results to differ materially.

General Development of Business

Regan Holding Corp. (“Regan Holding”) is a holding company, incorporated in the State of California in 1990, whose primary operating subsidiaries are Legacy Marketing Group (“Legacy Marketing”) and Legacy Financial Services, Inc. (“Legacy Financial”).  During 2006 Legacy Marketing generated approximately 87% of our consolidated revenues.  Legacy Marketing designs, markets and administers fixed annuity products on behalf of certain unaffiliated insurance carriers in each of the United States, except Alabama and New York.

Legacy Marketing has marketing agreements with American National Insurance Company (“American National”), Investors Insurance Corporation (“Investors Insurance”), Transamerica Life Insurance and Annuity Company (“Transamerica”), Americom Life & Annuity Insurance Company (“Americom”), Washington National Insurance Company (“Washington National”) and John Hancock Variable Life Insurance Company (“John Hancock”).  The marketing agreements grant Legacy Marketing the exclusive right to market certain proprietary fixed annuity products issued by these insurance carriers.  Fixed annuity products are insurance products that are sold to purchasers in the form of insurance policies.  Under the terms of these agreements, Legacy Marketing is responsible for appointing independent insurance producers (who we refer to as “Producers”), who have contracted with Legacy Marketing to sell fixed annuity products, with the applicable insurance carrier.  For these sales, the insurance carriers pay marketing allowances and commissions to Legacy Marketing based on the premium amount of insurance policies placed inforce.  Legacy Marketing is responsible for paying sales commissions to the Producers.

Legacy Marketing sells fixed annuity products through a network of Producers.  Each Producer has entered into a non-exclusive agreement with Legacy Marketing, which defines the parties’ business relationship.  Such agreements typically may be terminated with up to ninety days prior notice by either the Producer or Legacy Marketing, with or without cause.

Legacy Marketing’s sales network is built on a multi-level structure in which Producers may recruit other Producers.  Recruited Producers are referred to as “downline” Producers within the original Producer’s network. Recruited Producers may also recruit other Producers, creating a hierarchy under the original Producer.  The standard Producer contract contains a nine-level design in which a Producer may advance from one level to the next based on sales commission amounts or the size of the Producer’s downline network.  As a Producer advances to higher levels within the system, he/she receives higher commissions on sales made through his/her downline network.  This creates a financial incentive for Producers to build a hierarchy of downline Producers, which contributes to their financial growth and to the growth of Legacy Marketing.  If a Producer leaves the network, his/her downline Producers can still receive sales commissions.  Advancements to higher levels can occur as often as every three months. Producers at the highest levels are called “Wholesalers.”

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

Legacy Marketing works closely with the insurance carriers in product design and development. Legacy Marketing’s actuarial and marketing departments work with the insurance carriers to design proprietary fixed annuity products to be marketed by Legacy Marketing. All of these products include guarantees for the benefit of policyholders and are guaranteed by the issuing insurance carriers. These guarantees generally include:

•

a contractually guaranteed minimum interest rate;

•

a contractually guaranteed maximum administrative fee; and

•

the ability to allocate among various crediting rate strategies.

In addition to the marketing agreements, Legacy Marketing has administrative agreements with each of the six insurance carriers listed above.  Legacy Marketing also had marketing and administrative agreements with Indianapolis Life, formerly IL Annuity and Insurance Company (“IL Annuity”), but the marketing agreement terminated during the first quarter of 2002 and the administrative agreement expired on April 30, 2006.  Under the terms of the administrative agreements, Legacy Marketing provides clerical, administrative and accounting services with respect to the insurance policies.  These services include collecting and remitting premium for the policies.  For providing these services, the insurance carriers pay Legacy Marketing a fee per transaction, with the amount of the fee depending on the type of policy and type of service.  Administrative services with respect to the insurance policies are performed at our headquarters in Petaluma, California and at our facilities in Rome, Georgia.

The marketing agreements and the administrative agreements allow Legacy Marketing to enter into similar arrangements with other insurance carriers.  However, the marketing agreements, in general, prevent Legacy Marketing from developing and marketing products with other carriers that are considered unique or proprietary under the terms of the marketing agreements.

The marketing agreement with American National expires on November 15, 2007, and the administrative agreement with American National expires on February 15, 2008.  Both agreements may be renewed by mutual agreement for successive one-year terms.  The agreements may be terminated by either party upon twelve months prior written notice without cause, and may be terminated by either party immediately for cause.  The marketing agreement with Investors Insurance expires on March 31, 2007, and the administrative agreement with Investors Insurance expires on March 31, 2008.  Both agreements will be renewed automatically for successive one-year terms unless terminated earlier by either party upon twelve months prior written notice without cause.  Either party may terminate the agreement immediately for cause.  The marketing and administrative agreements with Transamerica and John Hancock do not have fixed terms but may be terminated by either party upon twelve months prior written notice without cause, and may be terminated by either party immediately for cause.  The marketing agreement with Americom expires on June 10, 2007, and will automatically renew for successive one-year periods.  Legacy Marketing may terminate the agreement prior to the renewal period with twelve months written notice and Americom may terminate the agreement at any time with at least six months written notice.  Either party may terminate the agreement immediately for cause.  The administrative agreement with Americom expires on June 10, 2009, and may be renewed by Americom for successive one-year periods by giving Legacy Marketing at least six months notice and subject to certain provisions in the agreement.  At the end of the second renewal period, the agreement will be automatically renewed for successive one-year periods, unless terminated earlier by either party upon nine months notice.  Americom may terminate the agreement without cause at any time after the second year of the agreement by giving Legacy Marketing at least six months notice and paying a termination fee in accordance with the agreement.  Either party may terminate the agreement immediately for cause.  The marketing agreement with Washington National expires on October 10, 2009, and the administrative agreement with Washington National expires on October 10, 2010.  Both agreements may be renewed by mutual agreement for successive one-year terms.  Both agreements may be terminated by either party upon twelve months prior written notice without cause, and may be terminated by either party immediately for cause.

On January 25, 2007, prospectdigital LLC (“prospectdigital”), an indirect wholly owned subsidiary of Regan Holding, sold certain of its assets, which primarily included fixed assets and other miscellaneous operating assets, to PD Holdings LLC (“PD Holdings”).  In addition, PD Holdings agreed to assume certain liabilities of prospectdigital.  The action was taken in a continuing effort to reduce Regan Holding’s operating expenses, as prospectdigital continued to sustain losses through the date of sale.

Lynda Regan, Chief Executive Officer, and R. Preston Pitts, President, Chief Operating Officer and Chief Financial Officer of Regan Holding, are the primary owners of PD Holdings.  In connection with the sale, we also entered into a service agreement with PD Holdings whereby subsidiaries of Regan Holding will provide certain administrative services to PD Holdings for a fee equal to the cost of the services provided.

Prospectdigital received $116,000 in consideration of the sale, which was greater than the estimated fair value of the assets of prospectdigital being sold, as determined by a third-party independent valuation.  The amount of consideration was approved by the Board of Directors of Regan Holding.

On July 20, 2006, Legacy Marketing entered into a credit agreement (the “Agreement”) with Washington National Insurance Company (the “Lender”).  Pursuant to the terms of the Agreement, the Lender made a non-revolving multiple advance term loan (the “Term Loan”) to Legacy Marketing totaling $6.0 million.  As of December 31, 2006, the balance due under this Agreement was $6.0 million.

Pursuant to the terms of the Agreement, beginning July 1, 2007, Legacy Marketing will be required to make quarterly principal payments on the Term Loan equal to a percentage of the outstanding principal balance of the Term Loan as of June 30, 2007, as follows:  3.75% of the balance for the first four payments, 5.0% of the balance for the next twelve payments and 6.25% of the balance for the final four payments.  The quarterly principal payments will be reduced, in order of maturity, by any optional prepayments by Legacy Marketing or prepayments resulting from prepayment events specified in the

Agreement.  Additionally, beginning March 31, 2008, Legacy Marketing will be required to semi-annually prepay the Term Loan on each March 31 and September 30 in an amount equal to fifty percent of the Company’s excess cash flow (as defined in the Agreement) for the immediately preceding six month periods ended December 31 and June 30, subject to certain conditions specified in the Agreement.  Interest on the unpaid principal balance of the Term Loan is currently payable on a monthly basis and accrues at the LIBOR-based rate (as defined in the Agreement) plus 3.5%, which was 8.82% as of December 31, 2006.  The principal balance and accrued interest on the Term Loan is payable in full by April 1, 2012.

The Term Loan is primarily secured by our bank and securities accounts, equipment and investment property, and Legacy Marketing’s obligations are currently guaranteed by Regan Holding, Legacy Advisory Services, Inc., Imagent Online LLC and certain shareholders of Regan Holding.  In addition, Legacy Marketing is required to comply with other financial and non-financial covenants specified in the Agreement.  In the event of default under the Agreement, the entire balance of the Term Loan would become immediately payable unless Legacy Marketing obtains a waiver from the Lender.

The administrative agreement between IL Annuity and Legacy Marketing expired on April 30, 2006.  In the twelve months ended December 31, 2006 and 2005, Legacy Marketing received approximately $600,000 and $1.7 million in gross revenue under the administrative agreement with IL Annuity.  The expiration of the administrative agreement does not affect the commissions earned by Legacy Marketing on additional premium received or assets under management with respect to the underlying IL Annuity insurance contracts.

On November 18, 2005, Regan Holding sold its office buildings in Petaluma, California for $12.8 million.  Regan Holding and the third party buyer (the “Buyer”) further agreed to enter into a ten year lease agreement, concurrently with the sale of the buildings, whereby we leased back 71,612 square feet through March 14, 2007, and will continue to lease back 47,612 square feet for the remainder of the lease term.  The monthly base rent is $1.29 per square foot and will increase annually by three percent during the term of the lease, in addition to monthly taxes and operating expenses.

On July 1, 2002, Regan Holding entered into a Purchase Option Agreement with SCOR Life U.S. Re Insurance Company (“SCOR”), a 100% owner of the outstanding capital stock of Investors Insurance.  Pursuant to the terms of the agreement, SCOR granted Regan Holding the right to purchase the outstanding capital stock of Investors Insurance in exchange for annual option fees.  Regan Holding had the right to exercise the option at any time on or prior to June 30, 2005, or terminate the Option Agreement in accordance with its terms before such date if the A.M. Best rating of Investors Insurance declined below a specified level.  The A.M. Best rating of Investors Insurance fell below the specified level.  On June 22, 2005, Regan Holding terminated the Option Agreement.  SCOR repaid the option fees paid by Regan Holding pursuant to the Option Agreement, including interest, totaling approximately $3.3 million.

Through our wholly owned broker-dealer subsidiary, Legacy Financial, we sell variable annuity and life insurance products, mutual funds, and debt and equity securities.  Legacy Financial has entered into sales agreements with investment companies that give it the non-exclusive right to sell investment products on behalf of those companies. Sales of investment products are conducted through Legacy Financial’s network of independent registered representatives (who we refer to as “Representatives”).  Under the sales agreements, we are compensated based upon predetermined percentages of the sales generated by the Representatives.  The agreements may be terminated by either party upon thirty days prior written notice. During 2006, Legacy Financial accounted for approximately 13% of our consolidated revenues.

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

In January 2006, management of Regan Holding decided to discontinue the operations of Values Financial Network (“VFN”).  VFN incurred losses from operations of $579,000 and $1.2 million for the years ended December 31, 2005 and 2004.  We incurred insignificant costs in connection with exiting the operations.

Competitive Business Conditions

The fixed annuity business is rapidly evolving and intensely competitive. Legacy Marketing’s primary market is fixed annuity products sold through independent Producers.  In addition, Legacy Marketing administers the products sold by Producers on behalf of the issuing insurance carriers.  Fixed annuity product sales in the United States were approximately $76 billion in 2006.  Some of Legacy Marketing’s top competitors selling fixed annuity products through independent sales channels are Allianz Life of North America, American Equity Investment Life, Jefferson Pilot Financial Insurance Company, and AmerUs Group.  These competitors may have greater financial resources than Legacy Marketing.  However, we believe that Legacy Marketing’s business model allows greater flexibility, as it can adjust the mix of business sold if one or more of its carriers were to experience capital constraints or other events that affect their business models. Legacy Marketing’s competitors may respond more quickly to new or emerging products and changes in customer requirements.  We are not aware of any significant new means of competition, products or services that our competitors provide or will soon provide. However, in the highly competitive fixed annuity marketplace, new distribution models, product innovations and technological advances may occur at any time and could present Legacy Marketing with competitive challenges.  There can be no assurance that Legacy Marketing will be able to compete successfully.  In addition, Legacy Marketing’s business model relies on its Wholesaler distribution network to effectively market its products competitively.  Maintaining relationships with these Wholesaler distribution networks requires introducing new products and services to the market in an efficient and timely manner, offering competitive commission schedules, and providing superior marketing, product training, and support.  Due to competition among insurance companies and insurance marketing organizations for successful Wholesalers, there can be no assurance that Legacy Marketing will be able to retain some or all of its Wholesaler distribution networks.

Recent Industry Developments

During the past few years, several federal, state and insurance self-regulatory organization proposals have been made that could affect our business.  As discussed below, a few of these proposals have become effective, and others may be made or adopted.

In 2005, the Securities and Exchange Commission (“SEC”) informed certain issuers of equity-indexed annuities that it is examining whether such annuities need to be registered under the Securities Act of 1933.  Also in 2005, the National Association of Securities Dealers (“NASD”) issued guidance to its members indicating that broker-dealers regulated by the NASD have certain responsibilities with respect to the offer and sale of equity-indexed annuities, including an obligation to determine the suitability of such products for their customers, regardless of whether equity-indexed annuities are deemed to be securities.  Finally, some state insurance regulators are considering whether additional suitability regulations should be implemented with respect to all sales of fixed annuities, particularly with respect to senior citizens.  In California, Commissioner Garamendi issued a letter in 2005, to California life insurance companies urging them to develop suitability standards for the sale of annuity products to seniors.

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

In recent years, the U.S. insurance regulatory framework has come under increased scrutiny.  Some state legislatures have considered laws that may alter or increase state regulation of insurance, reinsurance, and holding companies.  Moreover, the National Association of Insurance Commissioners and state insurance regulators regularly re-examine existing laws and regulations, often focusing on modifications to holding company regulations, interpretations of existing laws, and the development of new laws.  Changes in these laws and regulations or their interpretation could have a material adverse effect on our financial condition or results of operations.  In addition, the U.S. Congress and insurance regulatory groups have recently held hearings on, and the U.S. Congress has in the past considered statutes that would impose certain national uniform standards and repeal the McCarran-Ferguson antitrust exemption for the business of insurance.  The U.S. Congress could adopt laws or regulations that could have a material adverse effect on our financial condition or results of operations.

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

Employees

As of March 14, 2007, we employed 259 persons.  None of our employees is represented by a collective bargaining agreement.  We consider our relations with our employees to be good, and we will continue to strive to provide a positive work environment for our employees.

Financial Information about Segments

The financial information about segments required by Item 101(b) of Regulation S-K is contained in our financial statements included in Part II, Item 8 of this Form 10-K.

Item 1A. Risk Factors

RISKS RELATED TO OUR COMPANY

We have experienced losses in recent years and if losses continue, our business could suffer.

We had a net loss of $6.3 million for the year ended December 31, 2006.  The loss was primarily due to a loss at Legacy Marketing resulting from decreased revenue.  We do not know when or if we will become profitable in the foreseeable future.  If our revenue continues to decline and we continue to incur net losses in future periods, our business and operating results could suffer.

We depend on a limited number of sources for our products, and any interruption, deterioration, or termination of the relationship with any of our insurance carriers could be disruptive to our business and harm our results of operations and financial condition.

Legacy Marketing has marketing agreements with American National, Investors Insurance, Transamerica, Americom, Washington National and John Hancock.  Legacy Marketing also has administrative agreements with each of these six insurance carriers.  During 2006, 23%, 19%, 14% and 12% of our total consolidated revenue resulted from fixed annuity products Legacy Marketing sold and administered on behalf of Washington National, American National, Transamerica and Americom.  During 2005, 23%, 20%, 18% and 11% of our total consolidated revenue resulted from fixed annuity products Legacy Marketing sold and administered on behalf of American National, Investors Insurance, Transamerica and Americom.

The marketing agreement with American National expires on November 15, 2007, and the administrative agreement with American National expires on February 15, 2008.  Both agreements may be renewed by mutual agreement for successive one-year terms.  The agreements may be terminated by either party upon twelve months prior written notice without cause, and may be terminated by either party immediately for cause.  The marketing agreement with Investors Insurance expires on March 31, 2007, and the administrative agreement with Investors Insurance expires on March 31, 2008.  Both agreements will be renewed automatically for successive one-year terms unless terminated earlier by either party upon twelve months prior written notice without cause.  Either party may terminate the agreements immediately for cause.  The marketing and administrative agreements with Transamerica and John Hancock do not have fixed terms but may be terminated by either party upon twelve months prior written notice without cause, and may be terminated by either party immediately for cause.  The marketing agreement with Americom expires on June 10, 2007, and will automatically renew for successive one-year periods.  Legacy Marketing may terminate the agreement prior to the renewal period with twelve months written notice and Americom may terminate the agreement at any time with at least six months written notice.  Either party may terminate the agreement immediately for cause.  The administrative agreement with Americom expires on June 10, 2009, and may be renewed by Americom for successive one-year periods by giving Legacy Marketing at least six months notice and subject to certain provisions in the agreement.  At the end of the second renewal period, the agreement will be automatically renewed for successive one-year periods, unless terminated earlier by either party upon nine months notice without cause.  Americom may terminate the agreement without cause at any time after the second year of the agreement by giving Legacy Marketing at least six months notice and paying a termination fee in accordance with the agreement.  Either party may terminate the agreement immediately for cause.  The marketing agreement with Washington National expires on October 10, 2009, and the administrative agreement with Washington National expires on October 10, 2010.  Both agreements may be renewed by mutual agreement for successive one-year terms.  Both agreements may be terminated by either party upon twelve months prior written notice without cause, and may be terminated by either party immediately for cause.

The administrative agreement between IL Annuity and Legacy Marketing expired on April 30, 2006.  In the twelve months ended December 31, 2006 and 2005, Legacy Marketing received approximately $600,000 and $1.7 million in gross revenue under the administrative agreement with IL Annuity.  The expiration of the administrative agreement does not affect the commissions earned by Legacy Marketing on additional premium received or assets under management with respect to the underlying IL Annuity insurance contracts.

Any interruption, deterioration, or termination of the relationship with any of Legacy Marketing’s insurance carriers could be disruptive to our business and harm our results of operations and financial condition.

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

Our growth is, and for the foreseeable future will continue to be, dependent on Legacy Marketing's ability to design, market and administer fixed annuity products.  The ability of Legacy Marketing to successfully perform these services could be affected by many factors, including:

•

The ability of Legacy Marketing to recruit and motivate Producers and provide them with product training.

•

The degree of market acceptance of the products marketed on behalf of our insurance carriers.

•

The relationship between Legacy Marketing and our insurance carriers.

•

The failure of Legacy Marketing to comply with federal, state and other regulatory requirements applicable to the sale or administration of insurance products.

•

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

Pursuant to the terms of our Amended and Restated Shareholder's Agreement with Lynda L. Regan, our Chief Executive Officer, upon the death of Ms. Regan, the heirs of Ms. Regan will have the option (but not the obligation) to sell to us all or a portion of the shares of Regan Holding owned by Ms. Regan at the time of her death.  In addition, we would also have the option (but not the obligation) to purchase from Ms. Regan’s estate all shares of common stock that were owned by Ms. Regan at the time of her death, or were transferred by her to one or more trusts prior to her death.  The purchase price to be paid by us, if any, shall be equal to 125% of the fair market value of the shares.  As of December 31, 2006, we believe 125% of the fair market value of the shares owned by Ms. Regan was equal to $900,000.  We have purchased life insurance coverage for the purpose of funding this potential obligation.  There can be no assurances, however, that the proceeds from this insurance coverage will be available or sufficient to cover the purchase price of the shares owned by Ms. Regan at the time of her death.  If the insurance proceeds were not available or sufficient to cover the purchase price of Ms. Regan's shares at the time of her death, our operating results and financial condition could be adversely affected.

RISKS RELATED TO OUR INDUSTRY

We may not be able to compete successfully with competitors that may have greater resources than we do.

The fixed annuity business is rapidly evolving and intensely competitive.  Legacy Marketing's primary market is fixed annuities sold through independent Producers.  In addition, Legacy Marketing administers the products sold by Producers on behalf of the issuing insurance carriers.  Fixed annuity product sales in the United States were approximately $76 billion in 2006.  Legacy Marketing had a 0.7% market share of the 2006 fixed annuity product sales in the United States based on Legacy Marketing's $508 million of inforce premiums placed in 2006 as a percentage of the $76 billion of fixed annuities sold in the United States during 2006.  Some of Legacy Marketing's top competitors selling fixed annuities through independent sales channels are Allianz Life of North America, American Equity Investment Life, Jefferson Pilot Financial Insurance Company, and AmerUs Group.  These competitors may have greater financial and other resources than we do, which allow them to respond more quickly than us under certain circumstances.

Legacy Marketing is not aware of any significant new means of competition, products or services that its competitors provide or will soon provide.  However, in the highly competitive fixed annuity marketplace, new distribution models, product innovations and technological advances may occur at any time and could present Legacy Marketing with competitive challenges.  There can be no assurance that Legacy Marketing will be able to compete successfully.  In addition, Legacy Marketing’s business model relies on Wholesaler distribution networks to effectively market its products competitively.  Maintaining relationships with these Wholesaler distribution networks requires introducing new products and services to the market in an efficient and timely manner, offering competitive commission schedules, and providing superior marketing, product training, and support.  In the recent past, Legacy Marketing has been reasonably successful in expanding and maintaining its Wholesaler distribution network.  However, due to competition among insurance companies and insurance marketing organizations for successful Wholesalers, there can be no assurance that Legacy Marketing will be able to retain some or all of its Wholesaler distribution networks.

We may face increased governmental regulation and legal uncertainties, which could result in diminished financial performance.

During the past few years, several federal, state and insurance self-regulatory organization proposals have been made that could affect our business.  As discussed below, a few of these proposals have become effective, and others may be made or adopted.

In 2005, the Securities and Exchange Commission (“SEC”) informed certain issuers of equity-indexed annuities that it is examining whether such annuities need to be registered under the Securities Act of 1933.  Also in 2005, the National Association of Securities Dealers (“NASD”) issued guidance to its members indicating that broker-dealers regulated by the NASD have certain responsibilities with respect to the offer and sale of equity-indexed annuities, including an obligation to determine the suitability of such products for their customers, regardless of whether equity-indexed annuities are deemed to be securities.  Finally, some state insurance regulators are considering whether additional suitability regulations should be implemented with respect to all sales of fixed annuities, particularly with respect to senior citizens.  In California, Commissioner Garamendi issued a letter in 2005, to California life insurance companies urging them to develop suitability standards for the sale of annuity products to seniors.

Our core business consists of selling fixed annuity products, on behalf of insurance carriers, through a network of independent insurance producers (“Producers”).   If the initiatives undertaken by California and other states, the Securities and Exchange Commission or the NASD with respect to equity-indexed and other annuities, or similar initiatives that may be undertaken in this or future years, result in new regulation or legislation, our operations and those of our Producers could be adversely affected.  We are unable to predict whether, or which, of these initiatives will result in new laws or regulations, or whether other initiatives may affect our business and the demand for fixed annuity products marketed by Legacy Marketing Group.  If such initiatives result in new regulation or laws, they could have a material adverse effect on the insurance industry in general or on our financial condition and results of operations.

In recent years, the U.S. insurance regulatory framework has come under increased scrutiny.  Some state legislatures have considered laws that may alter or increase state regulation of insurance, reinsurance, and holding companies.  Moreover, the National Association of Insurance Commissioners and state insurance regulators regularly re-examine existing laws and regulations, often focusing on modifications to holding company regulations, interpretations of existing laws, and the development of new laws.  Changes in these laws and regulations or their interpretation could have a material adverse effect on our financial condition or results of operations.  In addition, the U.S. Congress and insurance regulatory groups have recently held hearings on, and the U.S. Congress has in the past considered statutes that would impose certain national uniform standards and repeal the McCarran-Ferguson antitrust exemption for the business of insurance.  The U.S. Congress could adopt laws or regulations that could have a material adverse effect on our financial condition or results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own an office building in Rome, Georgia, which is used to accommodate some of Legacy Marketing’s operating activities.  We financed the property with a mortgage loan, which totaled $2.7 million at December 31, 2006.  We currently lease two office buildings in Petaluma, California, which serve as the principal executive offices of Legacy Marketing and Legacy Financial.

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

Item 4. Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 15, 2007, Regan Holding Corp.’s Series A Common Stock was held by approximately 1,200 shareholders of record and our Series B Common Stock was held by approximately 9,600 shareholders of record.  There is no established public trading market for our stock.

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

Regan Holding Corp.’s Common Stock became subject to the Securities Exchange Act of 1934 in November 1991 as a result of the issuance of shares of Series B Stock in connection with the acquisition of LifeSurance Corporation.  There has never been an active public trading market for the Common Stock.  Prior to December 31, 1992, Regan Holding Corp issued 5,935,094 shares of Series A Redeemable Common Stock at prices ranging from $1.00 to $2.25 per share.  This stock was issued in accordance with the terms of the 701 Asset Accumulator Program (the “701 Plan”) between Regan Holding Corp., its independent insurance producers and employees, and the Confidential Private Placement Memorandum and Subscription Agreement (the "Subscription Agreement") between the Regan Holding Corp. and certain accredited investors.  Under the terms of the 701 Plan and the Subscription Agreement, the Series A Redeemable Common Stock may be redeemed at the option of the holder after being held for two consecutive years, at a redemption price based upon current market value, subject to the Regan Holding Corp.’s ability to make such purchases under applicable corporate law.  In connection with the merger in 1991 between Regan Holding Corp. and LifeSurance Corporation, 615,242 shares of Series B Redeemable Common Stock were authorized and issued in exchange for all of the outstanding stock of LifeSurance Corporation.  Under the merger agreement, the Series B Redeemable Common Stock may be redeemed by the holder in quantities of up to 10% per year, at a redemption price based upon current market value, provided that the redemption is in accordance with applicable corporate law.

In 1996, Regan Holding Corp. began repurchasing shares of its Series A and Series B Redeemable Common Stock (collectively referred to as “Redeemable Common Stock”) and began voluntarily repurchasing shares of its Common Stock that are not redeemable at the option of the holder ("Non-Redeemable Common Stock").  The repurchase prices of the Redeemable Common Stock and Non-Redeemable Common Stock are based on an independent appraisal of the fair market value of the shares.  The fair market value of the Non-Redeemable Common Stock is typically lower than that of the Redeemable Common Stock.  This difference in fair market values reflects the fact that Regan Holding Corp. is not obligated to repurchase the Non-Redeemable Common Stock.  The prices paid for the Redeemable and Non-Redeemable Common Stock in 2006 and 2005 were as follows:

Price Per Share
Appraisal Date	Redeemable Common Stock Series A	Redeemable Common Stock Series B	Non-Redeemable Common Stock
June 30, 2002	$ 2.19	$ 2.19	$ 1.68
December 31, 2002	$ 2.20	$ 1.82	$ 1.69
June 30, 2003	$ 2.22	$ 1.83	$ 1.70
December 31, 2003	$ 2.21	$ 1.82	$ 1.69
June 30, 2004	$ 2.20	$ 1.81	$ 1.68
December 31, 2004	$ 2.03	$ 1.67	$ 1.55
June 30, 2005	$ 1.09	$ 0.90	$ 0.84
December 31, 2005	$ 0.69	$ 0.57	$ 0.52
June 30, 2006	$ 0.85	$ 0.70	$ 0.65
December 31, 2006	$ 0.06	$ 0.05	$ 0.05

Item 6. Selected Financial Data

Year Ended December 31,
	2006	2005	2004	2003	2002
Selected Income Statement Data:
Total revenue	$ 29,789,000	$ 28,154,000	$ 37,346,000	$ 70,917,000	$ 50,049,000
Income (loss) from continuing operations	$ (6,241,000)	$ (12,329,000)	$ (6,716,000)	$ 6,073,000	$ 460,000
Earnings (loss) from continuing operations per share - basic:	$ (0.26)	$ (0.51)	$ (0.28)	$ 0.25	$ 0.02
Earnings (loss) from continuing operations per share - diluted:	$ (0.26)	$ (0.51)	$ (0.28)	$ 0.22	$ 0.02
Selected Balance Sheet Data:
Total assets	$ 27,676,000	$ 30,400,000	$ 47,618,000	$ 57,115,000	$ 50,047,000
Total non current liabilities	$ 18,751,000	$ 13,566,000	$ 19,552,000	$ 13,536,000	$ 11,630,000
Redeemable common stock	$ 5,897,000	$ 6,219,000	$ 7,486,000	$ 8,964,000	$ 10,115,000
Cash dividends declared	-	-	-	-	-
Selected Operating Data:
Total fixed premium placed inforce (1)	$ 508 million	$ 480 million	$ 800 million	$ 2.15 billion	$ 1.3 billion
Total fixed policies placed inforce (1)	7,000	7,000	13,000	36,000	24,000
Policies maintained at year end	84,000	111,000	123,000	127,000	107,000

(1)

When a policyholder remits a premium payment with an accurate and completed application for an insurance policy, the policy is placed inforce.  Inforce premium and policies are statistics of our carriers but are factors that directly affect our revenue.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General Overview of Our Business

Regan Holding Corp. is a holding company whose three operating segments are Legacy Marketing Group, Legacy Financial Services and Imagent Online.

Legacy Marketing designs, markets and administers fixed annuity products on behalf of certain unaffiliated insurance carriers in each of the United States, except Alabama and New York.  As of December 31, 2006, Legacy Marketing had marketing agreements with American National, Investors Insurance, Transamerica, Americom, Washington National and John Hancock.  The marketing agreements grant Legacy Marketing the exclusive right to market certain fixed annuity products issued by these insurance carriers.  Legacy Marketing is responsible for appointing Producers, who have contracted with Legacy Marketing to sell these products, with the applicable insurance carrier.  For these services, the insurance carriers pay Legacy Marketing commissions and marketing allowances.

Legacy Marketing also has administrative agreements with each of the insurance carriers listed above.  Under the terms of the administrative agreements, Legacy Marketing provides clerical, administrative and accounting services with respect to the insurance policies.  For providing these services, the insurance carriers pay Legacy Marketing administrative fees.

Through our wholly-owned broker-dealer subsidiary, Legacy Financial, we sell variable annuity and life insurance products, mutual funds, and debt and equity securities.  Sales of investment products are conducted through Legacy Financial’s network of independent registered representatives.

On January 25, 2007, prospectdigital LLC ("prospectdigital"), an indirect wholly owned subsidiary of Regan Holding, sold certain of its assets, which primarily included fixed assets and other miscellaneous operating assets, to PD Holdings LLC ("PD Holdings").  In addition, PD Holdings agreed to assume certain liabilities of prospectdigital.  The action was taken in a continuing effort to reduce Regan Holding’s operating expenses, as prospectdigital continued to sustain losses through the date of sale.

Lynda Regan, Chief Executive Officer, and R. Preston Pitts, President, Chief Operating Officer and Chief Financial Officer of Regan Holding, are the primary owners of PD Holdings.  In connection with the sale, we also entered into a service agreement with PD Holdings whereby subsidiaries of Regan Holding will provide certain administrative services to PD Holdings for a fee equal to the cost of the services provided.

Prospectdigital received $116,000 in consideration of the sale, which was greater than the estimated fair value of the assets of prospectdigital being sold, as determined by a third-party independent valuation.  The amount of consideration was approved by the Board of Directors of Regan Holding.

On July 20, 2006, Legacy Marketing entered into a credit agreement (the “Agreement”) with Washington National Insurance Company (the “Lender”).  Pursuant to the terms of the Agreement, the Lender made a non-revolving multiple advance term loan (the “Term Loan”) to Legacy Marketing totaling $6.0 million.  As of December 31, 2006, the balance due under this Agreement was $6.0 million.

Pursuant to the terms of the Agreement, beginning July 1, 2007, Legacy Marketing will be required to make quarterly principal payments on the Term Loan equal to a percentage of the outstanding principal balance of the Term Loan as of June 30, 2007, as follows:  3.75% of the balance for the first four payments, 5.0% of the balance for the next twelve payments and 6.25% of the balance for the final four payments.  The quarterly principal payments will be reduced, in order of maturity, by any optional prepayments by Legacy Marketing or prepayments resulting from prepayment events specified in the Agreement.  Additionally, beginning March 31, 2008, the Borrower will be required to semi-annually prepay the Term Loan on each March 31 and September 30 in an amount equal to fifty percent of the Company’s excess cash flow (as defined in the Agreement) for the immediately preceding six month periods ended December 31 and June 30, subject to certain conditions specified in the Agreement.  Interest on the unpaid principal balance of the Term Loan is currently payable on a monthly basis and accrues at the LIBOR-based rate (as defined in the Agreement) plus 3.5%, which was 8.82% as of December 31, 2006.  The principal balance and accrued interest on the Term Loan is payable in full by April 1, 2012.

The Term Loan is primarily secured by our bank and securities accounts, equipment and investment property, and Legacy Marketing’s obligations are currently guaranteed by Regan Holding, Legacy Advisory Services, Inc., Imagent Online LLC and certain shareholders of Regan Holding.  In addition, Legacy Marketing is required to comply with other financial and non-financial covenants specified in the Agreement.  In the event of default under the Agreement, the entire balance of the Term Loan would become immediately payable unless Legacy Marketing obtains a waiver from the Lender.

The administrative agreement between IL Annuity and Legacy Marketing expired on April 30, 2006.  In the twelve months ended December 31, 2006 and 2005, Legacy Marketing received approximately $600,000 and $1.7 million in gross revenue under the administrative agreement.  The expiration of the administrative agreement does not affect the commissions earned by Legacy Marketing on additional premium received or assets under management with respect to the underlying IL Annuity insurance contracts.

On November 18, 2005, Regan Holding sold its office buildings in Petaluma, California for $12.8 million.  Regan Holding and the third party buyer (the “Buyer”) further agreed to enter into a ten year lease agreement, concurrently with the sale of the buildings, whereby we leased back 71,612 square feet through March 14, 2007, and will continue to lease back 47,612 square feet for the remainder of the lease term.  The monthly base rent is $1.29 per square foot and will increase annually by three percent during the term of the lease, in addition to monthly taxes and operating expenses.

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

In 2005, the Securities and Exchange Commission (“SEC”) informed certain issuers of equity-indexed annuities that it is examining whether such annuities need to be registered under the Securities Act of 1933.  Also in 2005, the National Association of Securities Dealers (“NASD”) issued guidance to its members indicating that broker-dealers regulated by the NASD have certain responsibilities with respect to the offer and sale of equity-indexed annuities, including an obligation to determine the suitability of such products for their customers, regardless of whether equity-indexed annuities are deemed to be securities.  Finally, some state insurance regulators are considering whether additional suitability regulations should be implemented with respect to all sales of fixed annuities, particularly with respect to senior citizens.  In California, Commissioner Garamendi issued a letter in 2005, to California life insurance companies urging them to develop suitability standards for the sale of annuity products to seniors.

Our core business consists of selling fixed annuity products, on behalf of insurance carriers, through a network of independent insurance producers (“Producers”).   If the initiatives undertaken by California and other states, the Securities and Exchange Commission or the NASD with respect to equity-indexed and other annuities, or similar initiative that may be undertaken in this or future years, result in new regulation or legislation, our operations and those of our Producers could be adversely affected.  We are unable to predict whether, or which, of these initiatives will result in new laws or regulations, or whether other initiatives may affect our business and the demand for fixed annuity products marketed by Legacy Marketing.  If such initiatives result in new regulation or laws, they could have a material adverse effect on the insurance industry in general or on our financial condition and results of operations.

In recent years, the U.S. insurance regulatory framework has come under increased scrutiny.  Some state legislatures have considered laws that may alter or increase state regulation of insurance, reinsurance, and holding companies.  Moreover, the National Association of Insurance Commissioners and state insurance regulators regularly re-examine existing laws and regulations, often focusing on modifications to holding company regulations, interpretations of existing laws, and the development of new laws.  Changes in these laws and regulations or their interpretation could have a material adverse effect on our financial condition or results of operations.  In addition, the U.S. Congress and insurance regulatory groups have recently held hearings on, and the U.S. Congress has in the past considered statutes that would impose certain national uniform standards and repeal the McCarran-Ferguson antitrust exemption for the business of insurance.  The U.S. Congress could adopt laws or regulations that could have a material adverse effect on our financial condition or results of operations.

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements and related notes, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Legacy Marketing has marketing and administrative agreements with certain insurance carriers.  Under the terms of the marketing agreements, Legacy Marketing is responsible for appointing Producers, who have contracted with Legacy Marketing to sell fixed annuity products, with various states’ departments of insurance and the applicable insurance carriers.

Under the terms of the administrative agreements, Legacy Marketing provides clerical, administrative and accounting services with respect to the insurance policies. For providing these services, the insurance carriers pay Legacy Marketing issuing, maintenance, and termination fees on a per transaction basis, with the amount of the fee depending on the type of policy and type of service.

There are no significant management judgments associated with reporting these revenues. When a policyholder remits a premium payment with an accurate and completed application for an insurance policy, the policy is considered inforce and Legacy Marketing recognizes marketing allowances and commission income.  Legacy Marketing’s carriers grant policyholders a contractual right to terminate the insurance contract ten to thirty days after a policy is placed inforce.  This return period varies depending on the carrier, the type of policy and the jurisdiction in which the policy is sold.  Legacy Marketing gathers historical product return data that does not vary significantly from quarter to quarter, and has historically been predictive of future events.  Returns are estimated using this data and have been reflected in the Consolidated Financial Statements.  Legacy Marketing recognizes administrative fees on a per transaction basis as services are performed, with the amount of the fee depending on the type of policy and type of service.

We capitalize external consulting fees, and salaries and benefits for employees who are directly associated with the development of software for internal use, when both of the following occur:

•

The preliminary project stage is completed and the project is therefore in the application development stage; and

•

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

We review our other long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  We periodically review capitalized internal use software to determine if the carrying value is fully recoverable.  Recoverability is measured by a comparison of the assets’ carrying amount to their expected future undiscounted cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds the present value of future discounted cash flows.

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

Regan Holding Corp. Consolidated Results of Operations

Year ended December 31, 2006 compared with year ended December 31, 2005

We had a consolidated net loss from continuing operations of $6.2 million in 2006, compared to a consolidated net loss from continuing operations of $12.3 million in 2005. The $6.1 million decrease in losses was primarily due to lower net losses incurred by Legacy Marketing and $2.7 million non-recurring tax recovery. We had a consolidated net loss of $6.3 million in 2006, compared to a consolidated net loss of $13.7 million in 2005. The $7.4 million decrease in losses was primarily due to lower net losses incurred by Legacy Marketing, $2.7 million non-recurring tax recovery and lower losses from discontinued operations.

Year ended December 31, 2005 compared with year ended December 31, 2004

We had a consolidated net loss from continuing operations of $12.3 million in 2005, compared to a consolidated net loss from continuing operations of $6.7 million in 2004. The $5.6 million increase in losses was primarily due to higher net losses incurred by Legacy Marketing and Imagent Online.

We had a consolidated net loss of $13.7 million in 2005, compared to a consolidated net loss of $7.5 million in 2004. The $6.2 million increase in losses was primarily due to higher net losses incurred by Legacy Marketing and Imagent Online, and higher losses from discontinued operations. Excluding the $2.9 million impairment charge for internal use software, our consolidated net loss was $10.8 million in 2005.

Legacy Marketing Results of Operations

Year ended December 31, 2006 compared with year ended December 31, 2005

Legacy Marketing’s revenue increased $1.3 million (5%) in 2006 compared to 2005 primarily due to increased marketing allowances and commissions of $1.7 million and other revenue of $884,000, partially offset by a decline in administrative fees of $1.2 million.  Marketing allowances and commissions increased $1.7 million (11%) primarily due to the sales of fixed annuity products issued by Washington National.  We began marketing Washington National products in March 2006.  The increase in sales due to the introduction of a new product with Washington National was partially offset by a decline in sales of fixed annuity products issued by Investors Insurance.  This decrease occurred primarily because we discontinued selling fixed annuity products issued by Investors Insurance in certain states during the third quarter of 2005 due to changes in regulatory requirements of those jurisdictions related to minimum guaranteed rates.

Other revenue increased $884,000 (110%) primarily due to an increase in new product implementation and marketing program fees, and revenue resulting from amortization of deferred gain on the sale of our Petaluma, CA building.

Administrative fees decreased $1.2 million (14%) in 2006 compared to 2005 primarily due to the expiration of the administrative agreement with IL Annuity on April 30, 2006.  The expiration of the administrative agreement does not affect the commissions earned by Legacy Marketing on additional premium received or assets under management with respect to the underlying IL Annuity insurance contracts.

During the year ended December 31, 2006, Legacy Marketing sold and administered products primarily on behalf of three unaffiliated insurance carriers:  Washington National, American National, and Transamerica.  As indicated below, the agreements with these carriers generated a significant portion of our total consolidated revenue:

	2006	2005
Washington National	23%	N/A
American National	19%	23%
Transamerica	14%	18%

Our consolidated revenues were derived primarily from sales and administration of the following fixed annuity products:

	2006	2005
RewardMark (SM) series (sold on behalf of Washington National)	23%	N/A
BenchMark (SM) series (sold on behalf of American National)	18%	22%
SelectMark (SM) series (sold on behalf of Transamerica)	14%	18%

Legacy Marketing’s operating expenses decreased $3.7 million (10%) in 2006 compared to 2005 primarily due to a $2.9 million impairment charge for internal use software recorded in 2005.  Excluding the $2.9 million impairment charge for internal use software, Legacy Marketing’s expenses decreased $800,000 (2%) in 2006 compared to 2005 primarily due to decreased selling, general and administrative expenses and other expenses.  Selling, general and administrative expenses decreased $508,000 (2%) primarily due to decreased compensation and benefits, partially offset by higher sales promotion and support costs.  Compensation and benefits decreased primarily due to decreased employee headcount, and sales promotion and support increased in 2006 primarily as the result of increased sales incentive costs.  We had a benefit from income taxes of approximately $2.7 million in 2006 resulting from a settlement of prior years’ tax matters.  In addition, Legacy Marketing has established a valuation allowance related primarily to its federal and state deferred tax assets, which increased $3.0 million in 2006.

Year ended December 31, 2005 compared with year ended December 31, 2004

Legacy Marketing’s revenue decreased $9.2 million (27%) in 2005 compared to 2004 primarily due to decreased marketing allowances and commissions and administrative fees.  Marketing allowances and commissions decreased $7.2 million (32%) primarily due to decreased sales of fixed annuity products issued by Legacy Marketing’s carriers.

Legacy Marketing experienced a decrease in sales of fixed annuity products issued by Investors Insurance in 2005 compared to 2004.  We believe the decrease was primarily attributable to a downgrade in the A.M. Best credit rating of Investors Insurance from an A- rating to a B++ rating in September 2003.  As a result, sales of fixed annuity products issued by Investors Insurance declined throughout 2004.  In addition, we discontinued selling fixed annuity products issued by Investors Insurance in certain states during 2005 due to changes in regulatory requirements related to minimum guaranteed rates, which contributed to the decrease in sales of fixed annuity products in the second half of 2005.  Revenues from the sales and administration of Investors Insurance products decreased $4.5 million in 2005 compared to 2004 and accounted for 20% and 27% of our total consolidated revenue for the years ended December 31, 2005 and 2004.

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

Legacy Marketing’s fixed annuity product sales were also negatively affected by Transamerica and Legacy Marketing deciding to discontinue the marketing of Transamerica products that were marketed exclusively by Legacy Marketing, effective May 3, 2004.  Revenues derived from sales and administration of Transamerica products decreased $4.0 million in 2005 compared to 2004 and accounted for 18% and 24% of our total consolidated revenue for the years ended December 31, 2005 and 2004.  Legacy Marketing continues to administer the discontinued products and to accept additional premium payments, subject to applicable additional deposit rules for these products.

Legacy Marketing’s fixed annuity product sales were positively impacted in 2005, as compared to 2004, by revenue derived from sales and administration of products issued by Americom.  In June 2004, Legacy Marketing entered into marketing and administrative services agreements with Americom and began marketing and administering Americom products in November 2004.  Revenue derived from sales and administration of Americom products was $3.2 million in 2005 and accounted for approximately 11% of our total consolidated revenue for the year ended December 31, 2005.

Administrative fees decreased $1.7 million (16%) in 2005 compared to 2004 primarily due to decreased issuing and maintenance fees resulting from decreased fixed annuity product sales.

Legacy Marketing’s operating expenses decreased $2.9 million (7%) in 2005 compared to 2004 primarily due to decreased selling, general and administrative expenses.  Excluding the $2.9 million impairment charge for internal use software, Legacy Marketing’s expenses decreased $5.8 million (15%) in 2005 compared to 2004.  Selling, general and administrative expenses decreased $5.6 million (16%) primarily due to decreased compensation and benefits and professional fees.  Compensation and benefits decreased primarily due to decreased employee headcount and a reduction in temporary help.  Professional fees decreased primarily due to decreased consulting fees.

Legacy Marketing has established a valuation allowance related primarily to its federal and state deferred tax assets, which increased $3.0 million in 2005.

Legacy Financial Results of Operations

Year ended December 31, 2006 compared with year ended December 31, 2005

Legacy Financial revenue increased $177,000 (5%) in 2006 compared to 2005 primarily due to increased commission income as a result of increased sales volume and an increase in other income.

Legacy Financial operating expenses increased $766,000 (21%) in 2006 compared to 2005, which was due to an increase in selling, general and administrative expenses of $434,000 (14%) and other expenses of $334,000 (57%).  The increase in selling, general and administrative expenses was mainly attributable to an increase in professional fees and compensation and benefits as the result of increased headcount and temporary help.  Professional fees increased mainly due to higher legal costs.  Other expenses increased in 2006 compared to 2005 primarily due to higher arbitration costs during the year.

Year ended December 31, 2005 compared with year ended December 31, 2004

Legacy Financial revenue decreased $115,000 (3%) in 2005 compared to 2004 primarily due to decreased commission income and advisory fees as a result of decreased sales volume and a decrease in other income.

Legacy Financial operating expenses decreased $332,000 (8%) in 2005 compared to 2004, which was primarily due to a decrease in selling, general and administrative expenses of $346,000 (10%).  This decrease was mainly attributable to a decrease in compensation and benefits and professional fees.  Compensation and benefits decreased as the result of decreased headcount, a reduction in temporary help and decreased management fees paid to Legacy Marketing.  In addition, professional fees decreased mainly due to lower legal costs and advisory expenses.

Discontinued Segment

In January 2006, we decided to discontinue the operations of Values Financial Network (“VFN”).  We incurred insignificant costs in connection with exiting the operations.

We had net losses from our discontinued segment of $1.4 million in 2005 compared to a net loss of $751,000 in 2004.  The increase in net loss was primarily due to an increase in the valuation allowance against VFN’s deferred tax assets of $1.0 million and a valuation allowance of $201,000 recorded for a long-lived asset.  These expenses were partially offset by decreased goodwill impairment losses of $679,000 resulting from a goodwill impairment charge in 2004 and a decrease in compensation and benefits and professional fees in 2005.

Imagent Online Results of Operations

On January 25, 2007, prospectdigital sold certain of its assets, which primarily included fixed assets and other miscellaneous operating assets, to PD Holdings.  In addition, PD Holdings agreed to assume certain liabilities of prospectdigital.  The action was taken in a continuing effort to reduce operating expenses as prospectdigital continued to sustain losses through the date of sale.

Year ended December 31, 2006 compared with year ended December 31, 2005

Imagent Online had a net loss of $1.3 million in 2006 compared to a net loss of $961,000 in 2005.  Losses have increased in 2006 primarily due to an increase in valuation allowance against Imagent Online’s deferred tax assets.  Imagent Online’s pre-tax losses decreased in 2006 primarily due to reduced depreciation expense.  Depreciation expense was higher in 2005 primarily due to accelerating depreciation on certain capitalized software, which was replaced by a new version.

Year ended December 31, 2005 compared with year ended December 31, 2004

Imagent Online had a net loss of $961,000 in 2005 compared to a net loss of $515,000 in 2004.  The increased losses were primarily due to higher selling, general and administrative expenses and depreciation expense.  Selling, general and administrative expenses increased in 2005 mainly due to increased compensation and benefits expense resulting from increased headcount.  Depreciation expense increased in 2005 primarily due to accelerating depreciation on certain capitalized software, which was replaced by a new version.

Liquidity and Capital Resources

Our cash provided by or used in operating activities generally follows the trend in our revenue and operating results.  Our cash used in operating activities was $4.5 million, $5.6 million and $4.4 million in 2006, 2005 and 2004.  Our cash used in operating activities in 2006 was primarily the result of our net loss and non-cash charges such as gains on trading securities, partially offset by depreciation and amortization, a decrease in prepaid expenses and by proceeds from the sales of trading securities.

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

Net cash used in investing activities of $2.3 million in 2006 primarily consisted of purchases of fixed assets.

Net cash provided by investing activities of $12.6 million in 2005 primarily consisted of the proceeds from the sale of our office buildings in Petaluma, California, and a refund of option fees pursuant to the terms of the Purchase Option Agreement with SCOR Life U.S. Re Insurance Company (“SCOR”) totaling $3.0 million, excluding interest, partially offset by purchases of fixed assets totaling $2.7 million.

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

Net cash provided by financing activities in 2006 of $5.8 million primarily consisted of loan proceeds of $6.0 million resulting from our credit agreement with Washington National.

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

In April 2004, we completed construction of our office building in Rome, Georgia, financing it with a $2.9 million variable interest rate note indexed to 30-day LIBOR plus 1.9%.  The note is payable over ten years in monthly installments of principal, amortized on the basis of a 20-year term, and interest.  At the end of the ten years, we must pay the balance of the principal due on the note.  The outstanding balance of the note as of December 31, 2006, was $2.7 million.  To manage interest expense, we entered into an interest rate swap agreement with a notional amount equal to the principal balance of the note, which modifies its interest expense from a variable rate to a fixed rate.  The April 2004 swap agreement involves the exchange of interest obligations from April 2004 through April 2014 whereby we pay a fixed rate of 6.8% in exchange for a variable rate indexed to 30-day LIBOR plus 1.9%.

We lease office and warehouse premises and certain office equipment under non-cancelable operating leases.  As of December 31, 2006, our total contractual cash obligations, including the building financing and the loan with Washington National discussed above, were as follows:

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt	$ 8,673,000	$ 534,000	$ 2,436,000	$ 2,762,000	$ 2,941,000
Operating Leases	8,847,000	1,414,000	1,869,000	1,810,000	3,754,000
Total Contractual Cash Obligations	$ 17,520,000	$ 1,948,000	$ 4,305,000	$ 4,572,000	$ 6,695,000

Pursuant to the terms of our Amended and Restated Shareholder's Agreement with Lynda L. Regan, Chief Executive Officer of the Company and Chairman of our Board of Directors, upon the death of Ms. Regan, we would have the option (but not the obligation) to purchase from Ms. Regan’s estate all shares of common stock that were owned by Ms. Regan at the time of her death, or were transferred by her to one or more trusts prior to her death.  In addition, upon the death of Ms. Regan, her heirs would have the option (but not the obligation) to sell their inherited shares to us.  The purchase price to be paid by us shall be equal to 125% of the fair market value of the shares.  As of December 31, 2006, we believe that 125% of the fair market value of the shares owned by Ms. Regan was equal to $900,000.  We have purchased life insurance coverage for the purpose of funding this potential obligation upon Ms. Regan’s death.

We used $4.5 million, $5.6 million and $4.4 million of cash in operations in 2006, 2005 and 2004, respectively.  We also incurred consolidated net losses of $6.3 million, $13.7 million and $7.5 million in 2006, 2005 and 2004, respectively.  If our consolidated net losses continue, a cash shortfall could occur.  To address this issue, during 2006, we lowered our cost structure by reducing our employee headcount.  In January 2007, we exited the prospectdigital business and disposed of its assets.  This action eliminated approximately $1.2 million of annual cash use.  In addition, we intend to continue lowering costs by refining our business model to focus on higher value added activities.  This will include multiple initiatives to increase efficiencies.  Certain activities may be eliminated completely; other activities may be restructured.  We are currently restructuring a portion of our debt, which we anticipate will enable us to defer our obligation to begin making scheduled principal payments until March 2008 and improve our liquidity by allowing us to leverage certain assets the use of which is currently restricted by the debt agreement.  We are also in negotiations to sell certain assets, which sales, if successful, will result in additional cash inflows.  In the event that a cash shortfall does occur, we believe that adequate financing could be obtained to meet our cash flow needs.  However, there can be no assurances that such financing would be available on favorable terms.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, that implementation of SFAS No. 157 will have on our results of operations and financial condition.

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”) which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  We have determined that the guidance in SAB 108 does not have a material impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our investments are categorized as trading securities.

We had an investment in a short-term fixed income security of $996,000 which matured in January 2006 and yielded a return of 4.8%.  This investment was classified as a cash equivalent at December 31, 2005.  We did not have any investments in fixed income instruments as of December 31, 2006.

Equity price risk is the potential loss arising from changes in the value of equity securities. In general, equity securities have more year-to-year price variability than intermediate term high-grade bonds.  However, returns over longer time frames have been consistently higher.  Our equity securities consist primarily of investments in broadly diversified mutual funds. As a result of favorable market conditions related to our mutual fund investments, the fair value of our equity securities was above original cost at December 31, 2006 and 2005.  The original cost and fair values of our marketable equity trading securities are shown below:

	Original Cost	Fair Value
December 31, 2006	$ 6,832,000	$ 8,274,000
December 31, 2005	$ 7,394,000	$ 8,010,000

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Regan Holding Corp.:

We have audited the accompanying consolidated balance sheets of Regan Holding Corp. and its subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended.  Our audits also included the financial statement schedule listed in Item 15(a)(2) as of and for the years ended December 31, 2006 and 2005.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor have we been engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regan Holding Corp. and its subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule as of and for the years ended December 31, 2006 and 2005, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited the adjustments to the 2004 consolidated financial statements to retroactively apply the change in accounting for discontinued operations, as described in Note 15.  In our opinion, such adjustments are appropriate and have been properly applied.  We were not engaged to audit, review, or apply any procedures to the 2004 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any form of assurance on the 2004 consolidated financial statements taken as a whole.

/s/ Burr, Pilger & Mayer, LLP

San Francisco, California

March 28, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Regan Holding Corp.:

In our opinion, the consolidated statement of operations, shareholders' equity and cash flows for the year ended December 31, 2004, before the effects of the adjustments to retrospectively reflect the discontinued operations described in Note 15, present fairly, in all material respects, the results of operations and cash flows of Regan Holding Corp. and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America (the 2004 financial statements before the effects of the adjustments discussed in Note 15 are not presented herein).  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the year ended December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements before the effects of the adjustments described above.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the discontinued operations described in Note 15 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have properly applied.  Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 29, 2005

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheet

	December 31,
	2006	2005
Assets
Cash and cash equivalents	$ 2,917,000	$ 3,862,000
Trading investments	8,274,000	8,010,000
Accounts receivable, net of allowance of $167,000 and $227,000 at
December 31, 2006 and 2005	1,578,000	1,716,000
Prepaid expenses and deposits	589,000	1,572,000
Total current assets	13,358,000	15,160,000
Net fixed assets	12,303,000	13,424,000
Notes receivable, net of allowance of $222,000 and $202,000 at
December 31, 2006 and 2005	553,000	680,000
Other assets	1,462,000	1,136,000
Total non-current assets	14,318,000	15,240,000
Total assets	$ 27,676,000	$ 30,400,000

Liabilities, redeemable common stock, and shareholders’ equity (deficit)
Liabilities
Accounts payable and accrued liabilities	$ 6,079,000	$ 5,476,000
Income taxes payable	-	2,650,000
Current portion of notes payable and other borrowings	534,000	78,000
Total current liabilities	6,613,000	8,204,000
Deferred compensation payable	8,090,000	8,044,000
Deferred gain on sale of building	2,433,000	2,724,000
Other liabilities	89,000	125,000
Notes payable, less current portion	8,139,000	2,673,000
Total non-current liabilities	18,751,000	13,566,000
Total liabilities	25,364,000	21,770,000

Redeemable common stock, Series A and B	5,897,000	6,219,000

Shareholders’ equity (deficit)
Preferred stock, no par value:
Authorized: 100,000,000 shares; no shares issued or outstanding	-	-
Series A common stock, no par value:
Authorized: 45,000,000 shares; issued or outstanding: 20,959,000
shares at December 31, 2006 and 2005	3,921,000	3,921,000
Paid-in capital	6,650,000	6,561,000
Accumulated deficit	(14,156,000)	(8,071,000)
Total shareholders’ equity (deficit)	(3,585,000)	2,411,000
Total liabilities, redeemable common stock, and shareholders’ equity (deficit)	$ 27,676,000	$ 30,400,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Operations

	For the Years Ended December 31,
	2006	2005	2004
Revenue
Marketing allowances and commission overrides	$ 15,987,000	$ 13,639,000	$ 20,203,000
Trailing commissions	3,540,000	4,095,000	4,792,000
Administrative fees	7,657,000	8,873,000	10,584,000
Other revenue	2,605,000	1,547,000	1,767,000
Total revenue	29,789,000	28,154,000	37,346,000

Expenses
Selling, general and administrative	32,789,000	32,690,000	38,076,000
Depreciation and amortization	3,547,000	3,867,000	4,040,000
Internal use software impairment loss	-	2,939,000	-
Other	2,548,000	2,542,000	2,314,000
Total expenses	38,884,000	42,038,000	44,430,000

Operating loss	(9,095,000)	(13,884,000)	(7,084,000)

Other income
Investment income, net	334,000	562,000	531,000
Interest expense	(175,000)	(79,000)	(9,000)
Total other income, net	159,000	483,000	522,000

Loss before income taxes	(8,936,000)	(13,401,000)	(6,562,000)
Provision for (benefit from) income taxes	(2,695,000)	(1,072,000)	154,000

Loss from continuing operations	(6,241,000)	(12,329,000)	(6,716,000)

Discontinued operations
Loss from operation of discontinued segment Values
Financial Network, Inc.	(7,000)	(579,000)	(1,248,000)
Provision for (benefit from) income taxes	2,000	803,000	(497,000)

Loss from discontinued operations	(9,000)	(1,382,000)	(751,000)

Net loss before reduction of redeemable
common stock	(6,250,000)	(13,711,000)	(7,467,000)
Reduction of redeemable common stock	165,000	871,000	512,000
Net loss available for common shareholders	$ (6,085,000)	$ (12,840,000)	$ (6,955,000)

Basic and diluted loss per share:
Loss from continuing operations	$ (0.26)	$ (0.51)	$ (0.28)
Net loss	$ (0.26)	$ (0.57)	$ (0.31)
Loss available for common shareholders	$ (0.25)	$ (0.53)	$ (0.29)
Weighted average shares outstanding used to
compute basic and diluted net loss per share amounts	24,094,000	24,259,000	23,880,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity (Deficit)
For the years ended December 31, 2006, 2005, and 2004

						Accumulated
	Series A Common		Common		Retained	Other
	Stock		Stock	Paid-in	Earnings	Comprehensive
	Shares	Amount	Committed	Capital	(Deficit)	Income (loss)	Total

Balance December 31, 2003	20,252,000	$3,158,000	$25,000	$6,510,000	$11,779,000	$56,000	$21,528,000
Comprehensive loss, net of tax:
Net loss					(7,467,000)		(7,467,000)
Net unrealized gains on investments						24,000	24,000
Less:
Reclassification of net realized gains						(80,000)	(80,000)

Total comprehensive loss							(7,523,000)
Retirement of common stock upon voluntary repurchases	(181,000)	(278,000)			(55,000)		(333,000)
Issuance of common stock committed		25,000	(25,000)				-
Exercise of stock options	841,000	942,000					942,000
Reduction to redemption value of redeemable common stock					512,000		512,000
Producer stock option expense				12,000			12,000

Balance December 31, 2004	20,912,000	3,847,000	-	6,522,000	4,769,000	-	15,138,000
Comprehensive loss, net of tax:
Net loss					(13,711,000)		(13,711,000)
							-
Retirement of common stock upon mandatory repurchases				31,000			31,000
Exercise of stock options	47,000	74,000					74,000
Reduction to redemption value of redeemable common stock					871,000		871,000
Producer stock option expense				8,000			8,000

Balance December 31, 2005	20,959,000	3,921,000	-	6,561,000	(8,071,000)	-	2,411,000
Comprehensive loss, net of tax:
Net loss					(6,250,000)		(6,250,000)
Repurchase of redeemable common stock				79,000			79,000
Reduction to redemption value of redeemable common stock					165,000		165,000
Stock option compensation				10,000			10,000

Balance December 31, 2006	20,959,000	$3,921,000	$-	$6,650,000	$(14,156,000)	$-	$(3,585,000)

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Cash Flows

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$ (6,250,000)	$ (13,711,000)	$ (7,467,000)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation	3,477,000	4,023,000	4,208,000
Losses on write-off of fixed assets	33,000	3,213,000	67,000
Amortization of deferred gain on sale of building	(291,000)	(33,000)	-
Impairment of goodwill and intangible assets	-	-	679,000
Reduction of doubtful accounts	(40,000)	(140,000)	(62,000)
Deferred taxes	-	(470,000)	3,034,000
Amortization of premium or discount on investments	-	-	40,000
Gains on trading securities, net	(1,077,000)	(344,000)	(869,000)
Realized gains on sales of investments, net	-	-	(133,000)
Producer / employee stock option expense	10,000	8,000	12,000
Changes in operating assets and liabilities:
Sales (purchases) of trading securities, net	813,000	234,000	(720,000)
Accounts receivable	198,000	122,000	2,791,000
Prepaid expenses and deposits	983,000	(867,000)	98,000
Income taxes receivable and payable	(2,679,000)	3,405,000	(2,745,000)
Accounts payable and accrued liabilities	603,000	241,000	(5,547,000)
Deferred compensation payable	46,000	296,000	1,491,000
Other operating assets and liabilities	(333,000)	(1,606,000)	760,000
Net cash used in operating activities	(4,507,000)	(5,629,000)	(4,363,000)
Cash flows from investing activities:
Purchases of available-for-sale securities	-	-	(2,101,000)
Proceeds from sales of available-for-sale securities	-	-	5,536,000
Proceeds from maturities of available-for-sale securities	-	-	2,500,000
Option to purchase Investors Insurance Corporation	-	2,975,000	(1,775,000)
Proceeds (payments) from notes receivable	107,000	(210,000)	155,000
Proceeds from disposal of fixed assets	-	12,570,000	-
Purchases of fixed assets	(2,389,000)	(2,745,000)	(7,672,000)
Net cash provided by (used in) investing activities	(2,282,000)	12,590,000	(3,357,000)
Cash flows from financing activities:
Proceeds from loans payable	-	-	2,155,000
Payments toward loans payable	-	-	(2,346,000)
Proceeds from note payable	6,000,000	-	2,870,000
Payments toward notes payable	(78,000)	(7,156,000)	(162,000)
Repurchases of redeemable common stock	(78,000)	(365,000)	(966,000)
Proceeds from exercise of common stock options	-	74,000	942,000
Voluntary repurchases of common stock	-	-	(333,000)
Net cash provided by (used in) financing activities:	5,844,000	(7,447,000)	2,160,000
Net decrease in cash and cash equivalents	(945,000)	(486,000)	(5,560,000)
Cash and cash equivalents, beginning of period	3,862,000	4,348,000	9,908,000
Cash and cash equivalents, end of period	$ 2,917,000	$ 3,862,000	$ 4,348,000

Supplemental cash flow information:
Tax refunds received	$ (18,000)	$ (3,209,000)	$ (650,000)
Interest paid	$ 145,000	$ 678,000	$ 634,000

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REGAN HOLDING CORP. AND SUBSIDIARIES

1. Organization and Summary of Significant Accounting Policies

a. Organization

Regan Holding Corp. (the “Company”) is a holding company, incorporated in California in 1990, whose primary operating subsidiaries are Legacy Marketing Group (“Legacy Marketing”) and Legacy Financial Services, Inc. (“Legacy Financial”).

As of December 31, 2006, Legacy Marketing had marketing agreements with American National Insurance Company (“American National”), Investors Insurance Corporation (“Investors Insurance”), Transamerica Life Insurance and Annuity Company (“Transamerica”), Americom Life & Annuity Insurance Company (“Americom”), Washington National Insurance Company (“Washington National”) and John Hancock Variable Life Insurance Company (“John Hancock”) (collectively, the “carriers”).  During 2002, Legacy Marketing terminated its marketing agreement with IL Annuity and Insurance Company (“IL Annuity”).  The marketing agreements grant Legacy Marketing the exclusive right to market certain fixed annuity and life insurance products issued by the carriers (the “policies”).  In addition, Legacy Marketing is responsible for appointing independent insurance producers, who contract with Legacy Marketing to sell policies, with the applicable carrier.  For providing these services, the carriers pay Legacy Marketing commissions and marketing allowances.

Legacy Marketing also has administrative agreements with the carriers.  The administrative agreement with IL Annuity expired on April 30, 2006.  Pursuant to the administrative agreements, Legacy Marketing provides clerical, administrative, and accounting services with respect to the policies.  These services include billing, collecting and remitting premium for the policies.  For providing these services, the carriers pay Legacy Marketing administrative fees.

Through its wholly-owned broker-dealer subsidiary, Legacy Financial, the Company sells variable annuity and life insurance products, mutual funds and debt and equity securities.  Legacy Financial has entered into sales agreements with investment companies that give it the non-exclusive right to sell investment products on behalf of those companies. Sales of investment products are conducted through Legacy Financial’s network of independent registered representatives.

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

c. Revenue Recognition

When a policyholder remits a premium payment with an accurate and completed application for an insurance policy, the policy is placed inforce and Legacy Marketing recognizes marketing allowances and commission income.  Legacy Marketing’s carriers grant policyholders a contractual right to terminate the insurance contract ten to thirty days after a policy is placed inforce.  This return period varies depending on the carrier, the type of policy and the jurisdiction in which the policy is sold.  Legacy Marketing gathers historical product return data that does not vary significantly from quarter to quarter, and has historically been predictive of future events.  Returns are estimated using this data and have been reflected in the consolidated financial statements.  Legacy Marketing recognizes administrative fees on a per transaction basis as services are performed, with the amount of the fee depending on the type of policy and type of service.

Legacy Financial recognizes commission revenue when clients remit payment with a signed and completed variable annuity or investment contract.  Under the terms of the sales agreements between Legacy Financial and various investment companies, Legacy Financial is compensated based upon predetermined percentages of actual sales levels.

d. Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash equivalents, trading investments, accounts receivable, accounts payable, accrued liabilities and notes payable approximate their market values based on their relatively short-term nature or comparable market information available at the respective balance sheet dates.

e. Cash and Cash Equivalents

Cash and cash equivalents include marketable securities with an original maturity or remaining maturity of ninety days or less at the time of purchase.

f. Investments

The Company’s investments are classified as available-for-sale or trading securities and are carried at fair value.  For available-for-sale securities, unrealized gains and losses, net of the related tax effect, are reported as a separate component of shareholders’ equity.  For trading securities, unrealized gains and losses are reported in Selling, general and administrative expenses.

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

•

The preliminary project stage is completed and therefore the project is in the application development stage; and

•

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

Depreciation is computed using the straight-line method over the estimated useful life of each type of asset, as follows:

Computer hardware and purchased software

3-5 years

Internal use software development costs

3-5 years

Leasehold improvements

2-10 years

Furniture and equipment

5 years

Building

40 years

h. Impairment of Long-Lived Assets

In accordance with Statement of Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Measurement of the impairment of long-lived assets is based upon management’s estimate of undiscounted future cash flows.  The Company periodically reviews capitalized internal use software to determine if the carrying value is fully recoverable.  If there are future cash flows directly related to the software or the business unit of which it is a part, as applicable, we record an impairment loss when the present value of the future cash flows is less than the carrying value.  If software, or components of software, in development are abandoned, the Company takes a charge to write off the capitalized amount in the period the decision is made to abandon it.

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

l. Stock Options

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS 123R”) which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options.  SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and instead generally requires that such transactions be accounted for using a fair-value based method.  Prior to January 1, 2006, the Company used the minimum value method in estimating the value of employee option grants as allowed by SFAS 123, amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  Accordingly, the Company has elected the prospective transition method as permitted under SFAS 123R, and prior periods have not been restated to reflect the impact of SFAS 123R.  The prospective transition method requires that stock-based compensation expense be recorded for all new stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006.  The Company issues new shares of common stock upon the exercise of stock options.

m. Recent Accounting Pronouncements

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

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”) which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company has determined that the guidance in SAB 108 does not have a material impact on its financial position or results of operations.

2. Investments

The Company had no available for sale investments at December 31, 2006, 2005, and 2004.  The Company’s recorded realized gains (losses) from available-for-sale investments as follows:

	2006	2005	2004
Gross realized gains	$ -	$ -	$ 162,000
Gross realized losses	$ -	$ -	$ (33,000)

3. Fixed Assets

	December 31,
	2006	2005
Computer hardware and purchased software	$ 6,553,000	$ 6,510,000
Internal use software development costs	16,191,000	15,956,000
Leasehold improvements	1,161,000	1,161,000
Furniture and equipment	2,576,000	2,621,000
Building	3,108,000	3,108,000
Land and land improvements	338,000	338,000
	29,927,000	29,694,000
Accumulated depreciation and amortization	(17,624,000)	(16,270,000)
Total	$ 12,303,000	$ 13,424,000

In 1998, the Company began a project intending to replace our existing policy administration system with new licensed software.  In 2005, the Company conducted independent research, including consultation with industry experts about software solutions currently available in the marketplace and the benefits that companies, which are employing these systems, are receiving.  In the second quarter of 2005, the Company concluded that the advances in technology and functionality that these new designs have delivered, along with the associated financial benefits, are greater than the Company would realize by completing its plans to implement a new administration system.  In addition, the vendor of the new administration system announced that it will no longer be providing the appropriate updates for the system to the licensed users for all future regulatory changes, and that it will be the responsibility of each company that uses the system to modify the system for such changes.  As a result, management determined that the internal use software project associated with the new administration system had been impaired, and in the second quarter of 2005, the Company recorded a write-off of $2.9 million associated with abandoned components of the internal use software project.

On November 18, 2005, the Company sold its office buildings in Petaluma, California for a purchase price of $12.8 million.  In connection with the sale, the Company disposed of the following fixed assets:

		Accumulated
	Cost	Depreciation
Buildings	$ 7,776,000	$ (843,000)
Land and land improvements	2,754,000	-
Leasehold improvements	86,000	(31,000)
	$ 10,616,000	$ (874,000)

4. Goodwill and Other Intangible Assets

In 2004, due to the failure of VFN to produce revenues as projected, particularly in the corporate arena, management decided to cease actively marketing to the corporate market.  As a result, management lowered its expectations for future sales.  This event met the criteria of a “triggering event” for testing the recoverability of long-lived assets as required by Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, the Company compared the carrying amount of VFN’s long-lived assets to the projected sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Based on the fact that the sum of the undiscounted cash flows exceeded VFN’s assets, the Company concluded no impairment had occurred to the long-lived assets.

As a result of performing the impairment tests required under SFAS 144, the Company was then required under the provisions of SFAS 142 to perform a goodwill impairment test using the revised cash flows forecast discounted at an appropriate cost of capital.  The results of this test indicated that the Company’s goodwill was not recoverable.  Accordingly, the Company recorded a goodwill impairment loss on the remaining goodwill balance of $679,000 during the second quarter of 2004.

5. Option to Purchase Investors Insurance Corporation

On July 1, 2002, the Company entered into a Purchase Option Agreement with SCOR Life U.S. Re Insurance Company (“SCOR”), a 100% owner of the outstanding capital stock of Investors Insurance Corporation.  Pursuant to the terms of the agreement, SCOR granted the Company the right to purchase the outstanding capital stock of Investors Insurance in exchange for annual option fees.  The Company had the right to exercise the option at any time on or prior to June 30, 2005, or terminate the Option Agreement in accordance with its terms before such date if the A.M. Best rating of Investors Insurance declined below a specified level.  The A.M. Best rating of Investors Insurance fell below the specified level.  On June 22, 2005, the Company terminated the Option Agreement.  SCOR repaid the option fees paid by the Company pursuant to the Option Agreement, including interest, totaling approximately $3.3 million.

6. Accounts Payable and Accrued Liabilities

	December 31,
	2006	2005
Accrued sales incentive programs	$ 1,664,000	$ 485,000
Accrued compensation	1,609,000	1,825,000
Commissions payable	645,000	749,000
Accounts payable	496,000	563,000
Reserve for medical benefits	409,000	-
Payable to insurance carrier	323,000	620,000
Accrued software costs	-	675,000
Miscellaneous accrued expenses	933,000	559,000
Total	$ 6,079,000	$ 5,476,000

7. Notes Payable

On July 20, 2006, Legacy Marketing entered into a credit agreement (the “Agreement”) with Washington National Insurance Company (the “Lender”).  Pursuant to the terms of the Agreement, the Lender made a non-revolving multiple advance term loan (the “Term Loan”) to Legacy Marketing totaling $6.0 million.  As of December 31, 2006, the balance due under this Agreement was $6.0 million.

Pursuant to the terms of the Agreement, beginning July 1, 2007, Legacy Marketing will be required to make quarterly principal payments on the Term Loan equal to a percentage of the outstanding principal balance of the Term Loan as of June 30, 2007, as follows:  3.75% of the balance for the first four payments, 5.0% of the balance for the next twelve payments and 6.25% of the balance for the final four payments.  The quarterly principal payments will be reduced, in order of maturity, by any optional prepayments by Legacy Marketing or prepayments resulting from prepayment events specified in the Agreement.  Additionally, beginning March 31, 2008, Legacy Marketing will be required to semi-annually prepay the Term Loan on each March 31 and September 30 in an amount equal to fifty percent of the Company’s excess cash flow (as defined in the Agreement) for the immediately preceding six month periods ended December 31 and June 30, subject to certain conditions specified in the Agreement.  Interest on the unpaid principal balance of the Term Loan is currently payable on a monthly basis and accrues at the LIBOR-based rate (as defined in the Agreement) plus 3.5%, which was 8.82% as of December 31, 2006.  The principal balance and accrued interest on the Term Loan is payable in full by April 1, 2012.

The Term Loan is primarily secured by the Company’s bank and securities accounts, equipment and investment property, and Legacy Marketing’s obligations are currently guaranteed by the Company, Legacy Advisory Services, Inc., Imagent Online LLC and certain shareholders of the Company.  In addition, Legacy Marketing is required to comply with other financial and non-financial covenants specified in the Agreement.  In the event of default under the Agreement, the entire balance of the Term Loan would become immediately payable unless Legacy Marketing obtains a waiver from the Lender.

The Company has a mortgage on its office building in Rome, Georgia.  The note has a variable interest rate indexed to 30-day LIBOR plus 1.9% and is payable over ten years in monthly installments of principal, amortized on the basis of a 20-year term, and interest.  At the end of the ten years, the Company must pay the balance of the principal due on the note.  The outstanding balance of the note was $2.7 million as of December 31, 2006, and $2.8 million as of each of December 31, 2005 and 2004.  To manage interest expense, the Company entered into an interest rate swap agreement with a notional amount equal to the principal balance of the note, which modifies its interest expense from a variable rate to a fixed rate.  The April 2004 swap agreement involves the exchange of interest obligations from April 2004 through April 2014 whereby the Company pays a fixed rate of 6.8% in exchange for LIBOR plus 1.9%.  As of December 31, 2006, the Company made payments of $197,000 toward the principal balance of the note.  The required principal payments over the next five years are: $84,000, $90,000, $96,000, $103,000 and $110,000.

As of December 31, 2004, the Company had an outstanding mortgage due of $7.1 million on its office buildings in Petaluma, California.  The note bore interest at 6.95% and was originally due by August 1, 2012.  On November 18, 2005, in connection with the sale of its office buildings in Petaluma, California, the Company repaid the outstanding mortgage due on the buildings.

The Company’s future annual principal payments on the Term Loan and the mortgage are as follows:

Year Ended December 31,
2007	$ 534,000
2008	1,140,000
2009	1,296,000
2010	1,303,000
2011	1,460,000
Thereafter	2,940,000
Total principal payments	$ 8,673,000

8. Deferred Compensation Payable

The Company sponsors a qualified defined contribution 401(k) plan, which is available to all employees.  The 401(k) plan allows employees to defer, on a pre-tax basis, up to 15% of their annual compensation as contributions to the 401(k) plan, subject to a maximum of $15,000.  The Company typically matches 50% of each employee’s contributions up to 6% of their annual compensation, subject to a maximum of $7,500.  The Company’s matching contributions were $249,000, $115,000, and $311,000 for the years ended December 31, 2006, 2005, and 2004.

The Company also sponsors a non-qualified tax deferred compensation plan, which is available to certain employees who, because of Internal Revenue Code limitations, are prohibited from contributing the maximum percentage of salary to the 401(k) Plan.  Under this deferred compensation plan, certain employees may defer, on a pre-tax basis, a percentage of annual compensation, including bonuses.  The Company typically matches 50% of each employee’s contributions up to a maximum of 6% of annual compensation, less amounts already matched under the 401(k) plan.  The Company made matching contributions of $2,000, $0, and $23,000 during the years ended December 31, 2006, 2005, and 2004.  As of December 31, 2006 and 2005, employee contributions and Company matching contributions, including cumulative investment gains, totaled $570,000 and $548,000.

The Company also sponsors a non-qualified tax deferred compensation plan under which producers who earn a minimum of $100,000 may defer, on a pre-tax basis, up to 50% of annual commissions.  In addition, the Company will match producer contributions for those producers who earn over $250,000 in annual commissions at rates ranging from 2% to 5% of amounts deferred, depending on the level of annual commissions earned.  During the years ended December 31, 2006, 2005, and 2004, matching contributions related to the producer commission deferral plan were $2,000, $8,000, and $18,000.  Producer contributions and Company matching contributions, including cumulative investment gains, totaled $7.5 million as of December 31, 2006 and 2005.  The liability to the employee or producer is credited or charged based on the performance of the investment option selected by the participant.

9. Sales Incentive Program

During 2006, 2005 and 2004, Legacy Marketing initiated sales incentive programs for its independent insurance producers and its top producers (“Wholesalers”), which granted bonuses to the producers and Wholesalers based upon their achievement of predetermined monthly sales targets.  The Company recorded expense of $1.9 million during the year ended December 31, 2006 related to these programs, of which $332,000 was paid as of December 31, 2006.  The Company recorded expense of $910,000 during the year ended December 31, 2005, related to this program, of which $425,000 was paid as of December 31, 2005.  The amount expensed in 2004 was $392,000.  The amounts expensed are included in selling, general and administrative expenses.

10. Commitments and Contingencies

The Company leases office and warehouse premises and certain office equipment under non-cancelable operating leases.  Related rent expense of $1.3 million, $298,000, and $329,000 is included in occupancy costs for the years ended December 31, 2006, 2005, and 2004.  Total rentals for leases of equipment included in equipment expense were $747,000, $727,000, and $674,000 for the years ended December 31, 2006, 2005, and 2004.

The Company’s future minimum annual lease commitments under all non-cancelable operating leases as of December 31, 2006 are as follows:

Year Ended December 31,
2007	$ 1,414,000
2008	952,000
2009	917,000
2010	895,000
2011	915,000
Thereafter	3,754,000
Total minimum lease payments	$ 8,847,000

Pursuant to the terms of our Amended and Restated Shareholder's Agreement with Lynda L. Regan, Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, upon the death of Ms. Regan, the Company would have the option (but not the obligation) to purchase from Ms. Regan’s estate all shares of common stock that were owned by Ms. Regan at the time of her death, or were transferred by her to one or more trusts prior to her death.  In addition, upon the death of Ms. Regan, her heirs would have the option (but not the obligation) to sell their inherited shares to the Company. The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares.  As of December 31, 2006, the Company believes that 125% of the fair market value of the shares owned by Ms. Regan was equal to $900,000.  The Company has purchased life insurance coverage for the purpose of funding this potential obligation upon Ms. Regan’s death.

The Company is involved in various claims and legal proceedings arising in the ordinary course of business.  Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with legal counsel, that the ultimate disposition of these claims will not have a material adverse effect on our financial condition, cash flows or results of operations.

As part of the Company’s agreements with certain of its insurance producers, the Company may, under certain circumstances, be obligated to offer to purchase the business of the producers.  At December 31, 2006, there were no outstanding commitments by the Company relating to such obligations.

11. Redeemable Common Stock

Between 1990 and 1992, the Company issued Series A and Series B redeemable common stock to certain shareholders. The Company is obligated to repurchase the redeemable common stock at the current fair market value.  Because there is no active trading market for the Company’s stock that would establish market value, the Company’s Board of Directors approved a redemption value for Series A redeemable common stock of $0.06 per share and $0.69 per share, and a redemption value for Series B redeemable common stock of $0.05 and $0.57 per share, as of December 31, 2006 and 2005, based on an independent appraisal of the stock value obtained by management.

	Series A		Series B		Total
	Redeemable Common		Redeemable Common		Redeemable Common
	Stock		Stock		Stock
	Shares	Carrying Amount	Shares	Carrying Amount	Shares	Carrying Amount
Balance January 1, 2004	3,289,000	$ 7,267,000	553,000	$ 1,697,000	3,842,000	$ 8,964,000
Redemptions and retirement of common stock	(436,000)	(966,000)	-	-	(436,000)	(966,000)
Reduction to redemption value	-	(512,000)	-	-	-	(512,000)
Balance December 31, 2004	2,853,000	5,789,000	553,000	1,697,000	3,406,000	7,486,000
Redemptions and retirement of common stock	(196,000)	(387,000)	(3,000)	(9,000)	(199,000)	(396,000)
Reduction to redemption value	-	(871,000)	-	-	-	(871,000)
Balance December 31, 2005	2,657,000	4,531,000	550,000	1,688,000	3,207,000	6,219,000
Redemptions and retirement of common stock	(91,000)	(157,000)	-	-	(91,000)	(157,000)
Reduction to redemption value	-	(165,000)	-	-	-	(165,000)
Balance December 31, 2006	2,566,000	$ 4,209,000	550,000	$ 1,688,000	3,116,000	$ 5,897,000

The Company recorded redeemable common stock reduction of $165,000, $871,000 and $512,000 related to Series A redeemable common stock for the years ended December 31, 2006, 2005 and 2004.

12. Stock Options and Stock Awards

The Company currently sponsors two stock-based compensation plans.  Under both plans, the exercise price of each option equals the estimated fair value of the underlying common stock on the date of grant, as estimated by management, except for incentive stock options granted to shareholders who own 10% or more of the Company’s outstanding stock, where the exercise price equals 110% of the estimated fair value. Both plans are administered by committees, which are appointed by the Company’s Board of Directors.

Producer Option Plan — Under the Regan Holding Corp. Producer Stock Option and Award Plan (the “Producer Option Plan”), the Company may grant to Legacy Marketing producers and Legacy Financial registered representatives shares of the Company’s common stock and non-qualified stock options (the “Producer Options”) to purchase the Company’s common stock.  A total of 12.5 million shares have been reserved for grant under the Producer Option Plan.  We granted a total of 15,000 stock options to a Producer in each of the years ended December 31, 2006, 2005 and 2004.  Compensation expense related to stock options awarded during 2006, 2005 and 2004 was immaterial.  There were no shares of Series A common stock awarded to non-employees during 2006, 2005 and 2004.

Employee Option Plan — Under the Regan Holding Corp. 1998 Stock Option Plan (the “Employee Option Plan”), the Company may grant to employees and directors incentive stock options and non-qualified options to purchase the Company’s common stock (collectively referred to herein as “Employee Options”).  A total of 8.5 million shares have been reserved for grant under the Employee Option Plan.  The Employee Options generally vest over four or five years and expire in ten years, except for incentive stock options granted to shareholders who own 10% or more of the outstanding shares of the Company’s stock, which expire in five years.  On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the prospective application method prescribed by SFAS No. 123R.  Prior to the adoption of SFAS No. 123R, the Company accounted for stock option awards to employees in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method) and, accordingly, recognized no compensation expense for stock option awards to employees.

Under the prospective application method, the Company is required to record compensation expense prospectively for all employee stock options awarded during the reporting period based upon the fair-value-based method prescribed by SFAS No. 123R.  The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes stock option valuation model.  The estimated fair value of employee stock option awards is amortized over the award’s vesting period on a straight-line basis.  Compensation expense related to stock options awarded in 2006 was immaterial.

Stock option activity under both plans was as follows:

		Total
		Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2003	15,785,000	$ 1.39
Granted	327,000	$ 1.69
Exercised	(841,000)	$ 1.12
Forfeited	(6,482,000)	$ 1.29
Outstanding at December 31, 2004	8,789,000	$ 1.50
Granted	790,000	$ 0.99
Exercised	(47,000)	$ 1.53
Forfeited	(3,496,000)	$ 1.51
Outstanding at December 31, 2005	6,036,000	$ 1.43
Granted	60,000	$ 0.68
Exercised	-	$ -
Forfeited	(1,794,000)	$ 1.56
Outstanding at December 31, 2006	4,302,000	$ 1.37
Exercisable at December 31, 2004	7,365,000	$ 1.48
Exercisable at December 31, 2005	5,524,000	$ 1.42
Exercisable at December 31, 2006	4,126,000	$ 1.37

The following table summarizes information about stock options outstanding at December 31, 2006 under both plans:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of exercise prices	Shares	Contractual Life	Price	Shares	Price
$0.52-$0.68	30,000	9.3	$0.52	30,000	$0.52
$0.73-$1.03	944,000	5.4	$0.80	922,000	$0.80
$1.27-$1.27	528,000	1.9	$1.27	528,000	$1.27
$1.39-$1.39	14,000	2.2	$1.39	14,000	$1.39
$1.53-$1.55	1,379,000	3.2	$1.53	1,349,000	$1.53
$1.61-$1.61	336,000	2.8	$1.61	336,000	$1.61
$1.65-$1.69	1,071,000	5.3	$1.68	947,000	$1.68

13. Income Taxes

Deferred tax assets and liabilities are recognized as temporary differences between amounts reported in the financial statements and the future tax consequences attributable to those differences that are expected to be recovered or settled.

The provision for (benefit from) federal and state income taxes consist of amounts currently payable (receivable) and amounts deferred, which for the periods indicated, are shown below:

	For the Year Ended December 31,
	2006	2005	2004
Current income taxes:
Federal	$ (2,658,000)	$ 190,000	$ (3,341,000)
State	(35,000)	11,000	(36,000)
Total current	(2,693,000)	201,000	(3,377,000)

Deferred income taxes:
Federal	-	(738,000)	2,172,000
State	-	268,000	862,000
Total deferred	-	(470,000)	3,034,000

Income tax benefit	$ (2,693,000)	$ (269,000)	$ (343,000)

The Company’s deferred tax assets (liabilities) consist of the following:

	December 31,
	2006	2005

Producer stock option and stock awards	$ 104,000	$ 494,000
Producer deferred compensation	3,223,000	3,204,000
Accrued sales convention costs	20,000	8,000
Deferred gain on sale/leaseback of building	969,000	1,085,000
Federal net operating loss carryforward	5,817,000	1,795,000
Federal alternative minimum tax credit carryforward	192,000	191,000
State net operating loss carryforward, net of federal taxes	2,127,000	1,441,000
State alternative minimum tax credit carryforward,
net of federal taxes	181,000	181,000
Other deferred tax assets, net of federal taxes	668,000	1,088,000
Subtotal deferred tax assets	13,301,000	9,487,000
Valuation allowance	(9,827,000)	(6,718,000)
Subtotal deferred tax assets after valuation allowance	3,474,000	2,769,000

Fixed assets depreciation	(2,900,000)	(2,523,000)
Unrealized gains	(574,000)	(246,000)
Subtotal deferred tax liabilities	(3,474,000)	(2,769,000)

Deferred tax assets, net	$ -	$ -

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will, or will not, be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.  Due to cumulative losses in recent years, management established a valuation allowance of $9.8 million as of December 31, 2006.  This represents a net increase in the valuation allowance on deferred tax assets of $3.1 million and $4.7 million in 2006 and 2005.

The income tax provision (benefit) in 2006, 2005 and 2004 differed from the amounts computed by applying the statutory federal income tax rate of 34% to pretax loss as a result of the following:

	For the Year Ended December 31,
	2006	2005	2004

Federal income tax benefit at statutory rate (34%)	$ (3,041,000)	$ (4,753,000)	$ (2,656,000)
Increase (reductions) in income taxes resulting from:
State franchise taxes, net of federal income tax benefit	(23,000)	184,000	634,000
Expired producer stock options unexercised	335,000	457,000	844,000
Valuation allowance for remaining producer stock options	(295,000)	(383,000)	759,000
Valuation allowance for federal net operating loss carryforward
and other temporary differences	2,963,000	3,954,000	-
Settlement of prior years' federal income taxes	(2,660,000)	-	-
Valuation allowance for federal alternative minimum tax credit
carryforward	2,000	191,000	-
Other	26,000	81,000	76,000
Income tax benefit	$ (2,693,000)	$ (269,000)	$ (343,000)

As of December 31, 2006, the Company had federal and primary state net operating loss carryforwards of $17.1 million and $34.7 million.  On December 31, 2024, 2025 and 2026, $251,000, $4.8 million and $12.1 million of the federal net operating losses will expire.  On December 31, 2012, $4.9 million of the state net operating losses will begin to expire.  The Company also has federal and state alternative minimum tax credit carryforwards of $192,000 and $275,000.  These credits do not have an expiration date.  Federal and state tax valuation allowances have been established for all of the federal and state net operating loss carryforwards and the federal and state tax credit carryforwards.

14. Loss per Share

The basic and diluted loss per share calculations are based on the weighted average number of common shares outstanding including shares of redeemable common stock.

	For the Year Ended
	December 31,
	2006	2005	2004

Loss from continuing operations	$ (6,241,000)	$ (12,329,000)	$ (6,716,000)
Loss from discontinued operation	(9,000)	(1,382,000)	(751,000)
Net loss	(6,250,000)	(13,711,000)	(7,467,000)
Reduction of redeemable common stock	165,000	871,000	512,000
Net loss available for common shareholders	$ (6,085,000)	$ (12,840,000)	$ (6,955,000)

Weighted average shares used to compute basic and diluted
net loss per share amounts:	24,094,000	24,259,000	23,880,000
Basic and diluted net loss per share:
Loss from continuing operations	$ (0.26)	$ (0.51)	$ (0.28)
Net loss	$ (0.26)	$ (0.57)	$ (0.31)
Net loss available for common shareholders	$ (0.25)	$ (0.53)	$ (0.29)

As the Company incurred net losses in the years ended December 31, 2006, 2005 and 2004, options to purchase 4.3 million, 6.0 million and 8.8 million shares of the Company’s common stock were excluded from the computation of diluted net loss per share for those periods, as the effect would have been antidilutive.

15. Segment Information

The Company has identified its reportable segments based on its method of internal reporting and segregates its business into three primary reportable segments: Legacy Marketing, Legacy Financial, and Imagent Online.  Intersegment transactions are eliminated in consolidation.  The Legacy Marketing business segment includes the results of selling and administering fixed annuity and life insurance products and general corporate expenses not allocated to the Company’s other segments.

In January 2006, the Company decided to discontinue the operations of Values Financial Network (“VFN”).  We incurred insignificant costs in connection with exiting the operations.

We had net losses from our discontinued segment of $9,000 in 2006, $1.4 million in 2005 and a net loss of $751,000 in 2004.

	Legacy	Legacy	Imagent		Intercompany
	Marketing	Financial	Online	Subtotal	Eliminations	Total

Year Ended December 31, 2006

Total revenue	$ 26,200,000	$ 3,735,000	$ 210,000	$ 30,145,000	$ (356,000)	$ 29,789,000
Total expenses	33,317,000	4,433,000	1,490,000	39,240,000	(356,000)	38,884,000
Operating loss	(7,117,000)	(698,000)	(1,280,000)	(9,095,000)	-	(9,095,000)
Other income	117,000	42,000	-	159,000	-	159,000
Loss before tax	(7,000,000)	(656,000)	(1,280,000)	(8,936,000)	-	(8,936,000)
Tax provision (benefit)	(2,698,000)	3,000	-	(2,695,000)	-	(2,695,000)
Loss from continuing
operations	$ (4,302,000)	$ (659,000)	$ (1,280,000)	$ (6,241,000)	$ -	$ (6,241,000)

Year Ended December 31, 2005

Total revenue	$ 24,857,000	$ 3,558,000	$ 197,000	$ 28,612,000	$ (458,000)	$ 28,154,000
Total expenses	37,056,000	3,667,000	1,773,000	42,496,000	(458,000)	42,038,000
Operating loss	(12,199,000)	(109,000)	(1,576,000)	(13,884,000)	-	(13,884,000)
Other income	475,000	8,000	-	483,000	-	483,000
Loss before tax	(11,724,000)	(101,000)	(1,576,000)	(13,401,000)	-	(13,401,000)
Tax provision (benefit)	(475,000)	18,000	(615,000)	(1,072,000)	-	(1,072,000)
Loss from continuing
operations	$ (11,249,000)	$ (119,000)	$ (961,000)	$ (12,329,000)	$ -	$ (12,329,000)

Year Ended December 31, 2004

Total revenue	$ 34,009,000	$ 3,673,000	$ 275,000	$ 37,957,000	$ (611,000)	$ 37,346,000
Total expenses	39,909,000	3,999,000	1,133,000	45,041,000	(611,000)	44,430,000
Operating loss	(5,900,000)	(326,000)	(858,000)	(7,084,000)	-	(7,084,000)
Other income	522,000	-	-	522,000	-	522,000
Loss before tax	(5,378,000)	(326,000)	(858,000)	(6,562,000)	-	(6,562,000)
Tax provision (benefit)	530,000	(33,000)	(343,000)	154,000	-	154,000
Loss from continuing
operations	$ (5,908,000)	$ (293,000)	$ (515,000)	$ (6,716,000)	$ -	$ (6,716,000)

Total assets
December 31, 2006	$ 32,244,000	$ 1,386,000	$ 3,012,000	$ 36,642,000	$ (8,966,000)	$ 27,676,000
December 31, 2005	$ 33,532,000	$ 1,751,000	$ 2,995,000	$ 38,278,000	$ (7,878,000)	$ 30,400,000

16. Liquidity

Cash provided by or used in operating activities generally follows the trend in the Company’s revenue and operating results.  Cash used in operating activities was $4.5 million, $5.6 million and $4.4 million in 2006, 2005 and 2004, respectively.  The Company also incurred consolidated net losses of $6.3 million, $13.7 million and $7.5 million in 2006, 2005 and 2004, respectively.  If the Company’s consolidated net losses continue, a cash shortfall could occur.  To address this issue, during 2006, the Company lowered its cost structure by reducing its employee headcount.  In January 2007, the Company exited the prospectdigital business and disposed of its assets.  This action eliminated approximately $1.2 million of annual cash use.  In addition, the Company intends to continue lowering costs by refining its business model to focus on higher value added activities.  This will include multiple initiatives to increase efficiencies.  Certain activities may be eliminated completely; other activities may be restructured.  The Company is currently restructuring a portion of its debt, which it anticipates will enable it to defer its obligation to begin making scheduled principal payments until March 2008 and improve its liquidity by allowing it to leverage certain assets the use of which is currently restricted by the debt agreement.  The Company is also in negotiations to sell certain assets, which sales, if successful, will result in additional cash inflows.  In the event that a cash shortfall does occur, the Company believes that adequate financing could be obtained to meet its cash flow needs.  However, there can be no assurances that such financing would be available on favorable terms.

17. Concentration of Risk

As of December 31, 2006, Legacy Marketing sold and administered its products primarily on behalf of three unaffiliated insurance carriers: Washington National, American National, and Transamerica.  The agreements with those carriers generated a significant portion of the Company’s total consolidated revenue:

	2006	2005	2004
Washington National	23%	N/A	N/A
American National	19%	23%	25%
Transamerica	14%	18%	24%

Legacy Marketing’s revenues are derived primarily from sales and administration of the following fixed annuity product series:

	2006	2005	2004
RewardMark(SM) series (Washington National)	23%	N/A	N/A
BenchMark(SM) series (American National)	18%	22%	24%
SelectMark® series (Transamerica)	14%	18%	24%

18. Sale/Leaseback of Office Building

On November 18, 2005, the Company sold its office buildings in Petaluma, California for $12.8 million.  The Company and the third party buyer (the “Buyer”) further agreed to enter into a ten year lease agreement, concurrently with the sale of the buildings, whereby the Company is leasing back (i) 71,612 square feet for a period not to exceed eighteen months and (ii) between 35,612 and 51,612 square feet for the remainder of the lease term.  The monthly base rent is $1.29 per square foot and will increase annually by three percent during the term of the lease, in addition to monthly taxes and operating expenses.  Pursuant to the terms of the lease, the Company paid the Buyer a security deposit of $1.0 million and advance rent of $980,000.  The advance rent was utilized to pay the monthly base rent, monthly taxes and operating expenses during the first nine months of the lease term.  The security deposit will be reduced if the Company meets certain profitability criteria as specified in the Agreement.

19. Subsequent Event

On January 25, 2007, prospectdigital LLC ("prospectdigital"), an indirect wholly owned subsidiary of the Company, sold  certain of its assets, which primarily included fixed assets and other miscellaneous operating assets, to PD Holdings LLC ("PD Holdings").  In addition, PD Holdings agreed to assume certain liabilities of prospectdigital.  The action was taken in a continuing effort to reduce the Company’s operating expenses, as prospectdigital continued to sustain losses through the date of sale.

Lynda Regan, Chief Executive Officer, and R. Preston Pitts, President, Chief Operating Officer and Chief Financial Officer of the Company, are the primary owners of PD Holdings.  In connection with the sale, the Company also entered into a service agreement with PD Holdings, whereby subsidiaries of the Company will provide certain administrative services to PD Holdings, for a fee equal to the cost of the services provided.

Prospectdigital received $116,000 in consideration of the sale, which was greater than the estimated fair value of the assets of prospectdigital being sold, as determined by a third-party independent valuation.  The amount of consideration was approved by the Board of Directors of the Company.

Supplementary Data

Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2006
Total revenue	$ 6,457,000	$ 7,462,000	$ 8,347,000	$ 7,523,000	$ 29,789,000
Operating loss	$ (2,992,000)	$ (3,094,000)	$ (1,673,000)	$ (1,336,000)	$ (9,095,000)
Net loss	$ (2,929,000)	$ (366,000)	$ (1,692,000)	$ (1,263,000)	$ (6,250,000)
Basic and diluted earnings per share:
Loss available to common shareholders	$ (0.12)	$ (0.02)	$ (0.07)	$ (0.04)	$ (0.25)
2005
Total revenue	$ 7,330,000	$ 7,142,000	$ 6,749,000	$ 6,933,000	$ 28,154,000
Operating loss	$ (3,717,000)	$ (5,932,000)	$ (2,314,000)	$ (1,921,000)	$ (13,884,000)
Net loss	$ (3,334,000)	$ (5,654,000)	$ (2,559,000)	$ (2,164,000)	$ (13,711,000)
Basic and diluted earnings per share:
Loss available to common shareholders	$ (0.14)	$ (0.20)	$ (0.11)	$ (0.08)	$ (0.53)

Schedule II - Valuation and Qualifying Accounts

		Additions	Deductions
	Balance at	charged to	charged to	Balance
	beginning	costs and	costs and	at end of
	of period	expenses	expenses	period

2006
Allowance for uncollectible accounts	$429,000	$65,000	$(105,000)	$389,000
State net operating loss carryforward valuation allowance	$1,842,000	$490,000	$-	$2,332,000
State alternative minimum tax credit carryforward valuation allowance	$181,000	$-	$-	$181,000
Producer stock option deferred tax valuation allowance	$441,000	$4,000	$(350,000)	$95,000
Federal net operating loss carryforward valuation allowance	$3,954,000	$2,963,000	$-	$6,917,000
Federal alternative minimum tax credit carryforward valuation allowance	$191,000	$1,000	$-	$192,000
Other	$109,000	$1,000	$-	$110,000
2005
Allowance for uncollectible accounts	$569,000	$267,000	$(407,000)	$429,000
State net operating loss carryforward
valuation allowance	$921,000	$951,000	$(30,000)	$1,842,000
State alternative minimum tax credit carryforward valuation allowance	$181,000	$-	$-	$181,000
Producer stock option deferred tax valuation allowance	$885,000	$23,000	$(467,000)	$441,000
Federal net operating loss carryforward valuation allowance	$-	$3,954,000	$-	$3,954,000
Federal alternative minimum tax credit carryforward valuation allowance	$-	$191,000	$-	$191,000
Other	$76,000	$33,000	$-	$109,000
2004
Allowance for uncollectible accounts	$866,000	$94,000	$(391,000)	$569,000
State net operating loss carryforward valuation allowance	$385,000	$536,000	$-	$921,000
State alternative minimum tax credit carryforward valuation allowance	$-	$181,000	$-	$181,000
Producer stock option deferred tax valuation allowance	$-	$885,000	$-	$885,000
Other	$-	$76,000	$-	$76,000

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives.  As of December 31, 2006, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  Our management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there have been no such changes during the period covered by this report.

The Company has a Disclosure Committee, consisting of certain executives of the Company.  The Disclosure Committee meets quarterly as part of the closing process and reviews each financial statement line item and footnote disclosure to ensure the impacts of all business activity and transactions have been appropriately accounted for and disclosed in the consolidated financial statements and related notes of the Company.  The Disclosure Committee also reviews detailed analytics of the Company’s performance and assesses the need for any additional disclosures based on the relevant reporting period’s activity.  The Disclosure Committee began reviewing the disclosures made by the Company in its filings with the U.S. Securities and Exchange Commission starting with the Company’s Form 10-K for the year ended December 31, 2003.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Items 401, 405 and 406 of Regulation S-K will be contained in the Company’s Definitive Proxy Statement in the section titled “Election of Directors.” Such information is incorporated herein by reference.

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

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Section 16(a)”), requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC and the National Association of Securities Dealers, Inc.  Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all such forms that they file.  The Company believes that during 2006 all Section 16(a) filing requirements applicable to its officers, directors and ten-percent stockholders were complied with.

Item 11. Executive Compensation

Information required by Item 11 will be contained in the Company’s Definitive Proxy Statement in the section titled “Executive Compensation.”  Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Any information required by Item 12, except for the information set forth below, will be contained in the Company’s Definitive Proxy Statement in the section titled “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Securities Authorized For Issuance Under Equity Compensation Plans:

(a)

(b)

(c)

Number of shares remaining available

Number of shares to be

Weighted-average

for future issuance under equity

issued upon exercise of

exercise price of

compensation plans (excluding

Plan category

outstanding options

outstanding options

securities reflected in column (a))

——————————

——————————

————————–

—————————————————

Equity compensation

plans approved by

stockholders(1)

4,302,000

$1.37

16,698,000

 (1)

Includes the Regan Holding Corp. Producer Stock Option and Award Plan and the Regan Holding Corp. 1998 Stock Option Plan

Regan Holding Corp. stockholders have approved all equity compensation plans.

Item 13. Certain Relationships and Related Transactions

Information required by Item 13 will be contained in the Company’s Definitive Proxy Statement in the section titled “Certain Relationships and Related Transactions.”  Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services will be contained in the Company’s Definitive Proxy Statement in the section titled “Audit Fees”.  Such information is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

Index to Exhibits and Financial Statement Schedules:

1.

The following financial statements are included in Item 8:

(i)

Reports of Independent Registered Public Accounting Firms.

(ii)

Consolidated Balance Sheet as of December 31, 2006 and 2005.

(iii)

Consolidated Statement of Operations for the years ended December 31, 2006, 2005, and 2004.

(iv)

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2006, 2005, and 2004.

(v)

Consolidated Statement of Cash Flows for the years ended December 31, 2006, 2005, and 2004.

(vi)

Notes to Consolidated Financial Statements.

2.

Financial statement schedules - schedule II - valuation and qualifying accounts (included in Item 8)

3.

See (b) below.

 (b)

Exhibit Index

3(a)

Restated Articles of Incorporation. (2)

3(b)(2)

Amended and Restated Bylaws of the Company. (3)

4(a)

Amended and Restated Shareholders’ Agreement, dated as of June 30, 2003, by and among the Company, Lynda Regan, Alysia Anne Regan, Melissa Louise Regan and RAM Investments. (4)

10(a)

Form of Producer Agreement. (1)

10(b)

Settlement Agreement dated June 18, 1993, among the State of Georgia as receiver for and on behalf of Old Colony Life Insurance Company, other related parties and the Company.(1)

10(c) *

401(K) Profit Sharing Plan & Trust dated July 1, 1994. (1)

10(d)

Promissory Note by and between Regan Holding Corp. and Washington Mutual Bank FA, dated July 10, 2002. (6)

10(e)

Producer Stock Award and Stock Option Plan, as amended. (5)

10(e)(1)

1998 Stock Option Plan, as amended. (5)

10(f)

Commercial Note between SunTrust Bank and the Company executed April 23, 2004. (7)

10(g)

Agreement of Purchase and Sale between Regan Holding Corp. and Basin Street Properties, dated July 25, 2005, and related Lease, dated November 18, 2005.

10(h)

Amendment to Agreement of Purchase and Sale between Regan Holding Corp. and Basin Street Properties, dated November 14, 2005.

10(i)

Credit Agreement between Legacy Marketing Group and Washington National Insurance Company dated July 20, 2006. (8)

10(j)

Asset Purchase Agreement between Prospectdigital LLC and PD Holdings LLC, dated January 25, 2007. (9)

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

——————————

 *

Management contract, compensatory plan or arrangement.

(1)

Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1994.

(2)

Incorporated herein by reference to the Company’s quarterly Form 10-Q for the three months and nine months ended September 30, 1996.

(3)

Incorporated herein by reference to the Company’s quarterly Form 10-Q for the three months and nine months ended September 30, 2000.

(4)

Incorporated herein by reference to the Company’s quarterly Form 10-Q for the three months and six months ended June 30, 2003.

(5)

Incorporated herein by reference to the Company’s Definitive Proxy Statement dated July 31, 2001.

(6)

Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the six months ended June 30, 2002.

(7)

Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the six months ended June 30, 2004.

(8)

Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2006.

(9)

Incorporated herein by reference to the Company’s Form 8-K filed on January 25, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAN HOLDING CORP.

By: /s/ Lynda L. Regan

Date: April 2, 2007

—————————————————

Lynda L. Regan
Chairman of the Board of Directors and

Chief Executive Officer

By: /s/ R. Preston Pitts

Date: April 2, 2007

—————————————————

R. Preston Pitts
Principal Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Lynda L. Regan

Date: April 2, 2007

—————————————————

Lynda L. Regan
Chairman of the Board of Directors and Chief

Executive Officer (Principal Executive Officer)

By: /s/ R. Preston Pitts

Date: April 2, 2007

—————————————————

R. Preston Pitts
Director, President

(Principal Financial and Accounting Officer)

By: /s/ Donald Ratajczak

Date: April 2, 2007

—————————————————

Donald Ratajczak
Director

By: /s/ Ute Scott-Smith

Date: April 2, 2007

—————————————————

Ute Scott-Smith
Director

By: /s/ J. Daniel Speight, Jr

Date: April 2, 2007

—————————————————

J. Daniel Speight, Jr.
Director