Form 10-K/A
period 2006-12-31
REGAN HOLDING CORP
filed 2007-04-03
CIK 870069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K/A

Amendment No. 1

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Explanatory Note – Exhibits 21, 31.1, 31.2, 32.1 and 32.2, which were referenced in the exhibit list to the Form 10K, filed on April 2, 2007, were inadvertently omitted from the filing.  They are filed herewith.  We are also correcting the Exhibit Index below by adding a note to incorporate Items 10(g) and 10(h) by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

10(e)(1)

1998 Stock Option Plan, as amended. (5)

10(f)

Commercial Note between SunTrust Bank and the Company executed April 23, 2004. (7)

10(g)

Agreement of Purchase and Sale between Regan Holding Corp. and Basin Street Properties, dated July 25, 2005, and related Lease, dated November 18, 2005. (8)

10(h)

Amendment to Agreement of Purchase and Sale between Regan Holding Corp. and Basin Street Properties, dated November 14, 2005. (8)

10(i)

Credit Agreement between Legacy Marketing Group and Washington National Insurance Company dated July 20, 2006. (9)

10(j)

Asset Purchase Agreement between Prospectdigital LLC and PD Holdings LLC, dated January 25, 2007. (10)

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

(8)

Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

(9)

Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2006.

(10)

Incorporated herein by reference to the Company’s Form 8-K filed on January 25, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ R. Preston Pitts

Date: April 3, 2007

R. Preston Pitts

Principal Accounting and Financial Officer

3