Form 10-Q
period 2007-03-31
REGAN HOLDING CORP
filed 2007-05-15
CIK 870069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

or

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

Yes    ☒ No    ☐

As of May 4, 2007, there were 23,525,000 shares of Common Stock-Series A outstanding and 550,000 shares of Common Stock-Series B outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Balance Sheet

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and cash equivalents	$759,000	$2,917,000
Trading investments	8,390,000	8,274,000
Accounts receivable, net of allowance of $173,000 and $167,000
at March 31, 2007 and December 31, 2006	1,959,000	1,578,000
Prepaid expenses and deposits	612,000	545,000
Total current assets	11,720,000	13,314,000
Net fixed assets	11,608,000	12,028,000
Notes receivable, net	465,000	553,000
Other assets	1,475,000	1,680,000
Total non-current assets	13,548,000	14,261,000
Total assets	$25,268,000	$27,575,000

Liabilities, redeemable common stock, and shareholders' deficit
Liabilities
Accounts payable and accrued liabilities	$4,795,000	$5,981,000
Current portion of notes payable and other borrowings	1,208,000	534,000
Total current liabilities	6,003,000	6,515,000
Deferred compensation payable	8,297,000	8,090,000
Deferred gain on sale of building	2,365,000	2,433,000
Other liabilities	261,000	86,000
Notes payable, less current portion	8,567,000	8,139,000
Total non-current liabilities	19,490,000	18,748,000
Total liabilities	25,493,000	25,263,000

Redeemable common stock, Series A and B	5,897,000	5,897,000

Shareholders' deficit
Preferred stock, no par value: Authorized: 100,000,000 shares;
No shares issued or outstanding	-	-
Series A common stock, no par value:
Authorized: 45,000,000 shares; issued and outstanding: 20,959,000
shares at March 31, 2007 and December 31, 2006	3,921,000	3,921,000
Paid-in capital	6,650,000	6,650,000
Accumulated deficit	(16,693,000)	(14,156,000)
Total shareholders' deficit	(6,122,000)	(3,585,000)
Total liabilities, redeemable common stock, and shareholders' deficit	$25,268,000	$27,575,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Revenue
Marketing allowances and commission overrides	$3,300,000	$2,737,000
Trailing commissions	812,000	944,000
Administrative fees	1,787,000	2,161,000
Other revenue	434,000	556,000

Total revenue	6,333,000	6,398,000

Expenses
Selling, general and administrative	7,115,000	7,671,000
Depreciation and amortization	797,000	768,000
Other	628,000	583,000

Total expenses	8,540,000	9,022,000

Operating loss	(2,207,000)	(2,624,000)

Other income	84,000	76,000
Interest expense	(141,000)	(4,000)
Total other income (expense), net	(57,000)	72,000

Loss from continuing operations before income taxes	(2,264,000)	(2,552,000)
Provision for income taxes	3,000	3,000

Loss from continuing operations	(2,267,000)	(2,555,000)
Loss from discontinued operations, net of tax	(270,000)	(374,000)

Net loss	$(2,537,000)	$(2,929,000)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.09)	$(0.11)
Net loss	$(0.11)	$(0.12)
Weighted average shares outstanding used to
compute basic and diluted net loss per share amounts	24,076,000	24,147,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Deficit
(Unaudited)

	Series A Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2006	20,959,000	$3,921,000	$6,650,000	$(14,156,000)	$(3,585,000)

Net loss				(2,537,000)	(2,537,000)

Balance March 31, 2007 (unaudited)	20,959,000	$3,921,000	$6,650,000	$(16,693,000)	$(6,122,000)

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,537,000)	$(2,929,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	805,000	803,000
Amortization of deferred gain on sale of building	(68,000)	(69,000)
Increase in (reduction of) allowance for doubtful accounts	6,000	(20,000)
Losses (gains) on trading securities, net	19,000	(571,000)
Loss on sale of prospectdigital assets	189,000	-
Stock option compensation expense	-	5,000
Sales (purchase) of trading securities, net	(135,000)	438,000
Accounts receivable	(387,000)	216,000
Prepaid expenses and deposits	(58,000)	300,000
Accounts payable and accrued liabilities	(1,142,000)	152,000
Deferred compensation payable	207,000	(93,000)
Other operating assets and liabilities	6,000	(48,000)
Net cash used in operating activities:	(3,095,000)	(1,816,000)

Cash flows from investing activities:
Purchases of fixed assets	(369,000)	(741,000)
Proceeds from the sale of prospectdigital assets	116,000	-
Repayments (issuance) of notes receivable, net	88,000	(2,000)
Net cash used in investing activities:	(165,000)	(743,000)

Cash flows from financing activities:
Proceeds from loans payable	1,123,000	-
Payments of notes payable	(21,000)	(19,000)
Repurchases of redeemable common stock	-	(62,000)
Net cash provided by (used in) financing activities:	1,102,000	(81,000)

Net decrease in cash and cash equivalents	(2,158,000)	(2,640,000)
Cash and cash equivalents, beginning of period	2,917,000	3,862,000
Cash and cash equivalents, end of period	$759,000	$1,222,000

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

The Consolidated Financial Statements are unaudited but reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position and results of operations.  The results for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the entire year.  These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed by the Company with the Securities and Exchange Commission on April 2, 2007.

2.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the effect, if any, that implementation of SFAS No. 159 will have on its results of operations and financial condition.

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

3.

Loss per Share

	For the Three Months Ended
	March 31,
	2007	2006

Loss from continuing operations	$(2,267,000)	$(2,555,000)
Loss from discontinued operations	(270,000)	(374,000)
Net loss	$(2,537,000)	$(2,929,000)

Weighted average shares used to compute basic and
diluted net loss per share amounts	24,076,000	24,147,000
Basic and diluted net loss per share:
Loss from continuing operations	$(0.09)	$(0.11)
Net loss	$(0.11)	$(0.12)

As the Company incurred net losses in the periods presented, options to purchase 4.1 million and 6.0 million shares of the Company’s common stock as of March 31, 2007 and 2006 were excluded from the computation of diluted net loss per share, as the effect would have been antidilutive.

4.

Sale of Assets

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

Prospectdigital is being reported as a discontinued operation for the three months ended March 31, 2007 and 2006.  We incurred $189,000 loss on the sale of prospectdigital’s assets.

5.

Income Taxes

The rate of provision for income taxes for the three months ended March 31, 2007 and 2006 differs from the federal and state statutory rate primarily due to an increase in the valuation allowance against existing deferred tax assets in the amount of $1.0 million and $1.1 million.

6.

Loan Payable

During the three months ended March 31, 2007, the Company obtained loans from its investment broker.  The loans bear interest at the lender's base lending rate plus a surcharge based on the amount of the loans  (9.5% at March 31, 2007), and are collateralized by the Company's investment portfolio.  As of March 31, 2007, $1.1 million remained payable under this arrangement.

7 ..

Subsequent Events

On April 12, 2007, Legacy Marketing Group, the primary operating subsidiary of Regan Holding Corp., amended certain terms of the credit agreement (the “Credit Agreement”) with Washington National Insurance Company dated July 20, 2006.  The amendment was effected through the execution on April 12, 2007, of Amendment No. 1 to the Credit Agreement ( the Credit Agreement, as amended by Amendment No. 1, the “Amended Agreement”) and (1) extended the final maturity of the loan under the Credit Agreement from April 1, 2012, to December 31, 2012; (2) changed certain of the requirements for mandatory prepayments under the Credit Agreement; (3) changed certain terms of the financial covenants specified in the Credit Agreement ; and (4) revised certain definitions contained in the Credit Agreement.  As of March 31, 2007, the balance due under the Credit Agreement was $6.0 million.

Pursuant to the terms of the Amended Agreement, beginning April 1, 2008, Legacy Marketing Group will be required to make quarterly principal payments on the Term Loan equal to a percentage of the outstanding principal balance of the Term Loan as of June 30, 2007, as follows:  3.75% of the balance for the first four payments, 5.0% of the balance for the next twelve payments and 6.25% of the balance for the final four payments.  The quarterly principal payments will be reduced, in order of maturity, by any optional prepayments by Legacy Marketing Group or prepayments resulting from prepayment events specified in the Amended Agreement.  Additionally, beginning September 30, 2008, Legacy Marketing Group will be required to semi-annually prepay the Term Loan on March 31 and September 30 in an amount equal to fifty percent of the Company’s excess cash flow (as defined in the Amended Agreement) for the immediately preceding six month periods ended December 31 and June 30, subject to certain conditions specified in the Amended Agreement.  Interest on the unpaid principal balance of the Term Loan is currently payable on a monthly basis and accrues at the LIBOR-based rate (as defined in the Credit Agreement) plus 3.5%, which was 8.82% as of March 31, 2007.  The principal balance and accrued interest on the Term Loan is payable in full by December 31, 2012.

The Term Loan is primarily secured by Regan Holding Corp.’s bank and securities accounts, equipment and investment property, and Legacy Marketing Group’s obligations are currently guaranteed by Regan Holding Corp., Legacy Advisory Services, Inc., Imagent Online LLC and certain shareholders of Regan Holding Corp.  In addition, Legacy Marketing Group is required to comply with other financial and non-financial covenants specified in the Credit Agreement.  In the event of default under the Credit Agreement, the entire balance of the Term Loan would become immediately payable .

8.

 Segment Information

	Total Revenue		Loss from Continuing Operations
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Legacy Marketing Group	$5,487,000	$5,661,000	$(2,115,000)	$(2,468,000)
Legacy Financial Services, Inc.	933,000	826,000	(152,000)	(87,000)
Intercompany Eliminations	(87,000)	(89,000)	-	-

Total	$6,333,000	$6,398,000	$(2,267,000)	$(2,555,000)

	Total Assets
	March 31,	December 31,
	2007	2006

Legacy Marketing Group	$24,159,000	$26,722,000
Legacy Financial Services, Inc.	1,572,000	1,386,000
Intercompany Eliminations	(463,000)	(533,000)
Total	$25,268,000	$27,575,000

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this document, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of Regan Holding Corp. and its businesses to be materially different from those expressed or implied by such forward-looking statements.  These risks, uncertainties and factors include, among other things, the following: general market conditions and the changing interest rate environment; the interruption, deterioration, or termination of our relationships with the insurance carriers who provide our products or the agents who market and sell them; the ability to develop and market new products to keep up with the evolving industry in which we operate; increased governmental regulation, especially regulations affecting insurance, reinsurance, and holding companies; the ability to attract and retain talented and productive personnel; the ability to effectively fund our working capital requirements; the risk of substantial litigation or insurance claims; and other factors referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the effect, if any, that implementation of SFAS No. 159 will have on its results of operations and financial condition.

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

Results of Operations

We had a consolidated net loss from continuing operations of $2. 3 million in the three months ended March 31, 2007, compared to a consolidated net loss from continuing operations of $2. 6 million in the same period in 2006.  Total revenue remained flat, at $6. 3 million, in the three months ended March 31, 2007, compared to the same period in 2006, primarily as an increase in marketing allowances and commissions of $431,000 was offset by a decrease in administrative fees revenue of $374,000.

The increase in marketing allowances and commission overrides during the three months ended March 31, 2007, was primarily attributable to sales of new products issued by Washington National Insurance Company (“Washington National”), an unaffiliated insurance carrier.  We began marketing Washington National products in March 2006.

The decrease in administrative fees revenue was primarily due to the transition of the administration of certain IL Annuity and Insurance Company (“IL Annuity”) insurance contracts to AmerUs Annuity Group Co. (“Amerus”) upon expiration of the administrative agreement with IL Annuity, effective April 30, 2006.  The expiration of the administrative agreement does not affect the commissions earned by Legacy Marketing on additional premium received or assets under management with respect to the underlying IL Annuity insurance contracts.

During the three months ended March 31, 2007 and 2006, Legacy Marketing sold and administered products primarily on behalf of three unaffiliated insurance carriers:  Washington National, American National Insurance Company (“American National”), and Transamerica Life and Annuity Company (“Tranamerica”). As indicated below, the agreements with these carriers generated a significant portion of our total consolidated revenue:

	Three Months Ended
	March 31,
	2007	2006
Washington National	24%	0%
American National	18%	22%
Transamerica	15%	18%

Our consolidated revenues were derived primarily from sales and administration of the following fixed annuity products:

	Three Months Ended
	March 31,
	2007	2006
RewardMark(SM) series (sold on behalf of Washington National)	24%	0%
BenchMark(SM) series (sold on behalf of American National)	17%	20%
SelectMark® series (sold on behalf of Transamerica)	15%	18%

Selling, general and administrative expenses decreased $556,000 (7%) during the three months ended March 31, 2007, compared to the same period in 2006, mainly due to a decrease in salaries and related benefits expense as a result of reduced headcount.

We have established a valuation allowance related primarily to our federal and state deferred tax assets, which increased $ 1.0 million and $1.1 million for the three months ended March 31, 2007 and 2006.

Liquidity and Capital Resources

Our cash provided by or used in operating activities generally follows the trend in our revenue and operating results.  Our cash used in operating activities in the three months ended March 31, 2007 and 2006 of $3.1 million and $1.8 million was primarily the result of our net loss, partially offset by non-cash charges such as depreciation and amortization and losses on the sale of prospectdigital’s assets.  We also paid incentive bonuses to our producers in the three months ended March 31, 2007, which is reflected in the decrease in the accounts payable and accrued liabilities of $1.1 million.  Other uses of cash during the three months ended March 31, 2006, consisted of gains on trading securities, partially offset by proceeds from the sales of trading securities.

Net cash used in investing activities of $165,000 and $743,000 for the three months ended March 31, 2007 and 2006, consisted primarily of purchases of fixed assets, partially offset in 2007 by proceeds from the sale of prospectdigital’s assets and repayments of notes receivable.

Net cash provided by financing activities of $1.1 million for the three months ended March 31, 2007, primarily consisted of proceeds from loans received from our investment broker.  Net cash used in financing activities during the three months ended March 31, 2006, of $81,000 reflected repurchases of our redeemable common stock and payments of notes payable.

On July 20, 2006, Legacy Marketing Group, our primary operating subsidiary, entered into a credit agreement (the “Agreement”) with Washington National Insurance Company (the “Lender”), which was subsequently amended on April 12, 2007.  Pursuant to the terms of the Agreement, as amended, the Lender ma de a non-revolving multiple advance term loan (the “Term Loan”) to Legacy Marketing Group totaling $6.0 million.  As of March 31, 2007, the balance due under this Agreement was $6.0 million.

Pursuant to the terms of Amendment No. 1 to the Agreement (the “Amended Agreement”),  beginning April 1, 2008, Legacy Marketing Group will be required to make quarterly principal payments on the Term Loan equal to a percentage of the outstanding principal balance of the Term Loan as of June 30, 2007, as follows:  3.75% of the balance for the first four payments, 5.0% of the balance for the next twelve payments and 6.25% of the balance for the final four payments.  The quarterly principal payments will be reduced, in order of maturity, by any optional prepayments by Legacy Marketing Group or prepayments resulting from prepayment events specified in the Amended Agreement.  Additionally, beginning September 30, 2008, Legacy Marketing Group will be required to semi-annually prepay the Term Loan on March 31 and September 30 in an amount equal to fifty percent of the Company’s excess cash flow (as defined in the Amended Agreement) for the immediately preceding six month periods ended December 31 and June 30, subject to certain conditions specified in the Amended Agreement.  Interest on the unpaid principal balance of the Term Loan is currently payable on a monthly basis and accrues at the LIBOR-based rate (as defined in the Agreement) plus 3.5%, which was 8.82% as of March 31, 2007.  The principal balance and accrued interest on the Term Loan is payable in full by December 31, 2012.

The Term Loan is primarily secured by our bank and securities accounts, equipment and investment property, and Legacy Marketing Group’s obligations are currently guaranteed by Regan Holding Corp., Legacy Advisory Services, Inc., Imagent Online LLC and certain shareholders of Regan Holding Corp.  In addition, Legacy Marketing Group is required to comply with other financial and non-financial covenants specified in the Agreement.  In the event of default under the Agreement, the entire balance of the Term Loan would become immediately payable unless Legacy Marketing Group obtains a waiver from the Lender.

We used $3.1 million of cash in our operations and incurred consolidated net losses of $2.5 million during the three months ended March 31, 2007.  If our consolidated net losses continue, a cash shortfall could ultimately occur.  To address this issue, during 2006, we lowered our cost structure by reducing our employee headcount.  In January 2007, we exited the prospectdigital business and disposed of its assets.  This action eliminated approximately $1.2 million of annual cash use.  In addition, we intend to continue lowering costs by refining our business model to focus on higher value added activities.  This will include multiple initiatives to increase efficiencies.  Certain activities may be eliminated completely; other activities may be restructured.  We have also restructured a portion of our debt, which enabled us to defer our obligation to begin making scheduled principal payments until March 2008 and improved our liquidity by allowing us to leverage certain assets the use of which was previously restricted by the debt agreement.  We are also in negotiations to sell certain assets, which sales, if successful, will result in additional cash inflows.  In the event that a cash shortfall does occur, we believe that adequate financing could be obtained to meet our cash flow needs.  However, there can be no assurances that such financing would be available on favorable terms.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk, interest rate risk, credit risk, or equity price risk since December 31, 2006.  Please see our Annual Report on Form 10-K for the year ended December 31, 2006 for more information concerning Quantitative and Qualitative Disclosures About Market Risk.

Item 4.

Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives.  As of March 31, 2007, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  Our management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there have been no such changes during the period covered by this report.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

From time to time, we are involved in various claims and legal proceedings arising in the ordinary course of business.  There have been no material changes to any legal matters from those reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 1A.   Risk Factors

There have been no material changes to our risk factors from those reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

REGAN HOLDING CORP.

Date: May 15, 2007	Signature: /s/ R. Preston Pitts
R. Preston Pitts
President, Chief Operating Officer and Chief Financial Officer