Form 10-Q
period 2007-06-30
REGAN HOLDING CORP
filed 2007-08-13
CIK 870069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

or

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

Yes   ☐ No   ☒

As of August 3, 2007, there were 23,525,000 shares of Common Stock-Series A outstanding and 550,000 shares of Common Stock-Series B outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Balance Sheet

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and cash equivalents	$ 923,000	$ 2,917,000
Trading investments	8,193,000	8,274,000
Accounts receivable, net of allowance of $179,000 and $167,000
at June 30, 2007 and December 31, 2006	762,000	1,084,000
Prepaid expenses and other current assets	1,224,000	1,127,000
Total current assets	11,102,000	13,402,000
Net fixed assets	11,214,000	12,028,000
Notes receivable, net	487,000	553,000
Other assets	1,352,000	1,592,000
Total non-current assets	13,053,000	14,173,000
Total assets	$24,155,000	$ 27,575,000

Liabilities, redeemable common stock, and shareholders' deficit
Liabilities
Accounts payable and accrued liabilities	$ 5,078,000	$ 5,984,000
Current portion of notes payable and other borrowings	2,343,000	534,000
Total current liabilities	7,421,000	6,518,000
Deferred compensation payable	8,275,000	8,090,000
Deferred gain on sale of building	2,296,000	2,433,000
Other liabilities	250,000	83,000
Notes payable, less current portion	8,095,000	8,139,000
Total non-current liabilities	18,916,000	18,745,000
Total liabilities	26,337,000	25,263,000

Redeemable common stock, Series A and B	5,897,000	5,897,000

Shareholders' deficit
Preferred stock, no par value: Authorized: 100,000,000 shares;
No shares issued or outstanding	-	-
Series A common stock, no par value:
Authorized: 45,000,000 shares; issued and outstanding: 20,959,000
shares at June 30, 2007 and December 31, 2006	3,921,000	3,921,000
Paid-in capital	6,650,000	6,650,000
Accumulated deficit	(18,650,000)	(14,156,000)
Total shareholders' deficit	(8,079,000)	(3,585,000)
Total liabilities, redeemable common stock, and shareholders' deficit	$24,155,000	$ 27,575,000
See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue
Marketing allowances and commission overrides	$2,900,000	$3,547,000	$5,510,000	$5,685,000
Trailing commissions	785,000	901,000	1,597,000	1,845,000
Administrative fees	1,722,000	1,889,000	3,447,000	3,975,000
Other revenue	192,000	340,000	532,000	831,000

Total revenue	5,599,000	6,677,000	11,086,000	12,336,000

Expenses
Selling, general and administrative	6,295,000	7,799,000	12,675,000	14,773,000
Depreciation and amortization	714,000	859,000	1,512,000	1,626,000
Other	360,000	362,000	716,000	812,000

Total expenses	7,369,000	9,020,000	14,903,000	17,211,000

Operating loss	(1,770,000)	(2,343,000)	(3,817,000)	(4,875,000)

Other income	53,000	33,000	126,000	98,000
Interest expense	(174,000)	(11,000)	(315,000)	(11,000)
Total other income (expense), net	(121,000)	22,000	(189,000)	87,000

Loss from continuing operations before income taxes	(1,891,000)	(2,321,000)	(4,006,000)	(4,788,000)
Provision for (benefit from) income taxes	1,000	(2,696,000)	1,000	(2,693,000)

Income (loss) from continuing operations	(1,892,000)	375,000	(4,007,000)	(2,095,000)
Loss from discontinued operations, net of tax	(65,000)	(741,000)	(487,000)	(1,199,000)

Net loss	(1,957,000)	(366,000)	(4,494,000)	(3,294,000)
Reduction of redeemable common stock	-	165,000	-	165,000
Net loss to common shareholders	$(1,957,000)	$(201,000)	$(4,494,000)	$(3,129,000)

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.08)	$0.02	$(0.17)	$(0.09)
Net loss	$(0.08)	$(0.02)	$(0.19)	$(0.14)
Net loss to common shareholders	$(0.08)	$(0.01)	$(0.19)	$(0.13)
Weighted average shares outstanding used to
compute basic and diluted net loss per share amounts	24,076,000	24,081,000	24,076,000	24,114,000
See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Deficit
(Unaudited)

	Series A Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2006	20,959,000	$3,921,000	$6,650,000	$(14,156,000)	$(3,585,000)

Net loss		-	-	(4,494,000)	(4,494,000)
Balance June 30, 2007 (unaudited)	20,959,000	$3,921,000	$6,650,000	$(18,650,000)	$(8,079,000)

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (4,494,000)	$ (3,294,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,487,000	1,699,000
Amortization of deferred gain on sale of building	(137,000)	(153,000)
Increase in (reduction of) allowance for doubtful accounts	12,000	(27,000)
Gains on trading securities, net	(548,000)	(356,000)
Loss on sale of prospectdigital assets	189,000	-
Stock option compensation expense	-	10,000
Sales of trading securities, net	629,000	987,000
Accounts receivable	192,000	(71,000)
Prepaid expenses and deposits	53,000	839,000
Income taxes payable, net	-	(2,675,000)
Accounts payable and accrued liabilities	(858,000)	1,326,000
Deferred compensation payable	185,000	(679,000)
Other operating assets and liabilities	6,000	(91,000)
Net cash used in operating activities:	(3,284,000)	(2,485,000)

Cash flows from investing activities:
Purchases of fixed assets	(657,000)	(1,263,000)
Proceeds from the sale of prospectdigital assets	116,000	-
Repayments of notes receivable, net	66,000	392,000
Net cash used in investing activities:	(475,000)	(871,000)

Cash flows from financing activities:
Proceeds from loans payable	1,806,000	1,103,000
Payments of notes payable	(41,000)	(38,000)
Repurchases of redeemable common stock	-	(78,000)
Net cash provided by financing activities:	1,765,000	987,000

Net decrease in cash and cash equivalents	(1,994,000)	(2,369,000)
Cash and cash equivalents, beginning of period	2,917,000	3,862,000
Cash and cash equivalents, end of period	$ 923,000	$ 1,493,000

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

The Consolidated Financial Statements are unaudited but reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position and results of operations.  The results for the three months and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the entire year.  These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed by the Company with the Securities and Exchange Commission on April 2, 2007.

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

3.

Income (Loss) per Share

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Income (loss) from continuing operations	$ (1,892,000)	$ 375,000	$ (4,007,000)	$ (2,095,000)
Loss from discontinued operations	(65,000)	(741,000)	(487,000)	(1,199,000)
Net loss	(1,957,000)	(366,000)	(4,494,000)	(3,294,000)
Reduction to redeemable common stock	-	165,000	-	165,000
Net loss available to common shareholders	$ (1,957,000)	$ (201,000)	$ (4,494,000)	$ (3,129,000)

Weighted average shares used to compute basic and
diluted net loss per share amounts	24,076,000	24,081,000	24,076,000	24,114,000
Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$ (0.08)	$ 0.02	$ (0.17)	$ (0.09)
Net loss	$ (0.08)	$ (0.02)	$ (0.19)	$ (0.14)
Net loss available to common shareholders	$ (0.08)	$ (0.01)	$ (0.19)	$ (0.13)

As the Company incurred net losses in the periods presented, options to purchase 4.0 million and 6.0 million shares of the Company’s common stock as of June 30, 2007 and 2006, were excluded from the computation of diluted net loss per share, as the effect would have been antidilutive.

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

Lynda Regan, Chief Executive Officer, and R. Preston Pitts, President, Chief Operating Officer and Chief Financial Officer of the Company, are the primary owners of PD Holdings.  In connection with the sale, the Company also entered into a service agreement with PD Holdings, pursuant to which subsidiaries of the Company provide certain administrative services to PD Holdings, for a fee equal to the cost of the services provided.

Prospectdigital received $116,000 in consideration of the sale, which was greater than the estimated fair value of the assets of prospectdigital being sold, as determined by a third-party independent valuation.  The amount of consideration was approved by the Board of Directors of the Company.

Prospectdigital is being reported as a discontinued operation for the three months and six months ended June 30, 2007 and 2006.  We incurred a $189,000 loss on the sale of prospectdigital’s assets.

5.

Income Taxes

The rate of provision for (benefit from) income taxes for the three months and six months ended June 30, 2007 and 2006, differs from the federal and state statutory rate primarily due to an increase in the valuation allowance against existing deferred tax assets in the amounts of $800,000 and $1.8 million for the three and six months ended June 30, 2007, and $1.2 million and $2.3 million for the three and six months ended June 30, 2006.

6.

Loan Payable

During the three months and six months ended June 30, 2007, the Company obtained loans from its investment broker for general corporate purposes.  The loans bear interest at the lender's base lending rate plus a surcharge based on the amount of the loans  (9.5% at June 30, 2007), and are collateralized by the Company's investment portfolio.  As of June 30, 2007, $1.8 million remained payable under this arrangement.

7.

Term Loan

On April 12, 2007, Legacy Marketing Group, the Company’s primary operating subsidiary, amended certain terms of the credit agreement (the “Credit Agreement”) with Washington National Insurance Company dated July 20, 2006.  The amendment was effected through the execution on April 12, 2007, of Amendment No. 1 to the Credit Agreement (the Credit Agreement, as amended by Amendment No. 1, the “Amended Agreement”) and (1) extended the final maturity of the loan under the Credit Agreement from April 1, 2012, to December 31, 2012; (2) changed certain of the requirements for mandatory prepayments under the Credit Agreement; (3) changed certain terms of the financial covenants specified in the Credit Agreement; and (4) revised certain definitions contained in the Credit Agreement.  As of June 30, 2007, the balance due under the Credit Agreement was $6.0 million.

Pursuant to the terms of the Amended Agreement, beginning April 1, 2008, Legacy Marketing Group will be required to make quarterly principal payments on the Term Loan equal to a percentage of the outstanding principal balance of the Term Loan as of June 30, 2007, as follows:  3.75% of the balance for the first four payments, 5.0% of the balance for the next twelve payments and 6.25% of the balance for the final four payments.  The quarterly principal payments will be reduced, in order of maturity, by any optional prepayments by Legacy Marketing Group or prepayments resulting from prepayment events specified in the Amended Agreement.  Additionally, beginning September 30, 2008, Legacy Marketing Group will be required to semi-annually prepay the Term Loan on March 31 and September 30 in an amount equal to fifty percent of the Company’s excess cash flow (as defined in the Amended Agreement) for the immediately preceding six month periods ended December 31 and June 30, subject to certain conditions specified in the Amended Agreement.  Interest on the unpaid principal balance of the Term Loan is currently payable on a monthly basis and accrues at the LIBOR-based rate (as defined in the Credit Agreement) plus 3.5%, which was 8.82% as of June 30, 2007.  The principal balance and accrued interest on the Term Loan is payable in full by December 31, 2012.

The Term Loan is primarily secured by Regan Holding Corp.’s bank and securities accounts, equipment and investment property, and Legacy Marketing Group’s obligations are currently guaranteed by Regan Holding Corp., Legacy Advisory Services, Inc., Imagent Online LLC and certain shareholders of Regan Holding Corp.  In addition, Legacy Marketing Group is required to comply with other financial and non-financial covenants specified in the Credit Agreement.  In the event of default under the Credit Agreement, the entire balance of the Term Loan would become immediately payable.

8.

Legacy Financial Services Inc.

On May 31, 2007, Regan Holding Corp. and two of its subsidiaries, Legacy Financial Services Inc. and Legacy Advisory Services Inc., (“Legacy Financial”) entered into an agreement with Multi-Financial Securities Corporation whereby Legacy Financial Services agreed to transfer its registered representatives and customer accounts to Multi-Financial Securities Corporation.  Under the agreement, on August 31, 2007, Multi-Financial Securities Corporation is obligated to pay Legacy Financial Services eleven and a half percent (11.5%) of the aggregate gross dealer concessions earned at Legacy Financial Services between May 1, 2006, and April 30, 2007, by those transferred representatives who are, as of the measurement date (as defined in the agreement), registered with Multi-Financial Securities Corporation and in good standing with the NASD.  In addition, on each of the first four anniversary dates of the measurement date, subject to certain conditions, Multi-Financial Securities Corporation is obligated to pay Legacy Financial Services an amount representing up to four and a half percent (4.5%) of each transferred representative’s aggregate gross dealer concessions earned with Multi-Financial Securities Corporation during the one year period prior to such anniversary date.

We expect this transaction to have a positive impact on the Company’s operating results.  Legacy Financial incurred losses of $78,000 and $232,000 for the three months and six months ended June 30, 2007, and losses of $380,000 and $465,000 for the three months and six months ended June 30, 2006, which are being reported as discontinued operations.  On our consolidated balance sheet, Legacy Financial assets of $825,000 as of June 30, 2007, and $592,000 as of December 31, 2006, are being reported as prepaid expenses and other current assets, and Legacy Financial liabilities of $893,000 as of June 30, 2007, and $748,000 as of December 31, 2006, are being reported under accounts payable and accrued liabilities.  We expect to recognize a gain on the transfer of Legacy Financial’s registered representatives and customer accounts to Multi-Financial Securities Corporation.  This gain will be calculated based upon eleven and a half percent (11.5%) of the aggregate gross dealer concessions earned at Legacy Financial Services in the relevant period as discussed above.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this document, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of Regan Holding Corp. and its businesses to be materially different from those expressed or implied by such forward-looking statements.  These risks, uncertainties and factors include, among other things, the following: general market conditions and the changing interest rate environment; the interruption, deterioration, or termination of our relationships with the insurance carriers who provide our products or the agents who market and sell them; the ability to develop and market new products to keep up with the evolving industry in which we operate; increased governmental regulation, especially regulations affecting insurance, reinsurance, and holding companies; the ability to attract and retain talented and productive personnel; the ability to effectively fund our working capital requirements; the risk of substantial litigation or insurance claims; and other factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

In recent years, the Securities and Exchange Commission (“SEC”) has been re-examining whether all equity-indexed annuities need to be registered under the Securities Act of 1933.  Additionally, the National Association of Securities Dealers (“NASD”) has issued guidance to its members indicating that broker-dealers regulated by the NASD have certain responsibilities with respect to the offer and sale of equity-indexed annuities, including an obligation to determine the suitability of such products for their customers, regardless of whether equity-indexed annuities are deemed to be securities.  Finally, some state insurance regulators continue to consider whether additional suitability and disclosure regulations should be implemented with respect to all sales of fixed annuities, particularly with respect to senior citizens.

Our core business consists of selling fixed annuity products, on behalf of insurance carriers, through a network of independent insurance producers (“Producers”).  If the initiatives undertaken by the Securities and Exchange Commission, the NASD or state insurance regulators with respect to equity-indexed and other annuities result in new regulation or legislation, our operations and those of our Producers could be adversely affected.  We are unable to predict whether, or which, of these initiatives will result in new laws or regulations, or whether other initiatives may affect our business and the demand for fixed annuity products marketed by Legacy Marketing.  If such initiatives result in new regulation or laws, they could have a material adverse effect on the insurance industry in general or on our financial condition and results of operations.

In recent years, the U.S. insurance regulatory framework has also come under increased scrutiny.  Some state legislatures have considered laws that may alter or increase state regulation of insurance, reinsurance, and holding companies.  Moreover, the National Association of Insurance Commissioners and state insurance regulators regularly re-examine existing laws and regulations, often focusing on modifications to holding company regulations, interpretations of existing laws, and the development of new laws.  Changes in these laws and regulations or their interpretation could have a material adverse effect on our financial condition or results of operations.  In addition, the U.S. Congress and insurance regulatory groups have recently held hearings on, and the U.S. Congress has in the past considered statutes that would impose certain national uniform standards and repeal the McCarran-Ferguson antitrust exemption for the business of insurance.  The U.S. Congress could adopt laws or regulations that could have a material adverse effect on our financial condition or results of operations.

Legacy Financial, a discontinued operation, is registered as a broker-dealer with, and is subject to regulation by, the SEC, NASD, Municipal Securities Rulemaking Board, and various state agencies. This regulation covers matters such as capital requirements, recordkeeping and reporting requirements, and employee-related matters, including qualification and licensing of supervisory and sales personnel.  Any proceeding alleging violation of, or noncompliance with, laws and regulations applicable to Legacy Financial could harm its business and financial condition, and our results of discontinued operations.

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

Results of Operations

Our revenue decreased $1.1 million (16%) and $1.3 million (10%) in the three months and six months ended June 30, 2007, compared to the same periods in 2006, primarily due to decreases in marketing allowances and commissions and lower administrative fees and other revenue.  Other revenue decreased mainly due to lower new product implementation fees and special projects revenue.

The decrease in administrative fees revenue in the three months and six months ended June 30, 2007, compared to the same periods in 2006, was primarily due to the transition of the administration of certain IL Annuity and Insurance Company (“IL Annuity”) insurance contracts to AmerUs Annuity Group Co. (“Amerus”) upon expiration of the administrative agreement with IL Annuity, effective April 30, 2006.  The expiration of the administrative agreement does not affect the commissions earned by Legacy Marketing on additional premium received or assets under management with respect to the underlying IL Annuity insurance contracts.

During the three months and six months ended June 30, 2007 and 2006, Legacy Marketing sold and administered products primarily on behalf of three unaffiliated insurance carriers:  Washington National Insurance Company (“Washington National”), American National Insurance Company (“American National”), and Transamerica Life and Annuity Company (“Transamerica”).  As indicated below, the agreements with these carriers generated a significant portion of our total consolidated revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Washington National	28%	21%	27%	11%
American National	19%	20%	19%	21%
Transamerica	14%	15%	15%	16%

Our consolidated revenues were derived primarily from sales and administration of the following fixed annuity products:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
RewardMark(SM) series (sold on behalf of Washington National)	28%	21%	27%	11%
BenchMark(SM) series (sold on behalf of American National)	18%	20%	18%	20%
SelectMark® series (sold on behalf of Transamerica)	14%	15%	15%	16%

Selling, general and administrative expenses decreased $1.5 million (19%) during the three months ended June 30, 2007, and $2.1 million (14%) during the six months ended June 30, 2007, compared to the same periods in 2006, mainly due to a decrease in salaries and related benefits expense as the result of reduced headcount, decrease in professional fees as the result of lower legal fees, and lower sales promotion and support costs mainly due to less incentive program expense associated with lower overall sales volume.

We have established a valuation allowance related primarily to our federal and state deferred tax assets, which increased $800,000 and $1.2 million for the three months ended June 30, 2007 and 2006, and $1.8 million and $2.3 million for the six months ended June 30, 2007 and 2006.

Liquidity and Capital Resources

Our cash provided by or used in operating activities generally follows the trend in our revenue and operating results.  Our cash used in operating activities in the six months ended June 30, 2007 and 2006, of $3.3 million and $2.5 million was primarily the result of our net loss, partially offset by proceeds from the sale of trading securities and non-cash charges such as depreciation and amortization.  Other uses of cash during the six months ended June 30, 2007, consisted of a decrease in the accounts payable and accrued liabilities and gains on trading securities.  In the six months ended June 30, 2006, a non-cash decrease in income taxes payable resulting from a settlement of prior years’ tax matters and a decrease in deferred compensation payable contributed to a decrease in cash used in operating activities, partially offset by an increase in accounts payable and accrued liabilities.

Net cash used in investing activities of $475,000 and $871,000 for the six months ended June 30, 2007 and 2006, consisted primarily of purchases of fixed assets, partially offset by repayments of notes receivable and, in 2007, by proceeds from the sale of prospectdigital’s assets.

Net cash provided by financing activities of $1.8 million and $1.0 million for the six months ended June 30, 2007 and 2006, primarily consisted of proceeds from loans received from our investment broker.

On July 20, 2006, Legacy Marketing Group, our primary operating subsidiary, entered into a credit agreement (the “Agreement”) with Washington National Insurance Company (the “Lender”), which was subsequently amended on April 12, 2007.  Pursuant to the terms of the Agreement, as amended, the Lender made a non-revolving multiple advance term loan (the “Term Loan”) to Legacy Marketing Group totaling $6.0 million.  As of June 30, 2007, the balance due under this Agreement was $6.0 million.

Pursuant to the terms of Amendment No. 1 to the Agreement (the “Amended Agreement”), beginning April 1, 2008, Legacy Marketing Group will be required to make quarterly principal payments on the Term Loan equal to a percentage of the outstanding principal balance of the Term Loan as of June 30, 2007, as follows:  3.75% of the balance for the first four payments, 5.0% of the balance for the next twelve payments and 6.25% of the balance for the final four payments.  The quarterly principal payments will be reduced, in order of maturity, by any optional prepayments by Legacy Marketing Group or prepayments resulting from prepayment events specified in the Amended Agreement.  Additionally, beginning September 30, 2008, Legacy Marketing Group will be required to semi-annually prepay the Term Loan on March 31 and September 30 in an amount equal to fifty percent of the Company’s excess cash flow (as defined in the Amended Agreement) for the immediately preceding six month periods ended December 31 and June 30, subject to certain conditions specified in the Amended Agreement.  Interest on the unpaid principal balance of the Term Loan is currently payable on a monthly basis and accrues at the LIBOR-based rate (as defined in the Agreement) plus 3.5%, which was 8.82% as of June 30, 2007.  The principal balance and accrued interest on the Term Loan is payable in full by December 31, 2012.

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

We used $3.3 million of cash in our operations and incurred consolidated net losses of $4.5 million during the six months ended June 30, 2007.  If our consolidated net losses continue, a cash shortfall could ultimately occur.  To address this issue, during 2006 and 2007, we lowered our cost structure by reducing our employee headcount.  In January 2007, we exited the prospectdigital business and disposed of its assets.  This action eliminated approximately $1.2 million of annual cash use.  In addition, we intend to continue lowering costs by refining our business model to focus on higher value added activities.  This will include multiple initiatives to increase efficiencies.  Certain activities may be eliminated completely; other activities may be restructured.  We have also restructured a portion of our debt, which enabled us to defer our obligation to begin making scheduled principal payments until March 2008 and improved our liquidity by allowing us to leverage certain assets the use of which was previously restricted by the debt agreement.  We have completed the sale of Legacy Financial registered representatives and customer accounts, and a portion of cash proceeds from that sale is expected to be received on August 31, 2007.  These cash proceeds will be eleven and a half percent (11.5%) of the aggregate gross dealer concessions earned at Legacy Financial Services between May 1, 2006, and April 30, 2007, by those transferred representatives who are, as of the measurement date (as defined in the agreement), registered with Multi-Financial Securities Corporation and in good standing with the NASD.  We expect to use the cash proceeds from this sale to settle outstanding Legacy Financial matters, and the remaining funds will be available for general corporate purposes once the transition process is complete.  We are also in negotiations to sell certain assets, which sales, if successful, will result in additional cash inflows.  There can be no assurance that such negotiations will lead to sales of such assets, or that any sales will occur within any specific timeframe.  In the event that a cash shortfall does occur, we believe that adequate financing could be obtained to meet our cash flow needs.  However, there can be no assurances that such financing would be available on favorable terms.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk, interest rate risk, credit risk, or equity price risk since December 31, 2006.  Please see our Annual Report on Form 10-K for the year ended December 31, 2006, for more information concerning Quantitative and Qualitative Disclosures About Market Risk.

Item 4.

Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives.  As of June 30, 2007, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  Our management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there have been no such changes during the period covered by this report.

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

Item 4.

Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of our shareholders at the Annual Meeting of Shareholders held on June 11, 2007:

1.

Election of five directors to hold office until the Annual Meeting of Shareholders in 2008 and until their successors are  elected and qualify.  The directors elected at the Annual Meeting of Shareholders are:

		For	Against	Abstain / Withheld
	a. Lynda L. Regan	14,175,498	-	32,248
	b. R. Preston Pitts	14,174,907	-	32,839
	c. Ute Scott-Smith	14,189,926	-	17,820
	d. J. Daniel Speight, Jr.	14,194,439	-	13,307
	e. Dr. Donald Ratajczak	14,172,407	-	35,339

2.	Ratification of the appointment of Burr, Pilger & Mayer LLP as the Company’s independent auditors for the year ended December 31, 2007	14,194,328	7,206	6,212

Item 6.

Exhibits

Exhibit 10.1

Representative and Account Transfer Agreement dated May 31, 2007, between and among Multi-Financial Securities Corporation, Regan Holding Corp., Legacy Advisory Services, Inc., and Legacy Financial Services, Inc.

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

REGAN HOLDING CORP.

Date: August 13, 2007	Signature: /s/ R. Preston Pitts
R. Preston Pitts
President, Chief Operating Officer and Chief Financial Officer