Form 10-Q
period 2007-09-30
REGAN HOLDING CORP
filed 2007-11-14
CIK 870069

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007
or
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

Large accelerated filer ☐ Accelerated filer ☐ Nonaccelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
As of November 5, 2007, there were 23,525,000 shares of Common Stock-Series A outstanding and 550,000 shares of Common Stock-Series B outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Balance Sheet

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and cash equivalents	$1,374,000	$2,917,000
Trading investments	8,030,000	8,274,000
Accounts receivable, net of allowance of $155,000 and $167,000
at September 30, 2007 and December 31, 2006	904,000	1,084,000
Prepaid expenses and other current assets	626,000	1,127,000
Total current assets	10,934,000	13,402,000
Net fixed assets	10,696,000	12,028,000
Notes receivable, net	488,000	553,000
Other assets	1,304,000	1,592,000
Total non-current assets	12,488,000	14,173,000
Total assets	$23,422,000	$27,575,000

Liabilities, redeemable common stock, and shareholders' deficit
Liabilities
Accounts payable and accrued liabilities	$4,021,000	$5,984,000
Current portion of notes payable and other borrowings	4,170,000	534,000
Total current liabilities	8,191,000	6,518,000
Deferred compensation payable	8,215,000	8,090,000
Deferred gain on sale of building	2,227,000	2,433,000
Other liabilities	216,000	83,000
Notes payable, less current portion	7,847,000	8,139,000
Total non-current liabilities	18,505,000	18,745,000
Total liabilities	26,696,000	25,263,000

Redeemable common stock, Series A and B	5,897,000	5,897,000

Shareholders' deficit
Preferred stock, no par value: Authorized: 100,000,000 shares;
No shares issued or outstanding		-
Series A common stock, no par value:	-
Authorized: 45,000,000 shares; issued and outstanding: 20,959,000
shares at September 30, 2007 and December 31, 2006	3,921,000	3,921,000
Paid-in capital	6,650,000	6,650,000
Accumulated deficit	(19,742,000)	(14,156,000)
Total shareholders' deficit	(9,171,000)	(3,585,000)
Total liabilities, redeemable common stock, and shareholders' deficit	$23,422,000	$27,575,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue
Marketing allowances and commission overrides	$ 1,740,000	$ 4,650,000	$ 7,251,000	$ 10,334,000
Trailing commissions	762,000	858,000	2,359,000	2,703,000
Administrative fees	1,590,000	1,780,000	5,037,000	5,756,000
Other revenue	420,000	173,000	952,000	1,004,000

Total revenue	4,512,000	7,461,000	15,599,000	19,797,000

Expenses
Selling, general and administrative	5,232,000	7,424,000	17,909,000	22,194,000
Depreciation and amortization	685,000	876,000	2,196,000	2,502,000
Other	369,000	325,000	1,085,000	1,138,000

Total expenses	6,286,000	8,625,000	21,190,000	25,834,000

Operating loss	(1,774,000)	(1,164,000)	(5,591,000)	(6,037,000)

Other income	49,000	42,000	174,000	140,000
Interest expense	(211,000)	(68,000)	(525,000)	(78,000)
Total other (expense) income, net	(162,000)	(26,000)	(351,000)	62,000

Loss from continuing operations before income taxes	(1,936,000)	(1,190,000)	(5,942,000)	(5,975,000)
(Benefit from) provision for income taxes	(9,000)	1,000	(7,000)	(2,694,000)

Loss from continuing operations	(1,927,000)	(1,191,000)	(5,935,000)	(3,281,000)
Income (loss) from discontinued operations, net of tax	837,000	(505,000)	349,000	(1,706,000)

Net loss	(1,090,000)	(1,696,000)	(5,586,000)	(4,987,000)
Reduction of redeemable common stock	-	-	-	165,000
Net loss to common shareholders	$ (1,090,000)	$ (1,696,000)	$ (5,586,000)	$ (4,822,000)

Basic and diluted net loss per share:
Loss from continuing operations	$ (0.08)	$ (0.05)	$ (0.25)	$ (0.14)
Net loss	$ (0.05)	$ (0.07)	$ (0.23)	$ (0.21)
Net loss to common shareholders	$ (0.05)	$ (0.07)	$ (0.23)	$ (0.20)
Weighted average shares outstanding used to
compute basic and diluted net loss per share amounts	24,076,000	24,076,000	24,076,000	24,101,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Deficit
(Unaudited)

	Series A Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2006	20,959,000	$3,921,000	$6,650,000	$(14,156,000)	$(3,585,000)

Net loss		-	-	(5,586,000)	(5,586,000)

Balance September 30, 2007 (unaudited)	20,959,000	$3,921,000	$6,650,000	$(19,742,000)	$(9,171,000)

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(5,586,000)	$(4,987,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	2,203,000	2,616,000
Amortization of deferred gain on sale of building	(206,000)	(222,000)
Losses on write-off of fixed assets	45,000	7,000
Reduction of allowance for doubtful accounts	(12,000)	(35,000)
Gains on trading securities, net	(490,000)	(569,000)
Loss on sale of prospectdigital assets	189,000	-
Stock option compensation expense	-	10,000
Sales of trading securities, net	734,000	851,000
Accounts receivable	629,000	470,000
Prepaid expenses and other current assets	83,000	957,000
Income taxes payable, net	9,000	(2,677,000)
Accounts payable and accrued liabilities	(1,941,000)	959,000
Deferred compensation payable	125,000	(448,000)
Other operating assets and liabilities	50,000	(245,000)
Net cash used in operating activities:	(4,168,000)	(3,313,000)

Cash flows from investing activities:
Purchases of fixed assets	(901,000)	(1,770,000)
Proceeds from the sale of prospectdigital assets	116,000	-
Repayments of notes receivable, net	65,000	120,000
Net cash used in investing activities:	(720,000)	(1,650,000)

Cash flows from financing activities:
Proceeds from notes payable	-	4,000,000
Proceeds from loans payable	3,407,000	-
Payments of notes payable	(62,000)	(59,000)
Repurchases of redeemable common stock	-	(78,000)
Net cash provided by financing activities:	3,345,000	3,863,000

Net decrease in cash and cash equivalents	(1,543,000)	(1,100,000)
Cash and cash equivalents, beginning of period	2,917,000	3,862,000
Cash and cash equivalents, end of period	$1,374,000	$2,762,000

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

The Consolidated Financial Statements are unaudited but reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position and results of operations.  The results for the three months and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the entire year.  These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed by the Company with the Securities and Exchange Commission on April 2, 2007.

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

3.

Loss per Share

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Loss from continuing operations	$(1,927,000)	$(1,191,000)	$(5,935,000)	$(3,281,000)
Income (loss) from discontinued operations	837,000	(505,000)	349,000	(1,706,000)
Net loss	(1,090,000)	(1,696,000)	(5,586,000)	(4,987,000)
Reduction to redeemable common stock	-	-	-	165,000
Net loss available to common shareholders	$(1,090,000)	$(1,696,000)	$(5,586,000)	$(4,822,000)

Weighted average shares used to compute basic and diluted net loss per share amounts
	24,076,000	24,076,000	24,076,000	24,101,000
Basic and diluted net loss per share
Loss from continuing operations	$(0.08)	$(0.05)	$(0.25)	$(0.14)
Net loss	$(0.05)	$(0.07)	$(0.23)	$(0.21)
Net loss available to common shareholders	$(0.05)	$(0.07)	$(0.23)	$(0.20)

As the Company incurred net losses in the periods presented, options to purchase 3.4 million and 6.0 million shares of the Company’s common stock as of September 30, 2007 and 2006, were excluded from the computation of diluted net loss per share, as the effect would have been antidilutive.

4.

Sale of Assets

On May 31, 2007, the Company and two of its subsidiaries, Legacy Financial Services Inc. and Legacy Advisory Services Inc., (“Legacy Financial”) entered into an agreement with Multi-Financial Securities Corporation whereby Legacy Financial Services transferred its registered representatives and customer accounts to Multi-Financial Securities Corporation.  Under the agreement, on September 28, 2007, Multi-Financial Securities Corporation paid Legacy Financial Services $1 million (11.5%) of the aggregate gross dealer concessions earned at Legacy Financial Services between May 1, 2006, and April 30, 2007, by those transferred representatives who were, as of the measurement date (as defined in the agreement), registered with Multi-Financial Securities Corporation and in good standing with the FINRA (formerly known as NASD).  In addition, on each of the first four anniversary dates of the measurement date, subject to certain conditions, Multi-Financial Securities Corporation is obligated to pay Legacy Financial Services an amount representing up to four and a half percent (4.5%) of each transferred representative’s aggregate gross dealer concessions earned with Multi-Financial Securities Corporation during the one year period prior to such anniversary date.

We expect this transaction to have a positive impact on the Company’s operating results in future periods.  We recognized a $1 million gain on the transfer of Legacy Financial’s registered representatives and customer accounts to Multi-Financial Securities Corporation in the third quarter, and as a result Legacy Financial had net income of $830,000 and $597,000 for the three months and nine months ended September 30, 2007.  Legacy Financial incurred losses of $182,000 and $648,000 for the three months and nine months ended September 30, 2006.  Legacy Financial’s results are being reported as discontinued operations.  On our consolidated balance sheet, Legacy Financial’s assets of $298,000 as of September 30, 2007, and $592,000 as of December 31, 2006, are included in prepaid expenses and other current assets, and Legacy Financial’s liabilities of $158,000 as of September 30, 2007, and $748,000 as of December 31, 2006, are included in accounts payable and accrued liabilities.

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

Lynda Pitts, Chief Executive Officer, and R. Preston Pitts, President, Chief Operating Officer and Chief Financial Officer of the Company, are the primary owners of PD Holdings.  In connection with the sale, the Company also entered into a service agreement with PD Holdings, pursuant to which subsidiaries of the Company provide certain administrative services to PD Holdings, for a fee equal to the cost of the services provided.

Prospectdigital received $116,000 in consideration of the sale, which was greater than the estimated fair value of the assets of prospectdigital being sold, as determined by a third-party independent valuation.  The amount of consideration was approved by the Board of Directors of the Company.

Prospectdigital is being reported as a discontinued operation for the three months and nine months ended September 30, 2007 and 2006.  We incurred a $189,000 loss on the sale of prospectdigital’s assets.

5.

Income Taxes

The rate of provision for (benefit from) income taxes for the three months and nine months ended September 30, 2007 and 2006, differs from the federal and state statutory rate primarily due to an increase in the valuation allowance against existing deferred tax assets in the amounts of $397,000 and $2.2 million for the three and nine months ended September 30, 2007, and $697,000 and $3.0 million for the three and nine months ended September 30, 2006.

6.

Loan Payable

During the three months and nine months ended September 30, 2007, the Company obtained loans from its investment broker for general corporate purposes.  The loans bear interest at the lender's base lending rate plus a surcharge based on the amount of the loans  (9.5% at September 30, 2007), and are collateralized by the Company's investment portfolio.  As of September 30, 2007, $3.4 million remained payable under this arrangement.

7.

Term Loan

On April 12, 2007, Legacy Marketing Group, the Company’s primary operating subsidiary, amended certain terms of the credit agreement (the “Credit Agreement”) with Washington National Insurance Company dated July 20, 2006.  The amendment was effected through the execution on April 12, 2007, of Amendment No. 1 to the Credit Agreement (the Credit Agreement, as amended by Amendment No. 1, the “Amended Agreement”) and (1) extended the final maturity of the loan under the Credit Agreement from April 1, 2012, to December 31, 2012; (2) changed certain of the requirements for mandatory prepayments under the Credit Agreement; (3) changed certain terms of the financial covenants specified in the Credit Agreement; and (4) revised certain definitions contained in the Credit Agreement.  As of September 30, 2007, the balance due under the Credit Agreement was $6.0 million.

Pursuant to the terms of the Amended Agreement, beginning April 1, 2008, Legacy Marketing Group will be required to make quarterly principal payments on the Term Loan equal to a percentage of the outstanding principal balance of the Term Loan as of June 30, 2007, as follows:  3.75% of the balance for the first four payments, 5.0% of the balance for the next twelve payments and 6.25% of the balance for the final four payments.  The quarterly principal payments will be reduced, in order of maturity, by any optional prepayments by Legacy Marketing Group or prepayments resulting from prepayment events specified in the Amended Agreement.  Additionally, beginning September 30, 2008, Legacy Marketing Group will be required to semi-annually prepay the Term Loan on March 31 and September 30 in an amount equal to fifty percent of the Company’s excess cash flow (as defined in the Amended Agreement) for the immediately preceding six month periods ended December 31 and June 30, subject to certain conditions specified in the Amended Agreement.  Interest on the unpaid principal balance of the Term Loan is currently payable on a monthly basis and accrues at the LIBOR-based rate (as defined in the Credit Agreement) plus 3.5%, which was 8.62% as of September 30, 2007.  The principal balance and accrued interest on the Term Loan is payable in full by December 31, 2012.

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

8.

Subsequent Events

Effective October 17, 2007, Legacy Marketing Group entered into an agreement and strategic alliance with Transaction Application Group Inc., a subsidiary of Perot Systems Corporation (Perot Systems), whereby Legacy Marketing Group agreed to transfer its third party administration services function and the employees who provide these services to Perot Systems in exchange for Perot Systems’ assumption of such administrative service functions.  Perot Systems will also become the exclusive provider of administrative services for Legacy Marketing Group’s future portfolio of annuity products, while Legacy Marketing Group will focus exclusively on product development, promotion and distribution.  In connection with this agreement, Legacy Marketing Group terminated its administrative services contracts with five of its insurance carriers, and Perot Systems entered into administrative services contracts with such carriers.

As part of this transaction, on October 17, 2007, the Company entered into a lease with Perot Systems whereby Perot Systems will lease the Company’s offices in Rome, GA, for a ten-year term at an initial rental price of $8.00 per square foot (a lease amount of approximately $300,000 per year).

As a result of this transaction, Legacy Marketing Group will recognize a non-cash software impairment charge of approximately $900,000 in the fourth quarter of 2007.

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

Recent Industry Developments

During the past few years, several proposals relating to our business have been made by federal and state agencies and legislative bodies and securities and insurance self-regulatory organizations.  As discussed below, a few of these proposals have become effective, and others may be made or adopted.

In recent years, the Securities and Exchange Commission (“SEC”) has been examining whether all equity-indexed annuities need to be registered under the Securities Act of 1933.  Additionally, the Financial Industry Regulatory Authority (“FINRA”, formerly known as NASD) has issued guidance to its members indicating that broker-dealers regulated by the FINRA have certain responsibilities with respect to the offer and sale of equity-indexed annuities, including an obligation to determine the suitability of such products for their customers, regardless of whether equity-indexed annuities are deemed to be securities.  Finally, some state insurance regulators are considering whether additional suitability and disclosure regulations should be implemented with respect to all sales of fixed annuities, particularly with respect to senior citizens.

Our core business consists of selling fixed annuity products, on behalf of insurance carriers, through a network of independent insurance producers (“Producers”).  If the initiatives undertaken by the Securities and Exchange Commission, the FINRA or state insurance regulators with respect to equity-indexed and other annuities were to result in new regulation or legislation, the demand for fixed annuities products, our operations and those of our Producers could be adversely affected.  If such initiatives were to result in new regulation or laws, they could have a material adverse effect on the insurance industry in general or on our financial condition and results of operations.

Also, in recent years, the U.S. insurance regulatory framework has also come under scrutiny.  Some state legislatures have considered laws that may alter or increase state regulation of insurance, reinsurance, and holding companies.  Moreover, the National Association of Insurance Commissioners and state insurance regulators regularly re-examine existing laws and regulations, often focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws.  Changes in these laws and regulations or their interpretation could have a material adverse effect on our financial condition and results of operations.

In addition, the U.S. Congress is again considering legislation that would impose certain national uniform standards on insurance companies, establish an optional federal charter system for insurance companies and repeal the McCarran-Ferguson antitrust exemption for the business of insurance, any of which could have a significant impact on our business.  If such laws or regulations are adopted, they could have a material adverse effect on our financial condition and results of operations.

New tax regulations have also been adopted recently that affect the treatment of tax-sheltered annuity contracts.  Also, new accounting and actuarial proposals, including principles-based reserving, may be proposed and adopted.  These developments also could have a material adverse effect on our financial condition and results of operations.

Legacy Financial, a discontinued operation, is registered as a broker-dealer with, and is subject to regulation by, the SEC, FINRA, Municipal Securities Rulemaking Board, and various state agencies.  This regulation covers matters such as capital requirements, recordkeeping and reporting requirements, and employee-related matters, including qualification and licensing of supervisory and sales personnel.  Any proceeding alleging violation of, or noncompliance with, laws and regulations applicable to Legacy Financial could harm its business and financial condition, and our results of discontinued operations.

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

Results of Operations

Our revenue decreased $2.9 million (40%) in the three months ended September 30, 2007, compared to the same period in 2006, primarily due to decreases in marketing allowances and commissions.  Revenue decreased $4.2 million (21%) in the nine months ended September 30, 2007, compared to the same period in 2006, primarily due to decreases in marketing allowances and commissions and lower administrative fees.

The decrease in administrative fees revenue in the nine months ended September 30, 2007, compared to the same period in 2006, was primarily due to the transition of the administration of certain IL Annuity and Insurance Company (“IL Annuity”) insurance contracts to AmerUs Annuity Group Co. (“Amerus”) upon expiration of the administrative agreement with IL Annuity, effective April 30, 2006.

During the three months and nine months ended September 30, 2007 and 2006, Legacy Marketing sold and administered products primarily on behalf of three unaffiliated insurance carriers:  Washington National Insurance Company (“Washington National”), American National Insurance Company (“American National”), and Transamerica Life and Annuity Company (“Transamerica”).  As indicated below, the agreements with these carriers generated a significant portion of our total consolidated revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
American National	24%	16%	22%	19%
Washington National	23%	42%	28%	23%
Transamerica	19%	12%	18%	15%

Our consolidated revenues were derived primarily from sales and administration of the following fixed annuity products:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
RewardMark(SM) series (sold on behalf of Washington National)	23%	42%	28%	23%
BenchMark(SM) series (sold on behalf of American National)	22%	15%	21%	18%
SelectMark® series (sold on behalf of Transamerica)	19%	12%	18%	15%

Selling, general and administrative expenses decreased $2.2 million (30%) during the three months ended September 30, 2007, and $4.3 million (19%) during the nine months ended September 30, 2007, compared to the same periods in 2006, mainly due to a decrease in salaries and related benefits expense as the result of reduced headcount, decrease in depreciation expense as the result of certain assets becoming fully depreciated, and lower sales promotion and support costs mainly due to less incentive program expense associated with lower overall sales volume.

We have established a valuation allowance related primarily to our federal and state deferred tax assets, which increased $397,000 and $697,000 for the three months ended September 30, 2007 and 2006, and $2.2 million and $3.0 million for the nine months ended September 30, 2007 and 2006.

Liquidity and Capital Resources

Our cash provided by or used in operating activities generally follows the trend in our revenue and operating results.  Our cash used in operating activities in the nine months ended September 30, 2007 and 2006, of $4.2 million and $3.3 million was primarily the result of our net loss, partially offset by proceeds from the sale of trading securities, non-cash charges such as depreciation and amortization and an increase in accounts receivable.  Other uses of cash during the nine months ended September 30, 2007, consisted of a decrease in the accounts payable and accrued liabilities and gains on trading securities.  In the nine months ended September 30, 2006, a non-cash decrease in income taxes payable resulting from a settlement of prior years’ tax matters contributed to a decrease in cash used in operating activities, partially offset by an increase in accounts payable and accrued liabilities and prepaid expenses.

Net cash used in investing activities of $720,000 and $1.7 million for the nine months ended September 30, 2007 and 2006, consisted primarily of purchases of fixed assets.  These amounts were partially offset by repayments of notes receivable and, in 2007, by proceeds from the sale of prospectdigital’s assets.

Net cash provided by financing activities of $3.3 million for the nine months ended September 30, 2007, primarily consisted of proceeds from loans received from our investment broker.  Net cash provided by financing activities of $3.9 million for the nine months ended September 30, 2006, primarily consisted of loan proceeds of $4.0 million pursuant to our credit agreement with Washington National, as described below.

On July 20, 2006, Legacy Marketing Group, our primary operating subsidiary, entered into a credit agreement (the “Agreement”) with Washington National Insurance Company (the “Lender”), which was subsequently amended on April 12, 2007.  Pursuant to the terms of the Agreement, as amended, the Lender made a non-revolving multiple advance term loan (the “Term Loan”) to Legacy Marketing Group totaling $6.0 million.  As of September 30, 2007, the balance due under this Agreement was $6.0 million.

Pursuant to the terms of Amendment No. 1 to the Agreement (the “Amended Agreement”), beginning April 1, 2008, Legacy Marketing Group will be required to make quarterly principal payments on the Term Loan equal to a percentage of the outstanding principal balance of the Term Loan as of June 30, 2007, as follows:  3.75% of the balance for the first four payments, 5.0% of the balance for the next twelve payments and 6.25% of the balance for the final four payments.  The quarterly principal payments will be reduced, in order of maturity, by any optional prepayments by Legacy Marketing Group or prepayments resulting from prepayment events specified in the Amended Agreement.  Additionally, beginning September 30, 2008, Legacy Marketing Group will be required to semi-annually prepay the Term Loan on March 31 and September 30 in an amount equal to fifty percent of the Company’s excess cash flow (as defined in the Amended Agreement) for the immediately preceding six month periods ended December 31 and June 30, subject to certain conditions specified in the Amended Agreement.  Interest on the unpaid principal balance of the Term Loan is currently payable on a monthly basis and accrues at the LIBOR-based rate (as defined in the Agreement) plus 3.5%, which was

8.62% as of September 30, 2007.  The principal balance and accrued interest on the Term Loan is payable in full by December 31, 2012.

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

We used $4.2 million of cash in our operations and incurred consolidated net losses of $5.6 million during the nine months ended September 30, 2007.  If our consolidated net losses continue, a cash shortfall could ultimately occur.  To address this issue, during 2006 and 2007, we lowered our cost structure by reducing our employee headcount.  In January 2007, we exited the prospectdigital business and disposed of its assets.  This action eliminated approximately $1.2 million of annual cash use.  We have also restructured a portion of our debt, which enabled us to defer our obligation to begin making scheduled principal payments until March 2008 and improved our liquidity by allowing us to leverage certain assets the use of which was previously restricted by the debt agreement.  We have completed the sale of Legacy Financial’s registered representatives and customer accounts, and we received $1 million of cash proceeds from that sale on September 28, 2007.  We expect to use the cash proceeds from this sale to settle outstanding Legacy Financial matters, and the remaining funds will be available for general corporate purposes once the transition process is complete.

On October 17, 2007, Legacy Marketing Group entered into an agreement and strategic alliance with Transaction Application Group Inc., a subsidiary of Perot Systems Corporation (Perot Systems), whereby we agreed to transfer our third party administration services function and the employees who provide these services to Perot Systems in exchange for Perot Systems’ assumption of such administrative service functions.  As part of this transaction, we entered into a lease with Perot Systems whereby Perot Systems will lease our offices in Rome, GA, for a ten-year term at an initial rental price of $8.00 per square foot (a lease amount of approximately $300,000 per year).  These initiatives have allowed us to lower our costs and increase efficiencies and to focus on higher value added activities.

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

Item 4.

Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives.  As of September 30, 2007, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  Our management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there have been no such changes during the period covered by this report.

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

REGAN HOLDING CORP.

Date: November 13, 2007	Signature: /s/ R. Preston Pitts
R. Preston Pitts
President, Chief Operating Officer and Chief Financial Officer