Form 10-K
period 2007-12-31
REGAN HOLDING CORP
filed 2008-03-31
CIK 870069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Securities registered pursuant to Section 12(g) of the Exchange Act.

Common Stock, No Par Value

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES [   ] NO [X]

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

$616,000

There is currently no trading market for the registrant’s stock. Accordingly, the foregoing aggregate market value is based upon the price at which the registrant would have repurchased its stock had it repurchased any stock in the last fiscal year.

As of March 15, 2008, the number of shares outstanding of the registrant’s Series A Common Stock was 23,525,000 and the number of shares outstanding of the registrant’s Series B Common Stock was 550,000.  The registrant has no other shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with Regan Holding Corp.’s Annual Meeting of Stockholders to be held on June 16, 2008, are incorporated by reference into Part III of this Form 10-K.

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

 Financial Statements and Supplementary Data

21

Item 9.

 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

40

Item 9A.

 Controls and Procedures

40

Item 9A(T) Controls and Procedures

40

Item 9B.

 Other Information

41

Part III

Item 10.

 Directors, Executive Officers and Corporate Governance

42

Item 11.

 Executive Compensation

42

Item 12.

 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

42

Item 13.

 Certain Relationships and Related Transactions, and Director Independence

42

Item 14.

 Principal Accountant Fees and Services

42

Part IV

Item 15.

 Exhibits and Financial Statement Schedules

43

PART I

Item 1. Business

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties that could cause actual results to differ materially.

General Development of Business

Regan Holding Corp. (“Regan Holding”) is a holding company, incorporated in the State of California in 1990, whose primary operating subsidiary is Legacy Marketing Group (“Legacy Marketing”).  Legacy Marketing designs, markets and administers fixed annuity products on behalf of certain unaffiliated insurance carriers in each of the United States, except Alabama and New York.

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

In addition to the marketing agreements, Legacy Marketing had administrative agreements with each of the six insurance carriers listed above.  Effective October 17, 2007, Legacy Marketing entered into an agreement and strategic alliance with a subsidiary of Perot Systems Corporation (“Perot Systems”), whereby Legacy Marketing transferred its third party administration services function and the employees who provide these services to Perot Systems in exchange for Perot Systems’ assumption of such administrative service functions.

The marketing agreements allow Legacy Marketing to enter into similar arrangements with other insurance carriers.  However, the marketing agreements, in general, prevent Legacy Marketing from developing and marketing products with other carriers that are considered unique or proprietary under the terms of the marketing agreements.

The marketing agreement with American National expires on November 15, 2008, and may be renewed by mutual agreement for successive one-year terms.  The agreement may be terminated by either party upon twelve months prior written notice without cause, and may be terminated by either party immediately for cause.  The marketing agreement with Investors Insurance expires on March 31, 2008, and will be renewed automatically for successive one-year terms unless terminated earlier by either party upon twelve months prior written notice without cause.  Either party may terminate the agreement immediately for cause.  The marketing agreements with Transamerica and John Hancock do not have fixed terms but may be terminated by either party upon twelve months prior written notice without cause, and may be terminated by either party immediately for cause.  The marketing agreement with Americom expires on June 10, 2008, and will automatically renew for successive one-year periods, unless terminated by Legacy Marketing with twelve months written notice or by Americom with at least six months written notice.  Either party may terminate the agreement immediately for cause.  The marketing agreement with Washington National expires on October 10, 2009, and may be renewed by mutual agreement for successive one-year terms, unless terminated by either party upon twelve months prior written notice without cause, and by either party immediately for cause.

On May 31, 2007, Regan Holding and two of its subsidiaries, Legacy Financial Services Inc. (“Legacy Financial”) and Legacy Advisory Services Inc., entered into an agreement with Multi-Financial Securities Corporation whereby Legacy Financial transferred its registered representatives and customer accounts to Multi-Financial Securities Corporation.  Under the agreement, on September 28, 2007, Multi-Financial Securities Corporation paid Legacy Financial $1.0 million (11.5%) of the aggregate gross dealer concessions earned at Legacy Financial Services between May 1, 2006, and April 30, 2007, by those transferred representatives who were, as of the measurement date (as defined in the agreement), registered with Multi-Financial Securities Corporation and in good standing with the Financial Industry Regulatory Authority (“FINRA”, formerly known as NASD).  In addition, on each of the first four anniversary dates of the measurement date, subject to certain conditions, Multi-Financial Securities Corporation is obligated to pay Legacy Financial Services an amount representing up to four and a half percent (4.5%) of each transferred representative’s aggregate gross dealer concessions earned with Multi-Financial Securities Corporation during the one year period prior to such anniversary date.

Legacy Financial is registered as a broker-dealer with, and is subject to regulation by, the U.S. Securities and Exchange Commission, FINRA, Municipal Securities Rulemaking Board, and various state agencies. As a result of federal and state broker-dealer registration and self-regulatory organization memberships, Legacy Financial is subject to regulation that covers many aspects of its securities business.  This regulation covers matters such as capital requirements, recordkeeping and reporting requirements, and employee-related matters, including qualification and licensing of supervisory and sales personnel. Also, these regulations include supervisory and organizational procedures intended to ensure compliance with securities laws and prevent improper trading on material nonpublic information.  Rules of the self-regulatory organizations are designed to promote high standards of commercial honor and just and equitable principles of trade.  A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers.  As a result, many aspects of the broker-dealer customer relationship are subject to regulation, including “suitability” determinations as to customer transactions, limitations in the amounts that may be charged to customers, and correspondence with customers.

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

Lynda Pitts, Chief Executive Officer, and R. Preston Pitts, President, Chief Operating Officer and Chief Financial Officer of Regan Holding, are the primary owners of PD Holdings.  In connection with the sale, Legacy Marketing and prospectdigital also entered into a service agreement with PD Holdings to provide certain administrative services to PD Holdings for a fee equal to the cost of the services provided.

Prospectdigital received $116,000 in consideration of the sale, which was greater than the estimated fair value of the assets of prospectdigital being sold, as determined by a third-party independent valuation.  The amount of consideration was approved by the Board of Directors of Regan Holding.

On July 20, 2006, Legacy Marketing entered into a credit agreement (the “Credit Agreement”) with Washington National Insurance Company (the “Lender”).  Pursuant to the terms of the Agreement, the Lender made a non-revolving multiple advance term loan (the “Term Loan”) to Legacy Marketing totaling $6.0 million.  On April 12, 2007, Legacy Marketing amended certain terms of the Credit Agreement through the execution of Amendment No. 1 to the Credit Agreement (the Credit Agreement, as so amended, the “Amended Agreement”) and (1) extended the final maturity of the loan under the Credit Agreement from April 1, 2012, to December 31, 2012; (2) changed certain of the requirements for mandatory prepayments under the Credit Agreement; (3) changed certain terms of the financial covenants specified in the Credit Agreement; and (4) revised certain definitions contained in the Credit Agreement.  As of December 31, 2007, the balance due under the Credit Agreement was $6.0 million.

Pursuant to the terms of the Amended Agreement, beginning April 1, 2008, Legacy Marketing will be required to make quarterly principal payments on the Term Loan equal to a percentage of the outstanding principal balance of the Term Loan as of June 30, 2007, as follows:  3.75% of the balance for the first four payments, 5.0% of the balance for the next twelve payments and 6.25% of the balance for the final four payments.  The quarterly principal payments will be reduced, in order of maturity, by any optional prepayments by Legacy Marketing or prepayments resulting from prepayment events specified in the Amended Agreement.  Additionally, beginning September 30, 2008, Legacy Marketing will be required to semi-annually prepay the Term Loan on March 31 and September 30 in an amount equal to fifty percent of the Company’s excess cash flow (as defined in the Amended Agreement) for the immediately preceding six month periods ended December 31 and June 30, subject to certain conditions specified in the Amended Agreement.  Interest on the unpaid principal balance of the Term Loan is currently payable on a monthly basis and accrues at the LIBOR-based rate (as defined in the Credit Agreement) plus 3.5%, which was 8.10% as of December 31, 2007.  The principal balance and accrued interest on the Term Loan is payable in full by December 31, 2012.

The Term Loan is primarily secured by Regan Holding’s bank and securities accounts, equipment and investment property, and Legacy Marketing’s obligations are currently guaranteed by Regan Holding., Imagent Online LLC and certain shareholders of Regan Holding.  In addition, Legacy Marketing is required to comply with other financial and non-financial covenants specified in the Credit Agreement.  In the event of default under the Credit Agreement, the entire balance of the Term Loan would become immediately payable.

On November 18, 2005, Regan Holding sold its office buildings in Petaluma, California for $12.8 million.  Regan Holding and the third party buyer (the “Buyer”) further agreed to enter into a ten year lease agreement, concurrently with the sale of the buildings, whereby it leased back 71,612 square feet through March 14, 2007, and will continue to lease back 47,612 square feet for the remainder of the lease term.  The monthly base rent is $1.29 per square foot and will increase annually by three percent during the term of the lease, in addition to monthly taxes and operating expenses.

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

In January 2006, management of Regan Holding decided to discontinue the operations of Values Financial Network (“VFN”).  VFN incurred losses from operations of $579,000 for the year ended December 31, 2005.  Regan Holding incurred insignificant costs in connection with exiting the operations of VFN.

Competitive Business Conditions

The fixed annuity business is rapidly evolving and intensely competitive. Legacy Marketing’s primary market is fixed annuity products sold through independent Producers.  In addition, Legacy Marketing administers the products sold by Producers on behalf of the issuing insurance carriers.  Fixed annuity product sales in the United States were approximately $73 billion in 2007.  Some of Legacy Marketing’s top competitors selling fixed annuity products through independent sales channels are Allianz Life of North America, American Equity Investment Life, Lincoln Financial Group, and Aviva USA.  These competitors may have greater financial resources than Legacy Marketing.  However, we believe that Legacy Marketing’s business model allows greater flexibility, as it can adjust the mix of business sold if one or more of its carriers were to experience capital constraints or other events that affect their business models. Legacy Marketing’s competitors may respond more quickly to new or emerging products and changes in customer requirements.  We are not aware of any significant new means of competition, products or services that our competitors provide or will soon provide. However, in the highly competitive fixed annuity marketplace, new distribution models, product innovations and technological advances may occur at any time and could present Legacy Marketing with competitive challenges.  There can be no assurance that Legacy Marketing will be able to compete successfully.  In addition, Legacy Marketing’s business model relies on its Wholesaler distribution network to effectively market its products competitively.  Maintaining relationships with these Wholesaler distribution networks requires introducing new products and services to the market in an efficient and timely manner, offering competitive commission schedules, and providing superior marketing, product training, and support.  Due to competition among insurance companies and insurance marketing organizations for successful Wholesalers, there can be no assurance that Legacy Marketing will be able to retain some or all of its Wholesaler distribution networks.

Recent Industry Developments

During the past few years, several proposals relating to our business have been made by federal and state agencies and legislative bodies and securities and insurance self-regulatory organizations.  As discussed below, a few of these proposals have become effective, and others may be made or adopted.

In recent years, the Securities and Exchange Commission (“SEC”) has been examining whether all equity-indexed annuities need to be registered under the Securities Act of 1933.  Additionally, FINRA has issued guidance to its members indicating that broker-dealers regulated by the FINRA have certain responsibilities with respect to the offer and sale of equity-indexed annuities, including an obligation to determine the suitability of such products for their customers, regardless of whether equity-indexed annuities are deemed to be securities.  Finally, some state insurance regulators are considering whether additional suitability and disclosure regulations should be implemented with respect to all sales of fixed annuities, particularly with respect to senior citizens.

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

Employees

As of March 14, 2008, we employed 90 persons.  None of our employees is represented by a collective bargaining agreement.  We consider our relations with our employees to be good, and we will continue to strive to provide a positive work environment for our employees.

Item 1A. Risk Factors

RISKS RELATED TO OUR COMPANY

We have experienced losses in recent years and if losses continue, our business could suffer.

We had a net loss of $9.1 million for the year ended December 31, 2007.  The loss was primarily due to a loss at Legacy Marketing resulting from decreased revenue.  We do not know when or if we will become profitable in the foreseeable future.  If our revenue continues to decline and we continue to incur net losses in future periods, our business and operating results could suffer.

We depend on a limited number of sources for our products, and any interruption, deterioration, or termination of the relationship with any of our insurance carriers could be disruptive to our business and harm our results of operations and financial condition.

Legacy Marketing has marketing agreements with American National, Investors Insurance, Transamerica, Americom, Washington National and John Hancock.  During 2007, 25%, 20% and 16% of our total consolidated revenue resulted from fixed annuity products Legacy Marketing sold and administered on behalf of Washington National, American National and Transamerica.  During 2006, 23%, 19%, 14% and 12% of our total consolidated revenue resulted from fixed annuity products Legacy Marketing sold and administered on behalf of Washington National, American National, Transamerica and Americom.

The marketing agreement with American National expires on November 15, 2008 and may be renewed by mutual agreement for successive one-year terms.  The agreement may be terminated by either party upon twelve months prior written notice without cause, and may be terminated by either party immediately for cause.  The marketing agreement with Investors Insurance expires on March 31, 2008 and will be renewed automatically for successive one-year terms unless terminated earlier by either party upon twelve months prior written notice without cause.  Either party may terminate the agreement immediately for cause.  The marketing agreements with Transamerica and John Hancock do not have fixed terms but may be terminated by either party upon twelve months prior written notice without cause, and may be terminated by either party immediately for cause.  The marketing agreement with Americom expires on June 10, 2008, and will automatically renew for successive one-year periods, unless terminated.  Legacy Marketing may terminate the agreement prior to the renewal period with twelve months written notice and Americom may terminate the agreement at any time with at least six months written notice.  Either party may terminate the agreement immediately for cause.  The marketing agreement with Washington National expires on October 10, 2009 and may be renewed by mutual agreement for successive one-year terms, unless terminated.  The agreement may be terminated by either party upon twelve months prior written notice without cause, and may be terminated by either party immediately for cause.

Effective October 17, 2007, Legacy Marketing entered into an agreement and strategic alliance with a subsidiary of Perot Systems, whereby Legacy Marketing agreed to transfer its third party administration services function and the employees who provide these services to Perot Systems in exchange for Perot Systems’ assumption of such administrative service functions.  Perot Systems will also become the exclusive provider of administrative services for Legacy Marketing’s future portfolio of annuity products.  In the twelve months ended December 31, 2007 and 2006, Legacy Marketing received approximately $5.3 million and $7.4 million in gross revenue under the administrative agreements with carriers.  The termination of administrative agreements does not affect the commissions earned by Legacy Marketing on additional premium received or assets under management with respect to the underlying insurance contracts.

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

Our success depends largely on the skills, experience and performance of certain key members of our management.  In the recent past, we have been successful in attracting and retaining key personnel.  We have no agreements with these individuals requiring them to maintain their employment with us.  If we lose one or more of these key employees, particularly Lynda L. Pitts, Chairman of the Board and Chief Executive Officer, or R. Preston Pitts, President and Chief Financial Officer, our business, operating results, and financial condition could be diminished because we rely on their contacts, insurance carrier and Producer relationships, and strategic direction to drive our revenues.  However, we are not aware of any key personnel who are planning to retire or leave our company in the near future.  Although we maintain and are the beneficiary of key person life insurance policies on the lives of Lynda L. Pitts and R. Preston Pitts, we do not believe the proceeds would be adequate to compensate us for their loss.

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

•

Competition from other financial services companies in the sale of insurance products.

A large percentage of our revenue is derived from sales of fixed annuity products.  The historical crediting rates of fixed annuity products are directly affected by financial market conditions.  Changes in market conditions can affect demand for these fixed annuities.  Our future success depends on our ability to introduce and market new products and services that are financially attractive and address our customers' changing demands.  We may experience difficulties that delay or prevent the successful design, development, introduction and marketing of our products and services. These delays may cause customers to forego purchases of our products and services and instead purchase those of our competitors.  The failure to be successful in our sales efforts could significantly decrease our revenue and operating results and result in weakened financial condition and prospects.

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

Pursuant to the terms of our Amended and Restated Shareholder's Agreement with Lynda L. Pitts, our Chief Executive Officer, upon the death of Mrs. Pitts, the heirs of Mrs. Pitts will have the option (but not the obligation) to sell to us all or a portion of the shares of Regan Holding owned by Mrs. Pitts at the time of her death.  In addition, we would also have the option (but not the obligation) to purchase from Mrs. Pitts’ estate all shares of common stock that were owned by Mrs. Pitts at the time of her death, or were transferred by her to one or more trusts prior to her death.  The purchase price to be paid by us, if any, shall be equal to 125% of the fair market value of the shares.  As of December 31, 2007, we believe 125% of the fair market value of the shares owned by Mrs. Pitts was equal to $562,000.  We have purchased life insurance coverage for the purpose of funding this potential obligation.  There can be no assurances, however, that the proceeds from this insurance coverage will be available or sufficient to cover the purchase price of the shares owned by Mrs. Pitts at the time of her death.  If the insurance proceeds were not available or sufficient to cover the purchase price of Mrs. Pitts’ shares at the time of her death, our operating results and financial condition could be adversely affected.

RISKS RELATED TO OUR INDUSTRY

We may not be able to compete successfully with competitors that may have greater resources than we do.

The fixed annuity business is rapidly evolving and intensely competitive.  Legacy Marketing's primary market is fixed annuities sold through independent Producers.  Fixed annuity product sales in the United States were approximately $73 billion in 2007.  Legacy Marketing had a 0.6% market share of the 2007 fixed annuity product sales in the United States based on Legacy Marketing's $410 million of inforce premiums placed in 2007 as a percentage of the $73 billion of fixed annuities sold in the United States during 2007.  Some of Legacy Marketing's top competitors selling fixed annuities through independent sales channels are Allianz Life of North America, American Equity Investment Life, Lincoln Financial Group, and Aviva USA.  These competitors may have greater financial and other resources than we do, which allow them to respond more quickly than us under certain circumstances.

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

In recent years, the Securities and Exchange Commission (“SEC”) has been examining whether all equity-indexed annuities need to be registered under the Securities Act of 1933.  Additionally, FINRA has issued guidance to its members indicating that broker-dealers regulated by the FINRA have certain responsibilities with respect to the offer and sale of equity-indexed annuities, including an obligation to determine the suitability of such products for their customers, regardless of whether equity-indexed annuities are deemed to be securities.  Finally, some state insurance regulators are considering whether additional suitability and disclosure regulations should be implemented with respect to all sales of fixed annuities, particularly with respect to senior citizens.

Our core business consists of selling fixed annuity products, on behalf of insurance carriers, through a network of independent insurance Producers.  If the initiatives undertaken by the Securities and Exchange Commission, the FINRA or state insurance regulators with respect to equity-indexed and other annuities were to result in new regulation or legislation, the demand for fixed annuities products, our operations and those of our Producers could be adversely affected.  If such initiatives were to result in new regulation or laws, they could have a material adverse effect on the insurance industry in general or on our financial condition and results of operations.

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

As a professional services firm primarily engaged in the marketing of fixed annuity products, we encounter litigation in the normal course of business.  Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with legal counsel, that the ultimate disposition of these claims will not have a material adverse effect on our financial condition, cash flows or results of operations.  In addition, companies in the life insurance industry have been subject to substantial claims involving sales practices, agent misconduct, failure to properly supervise agents, and other matters in connection with the sale of life insurance, annuities, and other investment products.  Increasingly, these lawsuits have resulted in the award of substantial judgments, including material amounts of punitive damages that are disproportionate to the actual damages. In some states juries have substantial discretion in awarding punitive damages that creates the potential for material adverse judgments in litigation.  If any similar lawsuit or other litigation is brought against us, such proceedings may materially harm our business, financial condition, or results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own an office building in Rome, Georgia, which is used to accommodate some of Legacy Marketing’s operating activities.  We financed the property with a mortgage loan, which totaled $2.6 million at December 31, 2007.  On October 17, 2007, we entered into a lease with Perot Systems whereby Perot Systems will lease our offices in Rome, Georgia, for a ten-year term at an initial rental price of $8.00 per square foot (a lease amount of approximately $300,000 per year).  We currently lease an office building in Petaluma, California, which serves as the principal executive offices of Legacy Marketing.

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

No items were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 5, 2008, Regan Holding Corp.’s Series A Common Stock was held by approximately 1,200 shareholders of record and our Series B Common Stock was held by approximately 2,200 shareholders of record.  There is no established public trading market for our stock.

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

Regan Holding Corp.’s Common Stock became subject to the Securities Exchange Act of 1934 in November 1991 as a result of the issuance of shares of Series B Stock in connection with the acquisition of LifeSurance Corporation.  There has never been an active public trading market for the Common Stock.  Prior to December 31, 1992, Regan Holding Corp issued 5,935,094 shares of Series A Redeemable Common Stock at prices ranging from $1.00 to $2.25 per share.  This stock was issued in accordance with the terms of the 701 Asset Accumulator Program (the "701 Plan") between Regan Holding Corp., its independent insurance producers and employees, and the Confidential Private Placement Memorandum and Subscription Agreement (the "Subscription Agreement") between the Regan Holding Corp. and certain accredited investors.  Under the terms of the 701 Plan and the Subscription Agreement, the Series A Redeemable Common Stock may be redeemed at the option of the holder after being held for two consecutive years, at a redemption price based upon current market value, subject to the Regan Holding Corp.’s ability to make such purchases under applicable corporate law.  In connection with the merger in 1991 between Regan Holding Corp. and LifeSurance Corporation, 615,242 shares of Series B Redeemable Common Stock were authorized and issued in exchange for all of the outstanding stock of LifeSurance Corporation.  Under the merger agreement, the Series B Redeemable Common Stock may be redeemed by the holder in quantities of up to 10% per year, at a redemption price based upon current market value, provided that the redemption is in accordance with applicable corporate law.

In 1996, Regan Holding Corp. began repurchasing shares of its Series A and Series B Redeemable Common Stock (collectively referred to as “Redeemable Common Stock”) and began voluntarily repurchasing shares of its Common Stock that are not redeemable at the option of the holder ("Non-Redeemable Common Stock").  The repurchase prices of the Redeemable Common Stock and Non-Redeemable Common Stock are based on an independent appraisal of the fair market value of the shares.  The fair market value of the Non-Redeemable Common Stock is typically lower than that of the Redeemable Common Stock.  This difference in fair market values reflects the fact that Regan Holding Corp. is not obligated to repurchase the Non-Redeemable Common Stock.  The prices paid for the Redeemable and Non-Redeemable Common Stock were as follows:

	Price Per Share
Appraisal Date	Redeemable Common Stock Series A	Redeemable Common Stock Series B	Non-Redeemable Common Stock
June 30, 2002	$2.19	$2.19	$1.68
December 31, 2002	$2.20	$1.82	$1.69
June 30, 2003	$2.22	$1.83	$1.70
December 31, 2003	$2.21	$1.82	$1.69
June 30, 2004	$2.20	$1.81	$1.68
December 31, 2004	$2.03	$1.67	$1.55
June 30, 2005	$1.09	$0.90	$0.84
December 31, 2005	$0.69	$0.57	$0.52
June 30, 2006	$0.85	$0.70	$0.65
December 31, 2006	$0.06	$0.05	$0.05

There were no stock repurchases in 2007. The Company is currently unable to redeem its redeemable common stock due to restrictions in California corporation law.

Item 6. Selected Financial Data

	Year Ended December 31,
	2007	2006	2005	2004	2003
Selected Income Statement Data:
Total revenue	$20,270,000	$26,200,000	$24,857,000	$34,009,000	$68,028,000
Income (loss) from continuing operations	$(8,947,000)	$(4,303,000)	$(11,248,000)	$(5,908,000)	$7,240,000

Earnings (loss) from continuing
operations per share - basic:	$(0.37)	$(0.18)	$(0.46)	$(0.25)	$0.30

Earnings (loss) from continuing
operations per share - diluted:	$(0.37)	$(0.18)	$(0.46)	$(0.25)	$0.26

Selected Balance Sheet Data:
Total assets	$20,402,000	$27,575,000	$30,400,000	$47,618,000	$57,115,000
Total non current liabilities	$17,937,000	$18,745,000	$13,540,000	$19,548,000	$13,461,000
Redeemable common stock	5,897,000	$5,897,000	$6,219,000	$7,486,000	$8,964,000
Cash dividends declared	-	-	-	-	-
Selected Operating Data:
Total fixed premium placed inforce (1)	$410 million	$508 million	$480 million	$800 million	$2.15 billion

_______________

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

General Overview of Our Business

Regan Holding Corp. is a holding company whose primary operating subsidiary is Legacy Marketing Group.

Legacy Marketing designs and markets fixed annuity products on behalf of certain unaffiliated insurance carriers in each of the United States, except Alabama and New York.  As of December 31, 2007, Legacy Marketing had marketing agreements with American National, Investors Insurance, Transamerica, Americom, Washington National and John Hancock.  The marketing agreements grant Legacy Marketing the exclusive right to market certain fixed annuity products issued by these insurance carriers.  Legacy Marketing is responsible for appointing Producers, who have contracted with Legacy Marketing to sell these products, with the applicable insurance carrier.  For these services, the insurance carriers pay Legacy Marketing commissions and marketing allowances.

Legacy Marketing also had administrative agreements with each of the insurance carriers listed above.  Effective October 17, 2007, Legacy Marketing entered into an agreement with a subsidiary of Perot Systems, whereby Legacy Marketing agreed to transfer its third party administration services function and the employees who provide these services to Perot Systems in exchange for Perot Systems’ assumption of such administrative service functions.  As a result of this transaction, Legacy Marketing recognized a non-cash internal use software impairment charge of approximately $1.2 million in the fourth quarter of 2007.

On May 31, 2007, Regan Holding Corp. and two of its subsidiaries, Legacy Financial Services Inc. (“Legacy Financial”) and Legacy Advisory Services Inc., entered into an agreement with Multi-Financial Securities Corporation whereby Legacy Financial Services transferred its registered representatives and customer accounts to Multi-Financial Securities Corporation.  Under the agreement, on September 28, 2007, Multi-Financial Securities Corporation paid Legacy Financial Services $1 million (11.5%) of the aggregate gross dealer concessions earned at Legacy Financial Services between May 1, 2006, and April 30, 2007, by those transferred representatives who were, as of the measurement date (as defined in the agreement), registered with Multi-Financial Securities Corporation and in good standing with the FINRA.  In addition, on each of the first four anniversary dates of the measurement date, subject to certain conditions, Multi-Financial Securities Corporation is obligated to pay Legacy Financial Services an amount representing up to four and a half percent (4.5%) of each transferred representative’s aggregate gross dealer concessions earned with Multi-Financial Securities Corporation during the one year period prior to such anniversary date.

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

On July 20, 2006, Legacy Marketing entered into a credit agreement (the “Credit Agreement”) with Washington National Insurance Company (the “Lender”).  Pursuant to the terms of the Agreement, the Lender made a non-revolving multiple advance term loan (the “Term Loan”) to Legacy Marketing totaling $6.0 million.  On April 12, 2007, Legacy Marketing amended certain terms of the Agreement through the execution of Amendment No. 1 to the Credit Agreement (the Credit Agreement as so amended, the “Amended Agreement”) and (1) extended the final maturity of the loan under the Credit Agreement from April 1, 2012, to December 31, 2012; (2) changed certain of the requirements for mandatory prepayments under the Credit Agreement; (3) changed certain terms of the financial covenants specified in the Credit Agreement; and (4) revised certain definitions contained in the Credit Agreement.  As of December 31, 2007, the balance due under the Credit Agreement was $6.0 million.

Pursuant to the terms of the Amended Agreement, beginning April 1, 2008, Legacy Marketing will be required to make quarterly principal payments on the Term Loan equal to a percentage of the outstanding principal balance of the Term Loan as of June 30, 2007, as follows:  3.75% of the balance for the first four payments, 5.0% of the balance for the next twelve payments and 6.25% of the balance for the final four payments.  The quarterly principal payments will be reduced, in order of maturity, by any optional prepayments by Legacy Marketing or prepayments resulting from prepayment events specified in the Amended Agreement.  Additionally, beginning September 30, 2008, Legacy Marketing will be required to semi-annually prepay the Term Loan on March 31 and September 30 in an amount equal to fifty percent of the Company’s excess cash flow (as defined in the Amended Agreement) for the immediately preceding six month periods ended December 31 and June 30, subject to certain conditions specified in the Amended Agreement.  Interest on the unpaid principal balance of the Term Loan is currently payable on a monthly basis and accrues at the LIBOR-based rate (as defined in the Credit Agreement) plus 3.5%, which was 8.10% as of December 31, 2007.  The principal balance and accrued interest on the Term Loan is payable in full by December 31, 2012.

The Term Loan is primarily secured by Regan Holding’s bank and securities accounts, equipment and investment property, and Legacy Marketing’s obligations are currently guaranteed by Regan Holding., Legacy Advisory Services, Inc., Imagent Online LLC and certain shareholders of Regan Holding.  In addition, Legacy Marketing is required to comply with other financial and non-financial covenants specified in the Credit Agreement.  In the event of default under the Credit Agreement, the entire balance of the Term Loan would become immediately payable.

On November 18, 2005, Regan Holding sold its office buildings in Petaluma, California for $12.8 million.  Regan Holding and the third party buyer (the “Buyer”) further agreed to enter into a ten year lease agreement, concurrently with the sale of the buildings, whereby it leased back 71,612 square feet through March 14, 2007, and will continue to lease back 47,612 square feet for the remainder of the lease term.  The monthly base rent is $1.29 per square foot and will increase annually by three percent during the term of the lease, in addition to monthly taxes and operating expenses.

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

In 2005, after conducting an independent research, we concluded that the advances in technology and functionality that these new designs have delivered, along with the associated financial benefits, are greater than we would realize by completing our plans to implement the new administration system.  In addition, the vendor of the new administration system announced that it will no longer be providing the appropriate updates for the system to the licensed users for all future regulatory changes, and that it will be the responsibility of each company that uses the system to modify the system for such changes.  As a result, management determined that the internal use software project associated with the new administration system had been impaired, and in the second quarter of 2005, we recorded a write-off of $2.9 million associated with abandoned components of the internal use software project.

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

In recent years, the Securities and Exchange Commission (“SEC”) has been examining whether all equity-indexed annuities need to be registered under the Securities Act of 1933.  Additionally, FINRA has issued guidance to its members indicating that broker-dealers regulated by the FINRA have certain responsibilities with respect to the offer and sale of equity-indexed annuities, including an obligation to determine the suitability of such products for their customers, regardless of whether equity-indexed annuities are deemed to be securities.  Finally, some state insurance regulators are considering whether additional suitability and disclosure regulations should be implemented with respect to all sales of fixed annuities, particularly with respect to senior citizens.

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

Legacy Marketing has marketing agreements with certain insurance carriers.  Under the terms of the marketing agreements, Legacy Marketing is responsible for appointing Producers, who have contracted with Legacy Marketing to sell fixed annuity products, with various states’ departments of insurance and the applicable insurance carriers.  For these services, the insurance carriers pay Legacy Marketing commissions and marketing allowances.

There are no significant management judgments associated with reporting our revenues. When a policyholder remits a premium payment with an accurate and completed application for an insurance policy, the policy is considered inforce and Legacy Marketing recognizes marketing allowances and commission income.  Legacy Marketing’s carriers grant policyholders a contractual right to terminate the insurance contract ten to thirty days after a policy is placed inforce.  This return period varies depending on the carrier, the type of policy and the jurisdiction in which the policy is sold.  Legacy Marketing gathers historical product return data that does not vary significantly from quarter to quarter, and has historically been predictive of future events.  Returns are estimated using this data and have been reflected in the Consolidated Financial Statements.

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

Results of Operations

Year ended December 31, 2007 compared with year ended December 31, 2006

Our revenue decreased $5.9 million (23%) in 2007 compared to 2006 primarily due to decreased marketing allowances and commissions of $4.9 million and administrative fees of $2.1 million, partially offset by an increase in other revenue of $1.5 million.  Marketing allowances and commissions decreased $4.9 million (36%) primarily due to an overall decrease in the sales of fixed annuity products and lower marketing allowance rates on some of the products.

Administrative fees decreased $2.1 million (28%) in 2007 compared to 2006 primarily due to the termination of administrative agreements with Washington National, American National, Investors Insurance, Americom and Transamerica effective October 17, 2007, as the result of an agreement with a subsidiary of Perot Systems, whereby we agreed to transfer our third party administration services function and the employees who provide these services to Perot Systems in exchange for Perot Systems assumption of such administrative service functions.  As a result of this transaction, Legacy Marketing recognized a non-cash internal use software impairment charge of approximately $1.2 million in the fourth quarter of 2007.  In addition, the administrative agreement with IL Annuity expired on April 30, 2006.  The termination and expiration of the administrative agreements does not affect the commissions earned by Legacy Marketing on additional premium received or assets under management with respect to the underlying insurance contracts.

Other revenue increased $1.5 million (86%) primarily due to payments from Perot for the transitioned and retained employee salaries and benefits, certain software and hardware costs, and other occupancy and equipment costs.

During the year ended December 31, 2007, Legacy Marketing sold and administered products primarily on behalf of three unaffiliated insurance carriers:  Washington National, American National, and Transamerica.  As indicated below, the agreements with these carriers generated a significant portion of our total consolidated revenue:

	2007	2006
Washington National	25%	23%
American National	20%	19%
Transamerica	16%	14%

Our consolidated revenues were derived primarily from sales and administration of the following fixed annuity products:

	2007	2006
RewardMark (SM) series (sold on behalf of Washington National)	25%	23%
BenchMark (SM) series (sold on behalf of American National)	19%	18%
SelectMark (SM) series (sold on behalf of Transamerica)	16%	14%

Legacy Marketing’s operating expenses decreased $4.6 million (14%) in 2007 compared to 2006 primarily due to decreased selling, general and administrative expenses, partially offset by a $1.2 million impairment charge for internal use software.  Selling, general and administrative expenses decreased $5.5 million (19%) primarily due to reduced compensation and benefits and lower sales promotion and support costs.  Compensation and benefits decreased primarily due to decreased employee headcount, and sales promotion and support decreased in 2007 primarily as the result of reduced sales incentive costs as a function of overall sales.  Legacy Marketing has established a valuation allowance related primarily to its federal and state deferred tax assets, which increased $3.4 million in 2007.

Year ended December 31, 2006 compared with year ended December 31, 2005

Legacy Marketing’s revenue increased $1.3 million (5%) in 2006 compared to 2005 primarily due to increased marketing allowances and commissions of $2.2 million and other revenue of $885,000, partially offset by a decline in administrative fees of $1.2 million.  Marketing allowances and commissions increased $2.2 million (20%) primarily due to the sales of fixed annuity products issued by Washington National.  We began marketing Washington National products in March 2006.  The increase in sales due to the introduction of a new product with Washington National was partially offset by a decline in sales of fixed annuity products issued by Investors Insurance.  This decrease occurred primarily because we discontinued selling fixed annuity products issued by Investors Insurance in certain states during the third quarter of 2005 due to changes in regulatory requirements of those jurisdictions related to minimum guaranteed rates.

Other revenue increased $885,000 (110%) primarily due to an increase in new product implementation and marketing program fees, and revenue resulting from amortization of deferred gain on the sale of our Petaluma, CA building.

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

Legacy Marketing’s operating expenses decreased $3.7 million (10%) in 2006 compared to 2005 primarily due to a $2.9 million impairment charge for internal use software recorded in 2005.  Excluding the $2.9 million impairment charge for internal use software, Legacy Marketing’s expenses decreased $800,000 (2%) in 2006 compared to 2005 primarily due to decreased selling, general and administrative expenses and other expenses.  Selling, general and administrative expenses decreased $506,000 (2%) primarily due to decreased compensation and benefits, partially offset by higher sales promotion and support costs.  Compensation and benefits decreased primarily due to decreased employee headcount, and sales promotion and support increased in 2006 primarily as the result of increased sales incentive costs.  We had a benefit from income taxes of approximately $2.7 million in 2006 resulting from a settlement of prior years’ tax matters.  In addition, Legacy Marketing has established a valuation allowance related primarily to its federal and state deferred tax assets, which increased $3.0 million in 2006.

Discontinued Segments

On May 31, 2007, Regan Holding and two of its subsidiaries, Legacy Financial and Legacy Advisory Services Inc., entered into an agreement with Multi-Financial Securities Corporation whereby Legacy Financial Services transferred its registered representatives and customer accounts to Multi-Financial Securities Corporation.  Under the agreement, on September 28, 2007, Multi-Financial Securities Corporation paid Legacy Financial Services $1 million (11.5%) of the aggregate gross dealer concessions earned at Legacy Financial Services between May 1, 2006, and April 30, 2007, by those transferred representatives who were, as of the measurement date (as defined in the agreement), registered with Multi-Financial Securities Corporation and in good standing with the FINRA .  In addition, on each of the first four anniversary dates of the measurement date, subject to certain conditions, Multi-Financial Securities Corporation is obligated to pay Legacy Financial Services an amount representing up to four and a half percent (4.5%) of each transferred representative’s aggregate gross dealer concessions earned with Multi-Financial Securities Corporation during the one year period prior to such anniversary date.

We recognized a $1 million gain on the transfer of Legacy Financial’s registered representatives and customer accounts to Multi-Financial Securities Corporation in 2007, and as a result Legacy Financial had net income of $133,000 for the twelve months ended December 31, 2007.  Legacy Financial incurred losses of $660,000 for the twelve months ended December 31, 2006.  Legacy Financial’s results are being reported as discontinued operations.  On our consolidated balance sheet, Legacy Financial’s assets of $380,000 as of December 31, 2007, and $592,000 as of December 31, 2006, are included in prepaid expenses and other current assets, and Legacy Financial’s liabilities of $210,000 as of December 31, 2007, and $748,000 as of December 31, 2006, are included in accounts payable and accrued liabilities.

On January 25, 2007, prospectdigital LLC ("prospectdigital"), an indirect wholly owned subsidiary of Regan Holding Corp., sold certain of its assets, which primarily included fixed assets and other miscellaneous operating assets, to PD Holdings LLC ("PD Holdings").  In addition, PD Holdings agreed to assume certain liabilities of prospectdigital.  The action was taken in a continuing effort to reduce our operating expenses, as prospectdigital continued to sustain losses through the date of sale.

Lynda Pitts, Chief Executive Officer, and R. Preston Pitts, President, Chief Operating Officer and Chief Financial Officer of Regan Holding Corp., are the primary owners of PD Holdings.  In connection with the sale, we also entered into a service agreement with PD Holdings, pursuant to which subsidiaries of Regan Holding Corp. provide certain administrative services to PD Holdings, for a fee equal to the cost of the services provided.

Prospectdigital received $116,000 in consideration of the sale, which was greater than the estimated fair value of the assets of prospectdigital being sold, as determined by a third-party independent valuation.  The amount of consideration was approved by the Board of Directors of Regan Holding Corp.

Prospectdigital is being reported as a discontinued operation for the twelve months ended December 31, 2007 and 2006.  We incurred a $189,000 loss on the sale of prospectdigital’s assets.

In January 2006, we decided to discontinue the operations of Values Financial Network (“VFN”).  We incurred insignificant costs in connection with exiting the operations of VFN.

Liquidity and Capital Resources

Our cash provided by or used in operating activities generally follows the trend in our revenue and operating results.  Our cash used in operating activities was $6.2 million, $4.5 million and $5.6 million in 2007, 2006 and 2005.  Our cash used in operating activities in 2007 was primarily the result of our net loss and a decrease in the accounts payable and accrued liabilities, partially offset by proceeds from the sale of trading securities and non-cash charges such as depreciation and amortization and losses on write-off of fixed assets.

Our cash used in operating activities during 2006 was primarily the result of our net loss, gains on trading securities and a non-cash decrease in income taxes payable resulting from a settlement of prior years’ tax matters.  These decreases in cash were partially offset by such non-cash items as depreciation and also due to sales of trading securities and a decrease in prepaid expenses.

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

Net cash used in investing activities of $396,000 in 2007 consisted primarily of purchases of fixed assets and an increase in temporarily restricted cash, partially offset by proceeds from the transfer of Legacy Financial Services representatives and by proceeds from the sale of prospectdigital’s assets.

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

Net cash provided by financing activities of $3.8 million in 2007 primarily consisted of proceeds from loans received from our investment broker.

Net cash provided by financing activities in 2006 of $5.8 million primarily consisted of loan proceeds of $6.0 million resulting from our credit agreement with Washington National.

Net cash used in financing activities in 2005 of $7.4 million was primarily due to the payoff of the mortgage loan in conjunction with the sale of our office buildings in Petaluma, California.

In April 2004, we completed construction of our office building in Rome, Georgia, financing it with a $2.9 million variable interest rate note indexed to 30-day LIBOR plus 1.9%.  The note is payable over ten years in monthly installments of principal, amortized on the basis of a 20-year term, and interest.  At the end of the ten years, we must pay the balance of the principal due on the note.  The outstanding balance of the note as of December 31, 2007, was $2.6 million.  To manage interest expense, we entered into an interest rate swap agreement with a notional amount equal to the principal balance of the note, which modifies its interest expense from a variable rate to a fixed rate.  The April 2004 swap agreement involves the exchange of interest obligations from April 2004 through April 2014 whereby we pay a fixed rate of 6.8% in exchange for a variable rate indexed to 30-day LIBOR plus 1.9%.

We lease office and warehouse premises and certain office equipment under non-cancelable operating leases.  As of December 31, 2007, our total contractual cash obligations, including the building financing and the loan with Washington National discussed above, were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt	$8,590,000	$765,000	$2,524,000	$2,852,000	$2,449,000
Operating Leases	7,338,000	1,173,000	1,856,000	1,701,000	2,608,000
Total Contractual Cash Obligations	$15,928,000	$1,938,000	$4,380,000	$4,553,000	$5,057,000

Pursuant to the terms of our Amended and Restated Shareholder's Agreement with Lynda L. Pitts, Chief Executive Officer of the Company and Chairman of our Board of Directors, upon the death of Mrs. Pitts, we would have the option (but not the obligation) to purchase from Mrs. Pitts’ estate all shares of common stock that were owned by Mrs. Pitts at the time of her death, or were transferred by her to one or more trusts prior to her death.  In addition, upon the death of Mrs. Pitts, her heirs would have the option (but not the obligation) to sell their inherited shares to us.  The purchase price to be paid by us shall be equal to 125% of the fair market value of the shares.  As of December 31, 2007, we believe that 125% of the fair market value of the shares owned by Mrs. Pitts was equal to $562,000.  We have purchased life insurance coverage for the purpose of funding this potential obligation upon Mrs. Pitts’ death.

We used $6.2 million, $4.5 million and $5.6 million of cash in operations in 2007, 2006 and 2005.  We also incurred consolidated net losses of $9.1 million, $6.3 million and $13.7 million in 2007, 2006 and 2005.  If our consolidated net losses continue, a cash shortfall could occur.  To address this issue, during 2006 and 2007, we lowered our cost structure by reducing our employee headcount.  In January 2007, we exited the prospectdigital business and disposed of its assets.  This action eliminated approximately $1.2 million of annual cash use.  We have also restructured a portion of our debt, which enabled us to defer our obligation to begin making scheduled principal payments until March 2008 and improved our liquidity by allowing us to leverage certain assets the use of which was previously restricted by the debt agreement.  We have completed the sale of Legacy Financial’s registered representatives and customer accounts, and we received $1 million of cash proceeds from that sale on September 28, 2007.  We are using the cash proceeds from this sale to settle outstanding Legacy Financial matters, and the remaining funds will be available for general corporate purposes once the transition process is complete.

On October 17, 2007, we entered into an agreement and strategic alliance with a subsidiary of Perot Systems Corporation, whereby we agreed to transfer our third party administration services function and the employees who provide these services to Perot Systems in exchange for Perot Systems’ assumption of such administrative service functions.  As part of this transaction, we entered into a lease with Perot Systems whereby Perot Systems will lease our offices in Rome, Georgia, for a ten-year term at an initial rental price of $8.00 per square foot (a lease amount of approximately $300,000 per year).  These initiatives have allowed us to lower our costs and increase efficiencies and to focus on higher value added activities.

On March 14, 2008, we entered into an agreement (the “Sale Agreement”) with Freehold Capital Advisors Ltd (“Freehold”), whereby we agreed to sell our facility in Rome GA to Freehold for $3.6 million.  The closing is subject to a 60-day inspection period, during which time Freehold may make on-site investigations to determine whether the property is suitable for its purposes. Freehold has the right, at any time during the inspection period, to terminate the Sale Agreement. The closing date of this transaction will be on or before 30 days after the expiration of the inspection period. If the closing does not occur by July 11, 2008 either party may terminate the Sale Agreement upon written notice. A portion of the proceeds from the sale of the building will be used to repay the mortgage of $2.6 million on the property. In addition, the interest swap agreement related to the mortgage will be terminated.

On March 26, 2008, we entered into an agreement to sell certain of our asset based trail commissions (“trail commissions”) to Legacy TM, a limited partnership (the “Partnership”), for $6.5 million in cash and an interest in the limited partnership. The transaction closed on March 26, 2008. As a portion of the consideration for the trail commissions, the Partnership issued to us a Class A limited partnership interest in the Partnership that includes the beneficial interest in 33 1/3% of the trail commission revenue received on those policies in effect on or prior to the closing date for the one year period subsequent to the closing date and all revenue associated with policies that become effective after the closing date. Our limited partnership interest is unencumbered. Lynda Pitts, Chief Executive Officer, and Preston Pitts, President, Chief Operating Officer and Chief Financial Officer of the Company, each of whom is also a director of the Company, are the general partners of the Partnership and together own all of the Class B interests in the Partnership.

A special committee of our Board of Directors comprising the independent directors, Ute Scott-Smith, J. Daniel Speight, Jr and Donald Ratajczak, approved the amount of consideration. In connection with the committee’s deliberations we obtained a fairness opinion from an independent third party stating that the total value of the transaction to us was within an acceptable range of estimated fair values of the future trail commission cash flows. A portion of the proceeds was used to pay the $6 million note payable to Washington National Insurance Company and interest accrued thereon. The remainder of the proceeds is available for general corporate purposes.

We are also in negotiations, which, if successful, will result in additional cash inflows.  There can be no assurance that such negotiations will be successful, or will occur within any specific timeframe.  In the event that a cash shortfall does occur, we believe that adequate financing could be obtained to meet our cash flow needs.  However, there can be no assurances that such financing would be available on favorable terms.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the “FSP”). The FSP amends SFAS No. 157 to delay the effective date of Statement 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Adoption of SFAS No. 157 will not have a material effect on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Adoption of SFAS No. 159 will not have a material effect on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Adoption of SFAS No. 160 is not expected to have a material effect on our results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our investments are categorized as trading securities.

We did not have any investments in fixed income instruments as of December 31, 2007.

Equity price risk is the potential loss arising from changes in the value of equity securities. In general, equity securities have more year-to-year price variability than intermediate term high-grade bonds.  However, returns over longer time frames have been consistently higher.  Our equity securities consist primarily of investments in broadly diversified mutual funds.  As a result of favorable market conditions related to our mutual fund investments, the fair value of our equity securities was above original cost at December 31, 2007 and 2006.  The original cost and fair values of our marketable equity trading securities are shown below:

	Original Cost	Fair Value
December 31, 2007	$6,363,000	$7,625,000
December 31, 2006	$6,832,000	$8,274,000

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Regan Holding Corp.:

We have audited the accompanying consolidated balance sheets of Regan Holding Corp. and its subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the consolidated statements of operations, shareholders’ (deficit), and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in Item 15(a)(2) as of and for the years ended December 31, 2007 and 2006.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regan Holding Corp. and its subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule as of and for the years ended December 31, 2007 and 2006, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Burr, Pilger & Mayer, LLP

San Francisco, California

March 28, 2008

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Balance Sheet

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$152,000	$2,917,000
Temporarily restricted cash	656,000
Trading investments	7,625,000	8,274,000
Available-for-sale investments	-	-
Accounts receivable, net of allowance of $160,000 and $167,000 at
December 31, 2007 and 2006	1,009,000	1,084,000
Prepaid expenses and deposits	673,000	1,127,000
Deferred tax assets	-	-
Total current assets	10,115,000	13,402,000
Net fixed assets	8,543,000	12,028,000
Notes receivable, net of allowance of $222,000 at
December 31, 2007 and 2006	491,000	553,000
Other assets	1,253,000	1,592,000
Total non-current assets	10,287,000	14,173,000
Total assets	$20,402,000	$27,575,000

Liabilities, redeemable common stock, and shareholders' deficit
Liabilities
Accounts payable and accrued liabilities	$4,286,000	$5,984,000
Current portion of notes payable and other borrowings	4,691,000	534,000
Total current liabilities	8,977,000	6,518,000
Deferred compensation payable	7,919,000	8,090,000
Deferred gain on sale of building	2,158,000	2,433,000
Other liabilities	267,000	83,000
Notes payable, less current portion	7,824,000	8,139,000
Total non-current liabilities	18,168,000	18,745,000
Total liabilities	27,145,000	25,263,000

Redeemable common stock, Series A and B	5,897,000	5,897,000

Shareholders' deficit
Preferred stock, no par value:
Authorized: 100,000,000 shares; no shares issued or outstanding	-	-
Series A common stock, no par value:
Authorized: 45,000,000 shares; issued or outstanding: 20,959,000
shares at December 31, 2007 and 2006	3,921,000	3,921,000
Paid-in capital	6,650,000	6,650,000
Accumulated deficit	(23,211,000)	(14,156,000)
Total shareholders' deficit	(12,640,000)	(3,585,000)
Total liabilities, redeemable common stock, and shareholders' deficit	$20,402,000	$27,575,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Statement of Operations

	For the Years Ended December 31,
	2007	2006	2005
Revenue
Marketing allowances and commission overrides	$8,726,000	$13,590,000	$11,355,000
Trailing commissions	3,106,000	3,540,000	4,095,000
Administrative fees	5,292,000	7,380,000	8,602,000
Other revenue	3,146,000	1,690,000	805,000
Total revenue	20,270,000	26,200,000	24,857,000

Expenses
Selling, general and administrative	22,929,000	28,246,000	28,752,000
Depreciation and amortization	3,106,000	3,388,000	3,507,000
Internal use software impairment loss	1,256,000	-	2,939,000
Other	1,434,000	1,684,000	1,857,000
Total expenses	28,725,000	33,318,000	37,055,000

Operating loss	(8,455,000)	(7,118,000)	(12,198,000)

Other income
Investment income, net	263,000	287,000	541,000
Interest expense	(750,000)	(170,000)	(66,000)
Total other income (expense), net	(487,000)	117,000	475,000

Loss before income taxes	(8,942,000)	(7,001,000)	(11,723,000)
Provision for (benefit from) income taxes	5,000	(2,698,000)	(475,000)

Loss from continuing operations	(8,947,000)	(4,303,000)	(11,248,000)

Discontinued operations
Loss from operation of discontinued segments Values
Financial Network, Inc., Legacy Financial
Services and prospectdigital	(103,000)	(1,942,000)	(2,257,000)
Provision for income taxes	5,000	5,000	206,000

Loss from discontinued operations	(108,000)	(1,947,000)	(2,463,000)

Net loss before reduction of redeemable
common stock	(9,055,000)	(6,250,000)	(13,711,000)
Reduction of redeemable common stock	-	165,000	871,000
Net loss available for common shareholders	$(9,055,000)	$(6,085,000)	$(12,840,000)

Basic and diluted loss per share:
Loss from continuing operations	$(0.37)	$(0.18)	$(0.46)
Net loss	$(0.38)	$(0.26)	$(0.57)
Loss available for common shareholders	$(0.38)	$(0.25)	$(0.53)
Weighted average shares outstanding used to
compute basic and diluted net loss per share amounts	24,075,000	24,094,000	24,259,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity (Deficit)

For the years ended December 31, 2007, 2006, and 2005

			Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)

	Series A Common Stock
	Shares	Amount				Total

Balance December 31, 2004	20,912,000	$3,847,000	$6,522,000	$4,769,000	$-	$15,138,000
Comprehensive loss, net of tax:
Net loss				(13,711,000)		(13,711,000)
Retirement of common stock upon						-
mandatory repurchases			31,000			31,000
Exercise of stock options	47,000	74,000				74,000
Reduction to redemption value of
redeemable common stock				871,000		871,000
Producer stock option expense			8,000			8,000
Balance December 31, 2005	20,959,000	3,921,000	6,561,000	(8,071,000)	-	2,411,000
Comprehensive loss, net of tax:
Net loss				(6,250,000)		(6,250,000)
Repurchase of redeemable
common stock			79,000			79,000
Reduction to redemption value of
redeemable common stock				165,000		165,000
Stock option compensation			10,000			10,000
Balance December 31, 2006	20,959,000	3,921,000	6,650,000	(14,156,000)	-	(3,585,000)

Net loss				(9,055,000)		(9,055,000)
Balance December 31, 2007	20,959,000	$3,921,000	$6,650,000	$(23,211,000)	$-	$(12,640,000)

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Cash Flows

	For the Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(9,055,000)	$(6,250,000)	$(13,711,000)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation	3,113,000	3,477,000	4,023,000
Losses on write-off of fixed assets	1,341,000	33,000	3,213,000
Gain on transfer of LFS representatives	(1,036,000)
Amortization of deferred gain on sale of building	(275,000)	(291,000)	(33,000)
Reduction of doubtful accounts	(7,000)	(40,000)	(140,000)
Deferred taxes	-	-	(470,000)
Gains on trading securities, net	(140,000)	(1,077,000)	(344,000)
Loss on sale of prospectdigital assets	189,000	-	-
Producer / employee stock option expense	-	10,000	8,000
Changes in operating assets and liabilities:
Sales of trading securities, net	789,000	813,000	234,000
Accounts receivable	480,000	198,000	122,000
Prepaid expenses and deposits	5,000	983,000	(867,000)
Income taxes receivable and payable	19,000	(2,679,000)	3,405,000
Accounts payable and accrued liabilities	(1,671,000)	603,000	241,000
Deferred compensation payable	(171,000)	46,000	296,000
Other operating assets and liabilities	208,000	(333,000)	(1,606,000)
Net cash used in operating activities	(6,211,000)	(4,507,000)	(5,629,000)
Cash flows from investing activities:
Purchases of fixed assets	(954,000)	(2,389,000)	(2,745,000)
Proceeds from the sale of prospectdigital assets	116,000	-	-
Proceeds from transfer of LFS representatives	1,036,000
Increase in temporarily restricted cash	(656,000)
Proceeds (payments) from notes receivable	62,000	107,000	(210,000)
Proceeds from disposal of fixed assets	-	-	12,570,000
Option to purchase Investors Insurance Corporation	-	-	2,975,000
Net cash provided by (used in) investing activities	(396,000)	(2,282,000)	12,590,000
Cash flows from financing activities:
Proceeds from loans payable	3,926,000	-	-
Payments toward notes payable	(84,000)	(78,000)	(7,156,000)
Repurchases of redeemable common stock	-	(78,000)	(365,000)
Proceeds from exercise of common stock options	-	-	74,000
Proceeds from note payable	-	6,000,000	-
Net cash provided by (used in) financing activities:	3,842,000	5,844,000	(7,447,000)
Net decrease in cash and cash equivalents	(2,765,000)	(945,000)	(486,000)
Cash and cash equivalents, beginning of period	2,917,000	3,862,000	4,348,000
Cash and cash equivalents, end of period	$152,000	$2,917,000	$3,862,000

Supplemental cash flow information:
Tax refunds received	$(12,000)	$(18,000)	$(3,209,000)
Interest paid	$526,000	$145,000	$678,000

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REGAN HOLDING CORP. AND SUBSIDIARIES

1. Organization and Summary of Significant Accounting Policies

a. Organization

Regan Holding Corp. (the “Company”) is a holding company, incorporated in California in 1990, whose primary operating subsidiary is Legacy Marketing Group (“Legacy Marketing”).

As of December 31, 2007, Legacy Marketing had marketing agreements with American National Insurance Company (“American National”), Investors Insurance Corporation (“Investors Insurance”), Transamerica Life Insurance and Annuity Company (“Transamerica”), Americom Life & Annuity Insurance Company (“Americom”), Washington National Insurance Company (“Washington National”) and John Hancock Variable Life Insurance Company (“John Hancock”) (collectively, the “carriers”).  The marketing agreements grant Legacy Marketing the exclusive right to market certain fixed annuity and life insurance products issued by the carriers (the “policies”).  In addition, Legacy Marketing is responsible for appointing independent insurance producers, who contract with Legacy Marketing to sell policies, with the applicable carrier.  For providing these services, the carriers pay Legacy Marketing commissions and marketing allowances.

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

f. Temporarily Restricted Cash

As required by the Financial Industry Regulatory Authority (“FINRA”), the cash balances of Legacy Financial Services are set aside to satisfy customer claims, settlements and other financial exposures.

g. Investments

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

h. Fixed Assets

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

Effective October 17, 2007 (“Transaction Date”), Legacy Marketing entered into an agreement with a subsidiary of Perot Systems Corporation (“Perot Systems”), whereby Legacy Marketing agreed to transfer its third party administration services function and the employees who provide these services to Perot Systems in exchange for Perot Systems’ assumption of such administrative service functions.  The estimated time to complete the transition of these administrative services to Perot was 18 months.  Accordingly, the Company reviewed the remaining estimated useful life of internal use software associated with its administrative business and reduced the remaining useful life to 18 months for the affected internal use software assets.

i. Impairment of Long-Lived Assets

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

j. Redeemable Common Stock

Redeemable common stock is carried at the greater of the issuance value or the redemption value.  Periodic adjustments to reflect increases or decreases in redemption value are recorded as accretion, with an offsetting adjustment to retained earnings. The Company is currently unable to redeem its redeemable common stock due to restrictions in California corporation law.

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

m. Stock Options

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”) which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options.  SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and instead generally requires that such transactions be accounted for using a fair-value based method.  Prior to January 1, 2006, the Company used the minimum value method in estimating the value of employee option grants as allowed by SFAS 123, amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  Accordingly, the Company has elected the prospective transition method as permitted under SFAS 123R, and prior periods have not been restated to reflect the impact of SFAS 123R.  The prospective transition method requires that stock-based compensation expense be recorded for all new stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006.  The Company issues new shares of common stock upon the exercise of stock options.

n. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the “FSP”). The FSP amends SFAS No. 157 to delay the effective date of Statement 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Adoption of SFAS No. 157 will not have a material effect on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Adoption of SFAS No. 159 will not have a material effect on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Adoption of SFAS No. 160 is not expected to have a material effect on our results of operations and financial condition.

2. Discontinued Operations

On May 31, 2007, Regan Holding and two of its subsidiaries, Legacy Financial and Legacy Advisory Services Inc., entered into an agreement with Multi-Financial Securities Corporation whereby Legacy Financial transferred its registered representatives and customer accounts to Multi-Financial Securities Corporation.  Under the agreement, on September 28, 2007, Multi-Financial Securities Corporation paid Legacy Financial Services $1 million (11.5%) of the aggregate gross dealer concessions earned at Legacy Financial Services between May 1, 2006, and April 30, 2007, by those transferred representatives who were, as of the measurement date (as defined in the agreement), registered with Multi-Financial Securities Corporation and in good standing with the FINRA .  In addition, on each of the first four anniversary dates of the measurement date, subject to certain conditions, Multi-Financial Securities Corporation is obligated to pay Legacy Financial Services an amount representing up to four and a half percent (4.5%) of each transferred representative’s aggregate gross dealer concessions earned with Multi-Financial Securities Corporation during the one year period prior to such anniversary date.

The Company recognized a $1 million gain on the transfer of Legacy Financial’s registered representatives and customer accounts to Multi-Financial Securities Corporation in 2007, and as a result Legacy Financial had net income of $133,000 for the twelve months ended December 31, 2007.  Legacy Financial incurred losses of $660,000 for the twelve months ended December 31, 2006.  Legacy Financial’s results are being reported as discontinued operations.  On the Company’s consolidated balance sheet, Legacy Financial’s assets of $380,000 as of December 31, 2007, and $592,000 as of December 31, 2006, are included in prepaid expenses and other current assets, and Legacy Financial’s liabilities of $210,000 as of December 31, 2007, and $748,000 as of December 31, 2006, are included in accounts payable and accrued liabilities.

On January 25, 2007, prospectdigital LLC ("prospectdigital"), an indirect wholly owned subsidiary of the Company, sold certain of its assets, which primarily included fixed assets and other miscellaneous operating assets, to PD Holdings LLC ("PD Holdings").  In addition, PD Holdings agreed to assume certain liabilities of prospectdigital.  The action was taken in a continuing effort to reduce our operating expenses, as prospectdigital continued to sustain losses through the date of sale.

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

Prospectdigital is being reported as a discontinued operation for the twelve months ended December 31, 2007 and 2006.  Prospectdigital incurred a $189,000 loss on the sale of it’s assets.

In January 2006, the Company decided to discontinue the operations of Values Financial Network (“VFN”).  The Company incurred insignificant costs in connection with exiting the operations.

3. Fixed Assets

	December 31,
	2007	2006
Computer hardware and purchased software	$5,280,000	$6,410,000
Internal use software development costs	15,353,000	15,775,000
Leasehold improvements	1,161,000	1,161,000
Furniture and equipment	1,780,000	2,567,000
Building	3,108,000	3,108,000
Land and land improvements	338,000	338,000
	27,020,000	29,359,000
Accumulated depreciation and amortization	(18,477,000)	(17,331,000)
Total	$8,543,000	$12,028,000

Effective October 17, 2007, Legacy Marketing entered into an agreement with a subsidiary of Perot Systems Corporation, whereby Legacy Marketing agreed to transfer its third party administration services function and the employees who provide these services to Perot Systems in exchange for Perot Systems’ assumption of such administrative service functions.  As a result of this transaction, Legacy Marketing recognized a non-cash internal use software impairment charge of approximately $1.2 million in the fourth quarter of 2007.

4. Option to Purchase Investors Insurance Corporation

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

5. Accounts Payable and Accrued Liabilities

	December 31,
	2007	2006
Accrued compensation	$958,000	$1,535,000
Reserve for medical benefits	744,000	409,000
Accrued sales incentive programs	625,000	1,664,000
Payable to insurance carrier	492,000	323,000
Commissions payable	215,000	645,000
Deferred revenue	247,000	-
Accounts payable	458,000	490,000
Miscellaneous accrued expenses	547,000	918,000
Total	$4,286,000	$5,984,000

6. Loan Payable

In 2007, the Company obtained loans from its investment broker for general corporate purposes.  The loans bear interest at the lender's base lending rate plus a surcharge based on the amount of the loans (8.5% at December 31, 2007), and are collateralized by the Company's investment portfolio.  As there is no stated maturity date the Company has included the entire balance of  $3.9 million as of December 31, 2007, in the current portion of notes payable and other borrowings.

7. Notes Payable

On July 20, 2006, Legacy Marketing entered into a credit agreement (the “Credit Agreement”) with Washington National Insurance Company (the “Lender”).  Pursuant to the terms of the Agreement, the Lender made a non-revolving multiple advance term loan (the “Term Loan”) to Legacy Marketing totaling $6.0 million.  On April 12, 2007, Legacy Marketing amended certain terms of the Credit Agreement through the execution of Amendment No. 1 to the Credit Agreement (the Credit Agreement, as amended by Amendment No. 1, the “Amended Agreement”) and (1) extended the final maturity of the loan under the Credit Agreement from April 1, 2012, to December 31, 2012; (2) changed certain of the requirements for mandatory prepayments under the Credit Agreement; (3) changed certain terms of the financial covenants specified in the Credit Agreement; and (4) revised certain definitions contained in the Credit Agreement.  As of December 31, 2007, the balance due under the Credit Agreement was $6.0 million.

Pursuant to the terms of the Amended Agreement, beginning April 1, 2008, Legacy Marketing Group will be required to make quarterly principal payments on the Term Loan equal to a percentage of the outstanding principal balance of the Term Loan as of June 30, 2007, as follows:  3.75% of the balance for the first four payments, 5.0% of the balance for the next twelve payments and 6.25% of the balance for the final four payments.  The quarterly principal payments will be reduced, in order of maturity, by any optional prepayments by Legacy Marketing Group or prepayments resulting from prepayment events specified in the Amended Agreement.  Additionally, beginning September 30, 2008, Legacy Marketing Group will be required to semi-annually prepay the Term Loan on March 31 and September 30 in an amount equal to fifty percent of the Company’s excess cash flow (as defined in the Amended Agreement) for the immediately preceding six month periods ended December 31 and June 30, subject to certain conditions specified in the Amended Agreement.  Interest on the unpaid principal balance of the Term Loan is currently payable on a monthly basis and accrues at the LIBOR-based rate (as defined in the Credit Agreement) plus 3.5%, which was 8.10% as of December 31, 2007.  The principal balance and accrued interest on the Term Loan is payable in full by December 31, 2012.

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

The Company has a mortgage on its office building in Rome, Georgia.  The note has a variable interest rate indexed to 30-day LIBOR plus 1.9% and is payable over ten years in monthly installments of principal, amortized on the basis of a 20-year term, and interest.  At the end of the ten years, the Company must pay the balance of the principal due on the note.  The outstanding balance of the note was $2.6 million as of December 31, 2007, $2.7 million as of December 31, 2006, and $2.8 million as of December 31, 2005.  To manage interest expense, the Company entered into an interest rate swap agreement with a notional amount equal to the principal balance of the note, which modifies its interest expense from a variable rate to a fixed rate.  The April 2004 swap agreement involves the exchange of interest obligations from April 2004 through April 2014 whereby the Company pays a fixed rate of 6.8% in exchange for LIBOR plus 1.9%.  As of December 31, 2007, the Company made payments of $281,000 toward the principal balance of the note.  The required principal payments over the next five years are: $90,000, $96,000, $103,000, $110,000 and $118,000.

The Company’s combined aggregate future annual principal payments on the Term Loan and the mortgage are as follows:

Year Ended December 31,
2008	$765,000
2009	1,221,000
2010	1,303,000
2011	1,310,000
2012	1,542,000
Thereafter	2,449,000
Total principal payments	$8,590,000

8. Deferred Compensation Payable

The Company sponsors a qualified defined contribution 401(k) plan, which is available to all employees.  The 401(k) plan allows employees to defer, on a pre-tax basis, up to 70% of their annual compensation as contributions to the 401(k) plan, subject to a maximum of $15,500.  The Company typically matches 50% of each employee’s contributions up to 6% of their annual compensation, subject to a maximum of $7,750.  The Company’s matching contributions were $223,000, $223,000, and $108,000 for the years ended December 31, 2007, 2006, and 2005.

The Company also sponsors a non-qualified tax deferred compensation plan, which is available to certain employees who, because of Internal Revenue Code limitations, are prohibited from contributing the maximum percentage of salary to the 401(k) Plan.  Under this deferred compensation plan, certain employees may defer, on a pre-tax basis, a percentage of annual compensation, including bonuses.  The Company typically matches 50% of each employee’s contributions up to a maximum of 6% of annual compensation, less amounts already matched under the 401(k) plan.  The Company made matching contributions of $0, $2,000, and $0 during the years ended December 31, 2007, 2006, and 2005.  As of December 31, 2007 and 2006, employee contributions and Company matching contributions, including cumulative investment gains, totaled $547,000 and $570,000.

The Company also sponsors a non-qualified tax deferred compensation plan under which producers who earn a minimum of $100,000 may defer, on a pre-tax basis, up to 50% of annual commissions.  In addition, the Company will match producer contributions for those producers who earn over $250,000 in annual commissions at rates ranging from 2% to 5% of amounts deferred, depending on the level of annual commissions earned.  During the years ended December 31, 2007, 2006, and 2005, matching contributions related to the producer commission deferral plan were $1,000, $2,000, and $8,000.  Producer contributions and Company matching contributions, including cumulative investment gains, totaled $7.4 million and $7.5 million as of December 31, 2007 and 2006.  The liability to the employee or producer is credited or charged based on the performance of the investment option selected by the participant.

9. Sales Incentive Program

During 2007, 2006 and 2005, Legacy Marketing initiated sales incentive programs for its independent insurance producers and its top producers (“Wholesalers”), which granted bonuses to the producers and Wholesalers based upon their achievement of predetermined monthly sales targets.  The Company recorded expense of $1.0 million during the year ended December 31, 2007, related to these programs, of which $707,000 was paid as of December 31, 2007.  The Company recorded expense of $1.9 million during the year ended December 31, 2006 related to these programs, of which $332,000 was paid as of December 31, 2006.  The amount expensed in 2005 was $910,000, of which $425,000 was paid as of December 31, 2005.  The amounts expensed are included in selling, general and administrative expenses.

10. Commitments and Contingencies

The Company leases office and warehouse premises and certain office equipment under non-cancelable operating leases.  Related rent expense of $1.3 million, $1.3 million, and $298,000 is included in occupancy costs for the years ended December 31, 2007, 2006, and 2005.  Total rentals for leases of equipment included in equipment expense were $653,000, $747,000, and $727,000 for the years ended December 31, 2007, 2006, and 2005.

The Company’s future minimum annual lease commitments under all non-cancelable operating leases as of December 31, 2007 are as follows:

Year Ended December 31,
2008	$1,173,000
2009	1,026,000
2010	830,000
2011	846,000
2012	855,000
Thereafter	2,608,000
Total minimum lease payments	$7,338,000

Pursuant to the terms of our Amended and Restated Shareholder's Agreement with Lynda L. Pitts, Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, upon the death of Mrs. Pitts, the Company would have the option (but not the obligation) to purchase from Mrs. Pitts’ estate all shares of common stock that were owned by Mrs. Pitts at the time of her death, or were transferred by her to one or more trusts prior to her death.  In addition, upon the death of Mrs. Pitts, her heirs would have the option (but not the obligation) to sell their inherited shares to the Company. The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares.  As of December 31, 2007, the Company believes that 125% of the fair market value of the shares owned by Mrs. Pitts was equal to $562,000.  The Company has purchased life insurance coverage for the purpose of funding this potential obligation upon Mrs. Pitts’ death.

The Company is involved in various claims and legal proceedings arising in the ordinary course of business.  Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with legal counsel, that the ultimate disposition of these claims will not have a material adverse effect on our financial condition, cash flows or results of operations.

As part of the Company’s agreements with certain of its insurance producers, the Company may, under certain circumstances, be obligated to offer to purchase the business of the producers.  At December 31, 2007, there were no outstanding commitments by the Company relating to such obligations.

11. Redeemable Common Stock

Between 1990 and 1992, the Company issued Series A and Series B redeemable common stock to certain shareholders. The Company is obligated to repurchase the redeemable common stock at the current fair market value.  Because there is no active trading market for the Company’s stock that would establish market value, the Company’s Board of Directors approved a redemption value for Series A redeemable common stock of $0.04 per share and $0.06 per share, and a redemption value for Series B redeemable common stock of $0.04 and $0.05 per share, as of December 31, 2007 and 2006, based on the stock valuation prepared by management.  The Company is currently unable to redeem its redeemable common stock due to restrictions in the California corporations law.

	Series A Redeemable Common Stock		Series B Redeemable Common Stock		Total Redeemable Common Stock

	Shares	Carrying Amount	Shares	Carrying Amount	Shares	Carrying Amount
Balance January 1, 2005	2,853,000	5,789,000	553,000	1,697,000	3,406,000	7,486,000
Redemptions and retirement of common stock	(196,000)	(387,000)	(3,000)	(9,000)	(199,000)	(396,000)
Reduction to redemption value	-	(871,000)	-	-	-	(871,000)
Balance December 31, 2005	2,657,000	4,531,000	550,000	1,688,000	3,207,000	6,219,000
Redemptions and retirement of common stock	(91,000)	(157,000)	-	-	(91,000)	(157,000)
Reduction to redemption value	-	(165,000)	-	-	-	(165,000)
Balance December 31, 2006	2,566,000	4,209,000	550,000	1,688,000	3,116,000	5,897,000
Redemptions and retirement of common stock	-	-	-	-	-	-
Reduction to redemption value	-	-	-	-	-	-
Balance December 31, 2007	2,566,000	$4,209,000	550,000	$1,688,000	3,116,000	$5,897,000

The Company recorded redeemable common stock reduction of $0, $165,000 and $871,000 related to Series A redeemable common stock for the years ended December 31, 2007, 2006 and 2005.

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

Producer Option Plan — Under the Regan Holding Corp. Producer Stock Option and Award Plan (the “Producer Option Plan”), the Company may grant to Legacy Marketing producers and Legacy Financial registered representatives shares of the Company’s common stock and non-qualified stock options (the “Producer Options”) to purchase the Company’s common stock.  A total of 12.5 million shares have been reserved for grant under the Producer Option Plan.  We did not grant any stock options in 2007 and granted a total of 15,000 stock options to a Producer in each of the years ended December 31, 2006 and 2005.  Compensation expense related to stock options awarded during 2006 and 2005 was immaterial.  There were no shares of Series A common stock awarded to non-employees during 2007, 2006 and 2005.

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

Under the prospective application method, the Company is required to record compensation expense prospectively for all employee stock options awarded during the reporting period based upon the fair-value-based method prescribed by SFAS No. 123R.  The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes stock option valuation model.  The estimated fair value of employee stock option awards is amortized over the award’s vesting period on a straight-line basis.  There were no stock options awarded in 2007, and the compensation expense related to stock options awarded in 2006 was immaterial.

Stock option activity under both plans was as follows:

		Total Weighted Average Exercise Price

	Shares
Outstanding at December 31, 2004	8,789,000	$1.50
Granted	790,000	$0.99
Exercised	(47,000)	$1.53
Forfeited	(3,496,000)	$1.51

Outstanding at December 31, 2005	6,036,000	$1.43
Granted	60,000	$0.68
Exercised	-	$-
Forfeited	(1,794,000)	$1.56

Outstanding at December 31, 2006	4,302,000	$1.37
Granted	-	$-
Exercised	-	$-
Forfeited	(1,064,000)	$1.38

Outstanding at December 31, 2007	3,238,000	$1.37

Exercisable at December 31, 2005	5,524,000	$1.42
Exercisable at December 31, 2006	4,126,000	$1.37
Exercisable at December 31, 2007	3,210,000	$1.37

The following table summarizes information about stock options outstanding at December 31, 2007, under both plans:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.52-$0.68	30,000	8.3	$0.52	30,000	$0.52
$0.73-$1.03	685,000	3.6	$0.80	685,000	$0.80
$1.27-$1.27	405,000	0.9	$1.27	405,000	$1.27
$1.39-$1.39	8,000	1.0	$1.39	8,000	$1.39
$1.53-$1.55	1,180,000	2.1	$1.53	1,165,000	$1.53
$1.61-$1.61	196,000	2.0	$1.61	196,000	$1.61
$1.65-$1.69	734,000	3.3	$1.68	721,000	$1.68

13. Income Taxes

Deferred tax assets and liabilities are recognized as temporary differences between amounts reported in the financial statements and the future tax consequences attributable to those differences that are expected to be recovered or settled.

The income tax (benefit) provision attributable to our continuing and discontinued operations was as follows:

	For the Year Ended December 31,
	2007	2006	2005

Continuing operations	$5,000	$(2,698,000)	$(475,000)
Discontinued operations	5,000	5,000	206,000
Total	$10,000	$(2,693,000)	$(269,000)

The provision for (benefit from) federal and state income taxes consist of amounts currently payable (receivable) and amounts deferred, which for the periods indicated, are shown below:

	For the Year Ended December 31,
	2007	2006	2005

Current income taxes:
Federal	$-	$(2,658,000)	$730,000
State	5,000	(40,000)	158,000
Total current	$5,000	$(2,698,000)	$888,000

Deferred income taxes:
Federal	-	-	(1,439,000)
State	-	-	76,000
Total deferred	$-	$-	$(1,363,000)

Income tax provision (benefit)	$5,000	$(2,698,000)	$(475,000)

The Company’s deferred tax assets (liabilities) consist of the following:

	December 31,
	2007	2006

Producer stock option and stock awards	$71,000	$104,000
Producer deferred compensation	3,154,000	3,223,000
Accrued sales convention costs	34,000	20,000
Deferred gain on sale/leaseback of building	860,000	969,000
Federal net operating loss carryforward	7,958,000	5,817,000
Federal alternative minimum tax credit carryforward	192,000	192,000
State net operating loss carryforward, net of federal taxes	2,325,000	2,127,000
State alternative minimum tax credit carryforward,
net of federal taxes	181,000	181,000
Other deferred tax assets, net of federal taxes	653,000	668,000
Subtotal deferred tax assets	15,428,000	13,301,000
Valuation allowance	(13,219,000)	(9,827,000)
Subtotal deferred tax assets after valuation allowance	2,209,000	3,474,000

Fixed assets depreciation	(1,706,000)	(2,900,000)
Unrealized gains	(503,000)	(574,000)
Subtotal deferred tax liabilities	(2,209,000)	(3,474,000)

Deferred tax assets, net	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will, or will not, be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.  Due to cumulative losses in recent years, management established a valuation allowance of $13.2 million as of December 31, 2007.  This represents a net increase in the valuation allowance on deferred tax assets of $3.4 million and $3.1 million in 2007 and 2006.

The income tax provision (benefit) in 2007, 2006 and 2005 differed from the amounts computed by applying the statutory federal income tax rate of 34% to pretax loss as a result of the following:

	For the Year Ended December 31,
	2007	2006	2005

Federal income tax benefit at statutory rate (34%)	$(3,040,000)	$(2,380,000)	$(3,986,000)
Increase (reductions) in income taxes resulting from:
State franchise taxes, net of federal income tax benefit	3,000	(27,000)	154,000
Expired producer stock options unexercised	28,000	283,000	426,000
Valuation allowance for remaining producer stock options	(25,000)	(249,000)	(358,000)
Valuation allowance for federal net operating loss carryforward
and other temporary differences	3,033,000	2,309,000	3,024,000
Settlement of prior years' federal income taxes	-	(2,660,000)	-
Valuation allowance for federal alternative minimum tax credit
carryforward	-	2,000	191,000
Other	6,000	24,000	74,000
Income tax benefit	$5,000	$(2,698,000)	$(475,000)

As of December 31, 2007, the Company had federal and primary state net operating loss carryforwards of $23.4 million and $40.9 million.  On December 31, 2024, 2025 and 2026, $251,000, $4.8 million and $12.1 million of the federal net operating losses will expire.  On December 31, 2012, $4.9 million of the state net operating losses will begin to expire.  The Company also has federal and state alternative minimum tax credit carryforwards of $192,000 and $275,000.  These credits do not have an expiration date.  Federal and state tax valuation allowances have been established for all of the federal and state net operating loss carryforwards and the federal and state tax credit carryforwards.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  This interpretation creates a two step approach for evaluation of uncertain tax positions.  Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination.  Measurement (step two) determines the highest amount of benefit that more likely than not will be realized upon settlement.  The Company does not currently have an unrecognized tax benefit balance and for federal income tax purposes, the statute of limitations are open for tax years 2004 through 2007.  The adoption of FIN 48 did not have a significant impact on the Company’s financial condition or results of operations.

14. Loss per Share

The basic and diluted loss per share calculations are based on the weighted average number of common shares outstanding including shares of redeemable common stock.

	For the Year Ended December 31,
	2007	2006	2005

Loss from continuing operations	$(8,947,000)	$(4,303,000)	$(11,248,000)
Loss from discontinued operation	(108,000)	(1,947,000)	(2,463,000)
Net loss	(9,055,000)	(6,250,000)	(13,711,000)
Reduction of redeemable common stock	-	165,000	871,000
Net loss available for common shareholders	$(9,055,000)	$(6,085,000)	$(12,840,000)

Weighted average shares used to compute basic and diluted
net loss per share amounts:	24,076,000	24,094,000	24,259,000
Basic and diluted net loss per share:
Loss from continuing operations	$(0.37)	$(0.18)	$(0.46)
Net loss	$(0.38)	$(0.26)	$(0.57)
Net loss available for common shareholders	$(0.38)	$(0.25)	$(0.53)

As the Company incurred net losses in the years ended December 31, 2007, 2006 and 2005, options to purchase 3.2 million, 4.3 million and 6.0 million shares of the Company’s common stock were excluded from the computation of diluted net loss per share for those periods, as the effect would have been antidilutive.

15. Liquidity

Cash provided by or used in operating activities generally follows the trend in the Company’s revenue and operating results.  Cash used in operating activities was $6.2 million, $4.5 million and $5.6 million in 2007, 2006 and 2005, respectively.  The Company also incurred consolidated net losses of $9.1 million, $6.3 million and $13.7 million in 2007, 2006 and 2005, respectively.  If the Company’s consolidated net losses continue, a cash shortfall could occur.  To address this issue, during 2006 and 2007, the Company lowered its cost structure by reducing its employee headcount.  In January 2007, the Company exited the prospectdigital business and disposed of its assets.  This action eliminated approximately $1.2 million of annual cash use.

In 2007 the Company and two of its subsidiaries, Legacy Financial Services Inc. (“Legacy Financial”) and Legacy Advisory Services Inc., completed the sale of Legacy Financial’s registered representatives and customer accounts, and the Company received $1 million of cash proceeds from that sale on September 28, 2007.  The cash proceeds from this sale were used to settle outstanding Legacy Financial matters.

On October 17, 2007, Legacy Marketing entered into an agreement and strategic alliance with a subsidiary of Perot Systems, whereby Legacy Marketing agreed to transfer its third party administration services function and the employees who provide these services to Perot Systems in exchange for Perot Systems’ assumption of such administrative service functions.  As part of this transaction, the Company entered into a lease with Perot Systems whereby Perot Systems leases the offices in Rome, Georgia, for a ten-year term at an initial rental price of $8.00 per square foot (a lease amount of approximately $300,000 per year).

The Company is also in negotiations, which, if successful, will result in additional cash inflows.  In the event that a cash shortfall does occur, the Company believes that adequate financing could be obtained to meet its cash flow needs.  However, there can be no assurances that such financing would be available on favorable terms.

16. Concentration of Risk

In 2007, Legacy Marketing sold and administered its products primarily on behalf of three unaffiliated insurance carriers: Washington National, American National, and Transamerica.  The agreements with those carriers generated a significant portion of the Company’s total consolidated revenue:

	2007	2006	2005
Washington National	25%	23%	N/A
American National	20%	19%	23%
Transamerica	16%	14%	18%

Legacy Marketing’s revenues are derived primarily from sales and administration of the following fixed annuity product series:

	2007	2006	2005
RewardMark(SM) series (Washington National)	25%	23%	N/A
BenchMark(SM) series (American National)	19%	18%	22%
SelectMark® series (Transamerica)	16%	14%	18%

Effective October 17, 2007, Legacy Marketing entered into an agreement and strategic alliance with a subsidiary of Perot Systems, whereby Legacy Marketing agreed to transfer its third party administration services function and the employees who provide these services to Perot Systems in exchange for Perot Systems’ assumption of such administrative service functions.  Perot Systems will also become the exclusive provider of administrative services for Legacy Marketing’s future portfolio of annuity products.  Pursuant to this arrangement, the Company had a $311,000 receivable from Perot Systems at December 31, 2007. In the twelve months ended December 31, 2007 and 2006, Legacy Marketing received approximately $5.3 million and $7.4 million in gross revenue under the administrative agreements with carriers.  The termination of administrative agreements does not affect the commissions earned by Legacy Marketing on additional premium received or assets under management with respect to the underlying insurance contracts.

17. Sale/Leaseback of Office Building

On November 18, 2005, the Company sold its office buildings in Petaluma, California for $12.8 million.  The Company and the third party buyer (the “Buyer”) further agreed to enter into a ten year lease agreement, concurrently with the sale of the buildings, whereby the Company leased back 71,612 square feet through March 14, 2007, and will continue to lease back 47,612 square feet for the remainder of the lease term.  The monthly base rent is $1.29 per square foot and will increase annually by three percent during the term of the lease, in addition to monthly taxes and operating expenses.  Pursuant to the terms of the lease, the Company paid the Buyer a security deposit of $1.0 million and advance rent of $980,000.  The advance rent was utilized to pay the monthly base rent, monthly taxes and operating expenses during the first nine months of the lease term.  The security deposit will be reduced if the Company meets certain profitability criteria as specified in the lease agreement.

18. Subsequent Events

On March 14, 2008, the Company entered into an agreement (the “Sale Agreement”) with Freehold Capital Advisors Ltd (“Freehold”), whereby the Company agreed to sell its facility in Rome GA to Freehold for $3.6 million.  The closing is subject to a 60-day inspection period, during which time Freehold may make on-site investigations to determine whether the property is suitable for its purposes. Freehold has the right, at any time during the inspection period, to terminate the Sale  Agreement. The closing date of this transaction will be on or before 30 days after the expiration of the inspection period. If the closing does not occur by July 11, 2008 either party may terminate the Sale Agreement upon written notice. A portion of the proceeds from the sale of the building will be used to repay the mortgage of $2.6 million on the property. In addition, the interest swap agreement related to the mortgage will be terminated.

On March 26, 2008, Legacy Marketing entered into an agreement to sell certain of its asset based trail commissions (“trail commissions”) to Legacy TM, a limited partnership (the “Partnership”), for $6.5 million in cash and an interest in the limited partnership. The transaction closed on March 26, 2008. As a portion of the consideration for the trail commissions, the Partnership issued to Legacy Marketing a Class A limited partnership interest in the Partnership that includes the beneficial interest in 33 1/3% of the trail commission revenue received on those policies in effect on or prior to the closing date for the one year period subsequent to the closing date and all revenue associated with policies that become effective after the closing date. Legacy Marketing’s limited partnership interest is unencumbered. Lynda Pitts, Chief Executive Officer, and Preston Pitts, President, Chief Operating Officer and Chief Financial Officer of the Company, each of whom is also a director of the Company, are the general partners of the Partnership and together own all of the Class B interests in the Partnership.

A special committee of the Board of Directors of the Company comprising the independent directors, Ute Scott-Smith, J. Daniel Speight, Jr and Donald Ratajczak, approved the amount of consideration. In connection with the committee’s deliberations the Company obtained a fairness opinion from an independent third party stating that the total value of the transaction to the Company was within an acceptable range of estimated fair values of the future trail commission cash flows. A portion of the proceeds was used to pay the $6 million note payable to Washington National Insurance Company and interest accrued thereon. The remainder of the proceeds is available for general corporate purposes.

Supplementary Data

Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2007
Total revenue	$5,488,000	$5,599,000	$4,512,000	$4,671,000	$20,270,000
Operating loss	$(2,046,000)	$(1,770,000)	$(1,774,000)	$(2,865,000)	$(8,455,000)
Net loss	$(2,537,000)	$(1,957,000)	$(1,090,000)	$(3,471,000)	$(9,055,000)
Basic and diluted earnings per share:
Loss available to common shareholders	$(0.11)	$(0.08)	$(0.05)	$(0.14)	$(0.38)
2006
Total revenue	$5,659,000	$6,677,000	$7,461,000	$6,403,000	$26,200,000
Operating loss	$(2,532,000)	$(2,343,000)	$(1,164,000)	$(1,079,000)	$(7,118,000)
Net loss	$(2,929,000)	$(366,000)	$(1,696,000)	$(1,259,000)	$(6,250,000)
Basic and diluted earnings per share:
Loss available to common shareholders	$(0.12)	$(0.02)	$(0.07)	$(0.04)	$(0.25)

Schedule II - Valuation and Qualifying Accounts

	Balance at beginning of period	Additions charged to costs and expenses	Deductions charged to costs and expenses	Balance at end of period
2007
Allowance for uncollectible accounts	$389,000	$29,000	$(36,000)	$382,000
State net operating loss carryforward
valuation allowance	$2,332,000	$491,000	$(141,000)	$2,682,000
State alternative minimum tax credit
carryforward valuation allowance	$181,000	$-	$-	$181,000
Producer stock option deferred tax
valuation allowance	$95,000	$-	$(30,000)	$65,000
Federal net operating loss carryforward
valuation allowance	$6,917,000	$3,069,000	$-	$9,986,000
Federal alternative minimum tax credit
carryforward valuation allowance	$192,000	$-	$-	$192,000
Other	$110,000	$2,000	$-	$112,000
2006
Allowance for uncollectible accounts	$429,000	$65,000	$(105,000)	$389,000
State net operating loss carryforward
valuation allowance	$1,842,000	$490,000	$-	$2,332,000
State alternative minimum tax credit
carryforward valuation allowance	$181,000	$-	$-	$181,000
Producer stock option deferred tax
valuation allowance	$441,000	$4,000	$(350,000)	$95,000
Federal net operating loss carryforward
valuation allowance	$3,954,000	$2,963,000	$-	$6,917,000
Federal alternative minimum tax credit
carryforward valuation allowance	$191,000	$1,000	$-	$192,000
Other	$109,000	$1,000	$-	$110,000
2005
Allowance for uncollectible accounts	$569,000	$267,000	$(407,000)	$429,000
State net operating loss carryforward
valuation allowance	$921,000	$951,000	$(30,000)	$1,842,000
State alternative minimum tax credit
carryforward valuation allowance	$181,000	$-	$-	$181,000
Producer stock option deferred tax
valuation allowance	$885,000	$23,000	$(467,000)	$441,000
Federal net operating loss carryforward
valuation allowance	$-	$3,954,000	$-	$3,954,000
Federal alternative minimum tax credit
carryforward valuation allowance	$-	$191,000	$-	$191,000
Other	$76,000	$33,000	$-	$109,000

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives.  As of December 31, 2007, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  Our management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there have been no such changes during the period covered by this report.

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

Item 9A(T). Controls and Procedures

As of December 31, 2007, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the material financial and non-financial information required to be disclosed in our annual report and filed with SEC is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Act, of 1933 as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2007, are effective at such reasonable assurance level.  There can be no assurance that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934, as amended.  The Company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and asset dispositions; (ii) provide reasonable assurance that transaction are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projects of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007.  Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2007.

This management report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities of that Section.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Items 401, 405 and 406 of Regulation S-K will be contained in the Company’s Definitive Proxy Statement in the section titled “Election of Directors.” Such information is incorporated herein by reference.

We have a Finance Code of Professional Conduct that applies to our Chief Executive Officer, President and Chief Financial Officer, Chief Information Officer, Chief Operations Officer, Chief Marketing Officer, Vice President of Product Development, Vice President, directors and employees of the finance organization.  The Finance Code of Professional Conduct can be accessed at our Website at www.legacynet.com.  Printed copies may be obtained, free of charge, by writing to our Chief Financial Officer at 2090 Marina Avenue, Petaluma, California 94954.

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Section 16(a)”), requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC and the National Association of Securities Dealers, Inc.  Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all such forms that they file.  The Company believes that during 2007 all Section 16(a) filing requirements applicable to its officers, directors and ten-percent stockholders were complied with.

Item 11. Executive Compensation

Information required by Item 11 will be contained in the Company’s Definitive Proxy Statement in the section titled “Executive Compensation.”  Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Any information required by Item 12, except for the information set forth below, will be contained in the Company’s Definitive Proxy Statement in the section titled “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Securities Authorized For Issuance Under Equity Compensation Plans:

	(a)	(b)	(c)
Number of shares remaining available
	Number of shares to be	Weighted-average	for future issuance under equity
	issued upon exercise of	exercise price of	compensation plans (excluding
Plan category	outstanding options	outstanding options	securities reflected in column (a))
Equity compensation
plans approved by
stockholders(1)	3,238,00	$1.37	17,762,000

 (1)

Includes the Regan Holding Corp. Producer Stock Option and Award Plan and the Regan Holding Corp. 1998 Stock Option Plan

Regan Holding Corp. stockholders have approved all equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

1.

The following financial statements are included in Item 8:

(i)

Reports of Independent Registered Public Accounting Firms.

(ii)

Consolidated Balance Sheet as of December 31, 2007 and 2006.

(iii)

Consolidated Statement of Operations for the years ended December 31, 2007, 2006, and 2005.

(iv)

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2007, 2006, and 2005.

(v)

Consolidated Statement of Cash Flows for the years ended December 31, 2007, 2006, and 2005.

(vi)

Notes to Consolidated Financial Statements.

2.

Financial statement schedules - schedule II - valuation and qualifying accounts (included in Item 8)

3.

See (b) below.

 (b)

Exhibit Index

3(a)	Restated Articles of Incorporation. (2)
3(b)(2)	Amended and Restated Bylaws of the Company. (3)
4(a)	Amended and Restated Shareholders’ Agreement, dated as of June 30, 2003, by and among the Company, Lynda Regan, Alysia Anne Regan, Melissa Louise Regan and RAM Investments. (4)
10(a)	Form of Producer Agreement. (1)
10(b) *	401(K) Profit Sharing Plan & Trust dated July 1, 1994. (1)
10(c)	Producer Stock Award and Stock Option Plan, as amended. (5)
10(d)(1)	1998 Stock Option Plan, as amended. (5)
10(e)	Commercial Note between SunTrust Bank and the Company executed April 23, 2004. (7)
10(f)	Agreement of Purchase and Sale between Regan Holding Corp. and Basin Street Properties, dated July 25, 2005, and related Lease, dated November 18, 2005. (10)
10(g)	Amendment to Agreement of Purchase and Sale between Regan Holding Corp. and Basin Street Properties, dated November 14, 2005. (10)
10(h)	Credit Agreement between Legacy Marketing Group and Washington National Insurance Company dated July 20, 2006. (8)
10(i)	Asset Purchase Agreement between Prospectdigital LLC and PD Holdings LLC, dated January 25, 2007. (9)
10(j)	Asset Purchase Agreement between Transaction Applications Group, Inc. and Legacy Marketing Group, dated October 17, 2007.
10(k)	Lease Agreement between Regan Holding Corp. and Perot Systems Corporation, dated October 17, 2007.
10(l)	License and Hosting Agreement between Transaction Applications Group, Inc. and Legacy Marketing Group, dated October 17, 2007.
10(m)	Guaranty by Perot Systems Corporation of Payment and Obligations of Transaction Applications Group, Inc. under the Asset Purchase Agreement, dated October 17, 2007.
10(n)	Guaranty by Regan Holding Corporation of Payment and Obligations of Legacy Marketing Group, Inc. under the Asset Purchase Agreement, dated October 17, 2007.
21	Subsidiaries of Regan Holding Corp.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Section 1350.

——————————

*	Management contract, compensatory plan or arrangement.
(1)	Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1994.
(2)	Incorporated herein by reference to the Company’s quarterly Form 10-Q for the three months and nine months ended September 30, 1996.
(3)	Incorporated herein by reference to the Company’s quarterly Form 10-Q for the three months and nine months ended September 30, 2000.
(4)	Incorporated herein by reference to the Company’s quarterly Form 10-Q for the three months and six months ended June 30, 2003.
(5)	Incorporated herein by reference to the Company’s Definitive Proxy Statement dated July 31, 2001.
(6)	Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the six months ended June 30, 2002.
(7)	Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the six months ended June 30, 2004.
(8)	Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2006.
(9)	Incorporated herein by reference to the Company’s Form 8-K filed on January 25, 2007.
(10)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAN HOLDING CORP.

By: /s/ Lynda L. Pitts

Date: March 31, 2008

Lynda L. Pitts

Chairman of the Board of Directors and

Chief Executive Officer

By: /s/ R. Preston Pitts

Date: March 31, 2008

R. Preston Pitts

Principal Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Lynda L. Pitts

Date: March 31, 2008

Lynda L. Pitts

Chairman of the Board of Directors and Chief

Executive Officer (Principal Executive Officer)

By: /s/ R. Preston Pitts

Date: March 31, 2008

R. Preston Pitts

Director, President

(Principal Financial and Accounting Officer)

By: /s/ Donald Ratajczak

Date: March 31, 2008

Donald Ratajczak

Director

By: /s/ Ute Scott-Smith

Date: March 31, 2008

Ute Scott-Smith

Director

By: /s/ J. Daniel Speight, Jr

Date: March 31, 2008

J. Daniel Speight, Jr.

Director