Form 10-Q
period 2008-03-31
REGAN HOLDING CORP
filed 2008-05-15
CIK 870069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

or

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

Yes   [   ]  No   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non -Accelerated filer [X]
Smaller Reporting Company [ ]

As of May 4, 2008, there were 23,525,000 shares of Common Stock-Series A outstanding and 550,000 shares of Common Stock-Series B outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Balance Sheet

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and cash equivalents	$423,000	$152,000
Temporarily restricted cash	354,000	656,000
Trading investments	7,048,000	7,625,000
Accounts receivable, net of allowance of $171,000 and $160,000
at March 31, 2008 and December 31, 2007	713,000	1,009,000
Prepaid expenses and deposits	734,000	673,000
Total current assets	9,272,000	10,115,000
Net fixed assets	7,535,000	8,543,000
Notes receivable, net	490,000	491,000
Other assets	1,095,000	1,253,000
Total non-current assets	9,120,000	10,287,000
Total assets	$18,392,000	$20,402,000

Liabilities, redeemable common stock, and shareholders' deficit
Liabilities
Accounts payable and accrued liabilities	$4,674,000	$4,286,000
Current portion of notes payable and other borrowings	4,099,000	4,691,000
Total current liabilities	8,773,000	8,977,000
Deferred compensation payable	7,317,000	7,919,000
Deferred gain on sale of building	2,089,000	2,158,000
Other liabilities	240,000	267,000
Notes payable, less current portion	2,567,000	7,824,000
Total non-current liabilities	12,213,000	18,168,000
Total liabilities	20,986,000	27,145,000

Redeemable common stock, Series A and B	5,897,000	5,897,000

Shareholders' deficit
Preferred stock, no par value: Authorized: 100,000,000 shares;
No shares issued or outstanding	-	-
Series A common stock, no par value:
Authorized: 45,000,000 shares; issued and outstanding: 20,959,000
shares at March 31, 2008 and December 31, 2007	3,921,000	3,921,000
Paid-in capital	6,650,000	6,650,000
Accumulated deficit	(19,062,000)	(23,211,000)
Total shareholders' deficit	(8,491,000)	(12,640,000)
Total liabilities, redeemable common stock, and shareholders' deficit	$18,392,000	$20,402,000

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Revenue
Marketing allowances and commission overrides	$1,763,000	$2,610,000
Trailing commissions	705,000	812,000
Administrative fees	-	1,725,000
Sale of asset based trailing commissions	6,500,000	-
Other revenue	1,130,000	341,000

Total revenue	10,098,000	5,488,000

Expenses
Selling, general and administrative	3,980,000	6,380,000
Depreciation and amortization	1,025,000	798,000
Other	305,000	356,000

Total expenses	5,310,000	7,534,000

Operating income (loss)	4,788,000	(2,046,000)

Other income	38,000	73,000
Interest expense	(310,000)	(141,000)
Total other expense, net	(272,000)	(68,000)
Income (loss) from continuing operations before income taxes	4,516,000	(2,114,000)
Provision for income taxes	136,000	-

Income (loss) from continuing operations	4,380,000	(2,114,000)
Loss from discontinued operations, net of tax	(231,000)	(423,000)
Net income (loss)	$4,149,000	$(2,537,000)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.18	$(0.09)
Net income (loss)	$0.17	$(0.11)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.17	$(0.09)
Net income (loss)	$0.16	$(0.11)

Shares used in per share computation:
Basic	24,076,000	24,076,000
Diluted	26,476,000	24,076,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Deficit

(Unaudited)

	Series A Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2007	20,959,000	$3,921,000	$6,650,000	$(23,211,000)	$(12,640,000)

Net income				4,149,000	4,149,000

Balance March 31, 2008 (unaudited)	20,959,000	$3,921,000	$6,650,000	$(19,062,000)	$(8,491,000)

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ 4,149,000	$(2,537,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,025,000	805,000
Amortization of deferred gain on sale of building	(69,000)	(68,000)
Increase in allowance for doubtful accounts	11,000	6,000
Losses (gains) on trading securities, net	318,000	19,000
Loss on sale of prospectdigital assets	-	189,000
Sales (purchases) of trading securities, net	259,000	(135,000)
Accounts receivable	283,000	(387,000)
Prepaid expenses and deposits	(61,000)	(58,000)
Accounts payable and accrued liabilities	318,000	(1,142,000)
Deferred compensation payable	(602,000)	207,000
Other operating assets and liabilities	203,000	6,000
Net cash provided (used) in operating activities:	5,834,000	(3,095,000)

Cash flows from investing activities:
Purchases of fixed assets	(17,000)	(369,000)
Decrease in temporarily restricted cash	302,000	-
Proceeds from the sale of prospectdigital assets	-	116,000
Repayments (issuance) of notes receivable, net	1,000	88,000
Net cash used in investing activities:	286,000	(165,000)

Cash flows from financing activities:
Proceeds from loans payable	173,000	1,123,000
Payments of notes payable	(6,022,000)	(21,000)
Net cash provided by (used in) financing activities:	(5,849,000)	1,102,000

Net increase (decrease) in cash and cash equivalents	271,000	(2,158,000)
Cash and cash equivalents, beginning of period	152,000	2,917,000
Cash and cash equivalents, end of period	$ 423,000	$759,000

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

The Consolidated Financial Statements are unaudited but reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position and results of operations.  The results for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the entire year.  These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed by the Company with the Securities and Exchange Commission on March 31, 2008.

2.

Income (loss) per Share

	For the Three Months Ended
	March 31,
	2008	2007

Income (loss) from continuing operations	$4,380,000	$(2,114,000)
Loss from discontinued operations	(231,000)	(423,000)
Net income (loss)	$4,149,000	$(2,537,000)

Weighted average shares used to compute basic net
income (loss) per share in 2008 and 2007 and
diluted net loss per share in 2007	24,076,000	24,076,000
Effect of dilutive securities—employee and
producer stock options	2,400,900
Weighted average shares used to compute diluted
net income per share in 2008	26,476,900

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.18	$(0.09)
Net income (loss)	$0.17	$(0.11)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.17	$(0.09)
Net income (loss)	$0.16	$(0.11)

As the Company incurred a net loss in the period ended March 31, 2007, options to purchase 2.4 million shares of the Company’s common stock were excluded from the computation of diluted net loss per share, as the effect would have been antidilutive.

3.

Sale of Assets

On March 26, 2008, the Company entered into an agreement to sell certain of its asset based trailing commissions (“trail commissions”) to Legacy TM, a limited partnership (the “Partnership”), for $6.5 million in cash and an interest in the limited partnership. The transaction closed on March 26, 2008. As a portion of the consideration for the trail commissions, the Partnership issued to Legacy Marketing a Class A limited partnership interest in the Partnership that includes the beneficial interest in 33 1/3% of the trail commission revenue received on those policies in effect on or prior to the closing date for the one year period subsequent to the closing date and all revenue associated with policies that become effective after the closing date. The Company’s limited partnership interest is unencumbered. Lynda Pitts, Chief Executive Officer, and Preston Pitts, President, Chief Operating Officer and Chief Financial Officer of the Company, each of whom is also a director of the Company, are the general partners of the Partnership and together own all of the Class B interests in the Partnership.

A special committee of the Board of Directors of the Company comprising the independent directors, Ute Scott-Smith, J. Daniel Speight, Jr. and Donald Ratajczak, approved the amount of consideration. In connection with the committee’s deliberations the Company obtained a fairness opinion from an independent third party stating that the total value of the transaction to the Company was within an acceptable range of estimated fair values of the future trail commission cash flows. A portion of the proceeds was used to pay the $6 million note payable to Washington National Insurance Company and interest accrued thereon. The remainder of the proceeds is available for general corporate purposes.

Effective March 14, 2008, the Company entered into an agreement with Freehold Capital Advisors Ltd  (“Freehold”), whereby the Company agreed to sell its facility in Rome GA to Freehold for $3.6 million.  On May 13, 2008, the Company entered into the First Amendment to Purchase and Sale Agreement with Freehold’s successor, 25 Legacy Drive LLC, whereby the sales price was reduced to approximately $3.5 million.  This transaction is expected to close in the second quarter.  If the closing does not occur by July 11, 2008 either party may terminate the Agreement upon written notice. Proceeds from the sale of the building will be used to repay the mortgage on the property, the outstanding balance of which is $2.6 million.

4.

Income Taxes

The rate of provision for income taxes for the three months ended March 31, 2008 and 2007 differs from the federal and state statutory rate primarily due to the expected utilization of net operating loss carryforwards in 2008, and in 2007 an increase in the valuation allowance against existing deferred tax assets in the amount of $1.0 million.

5.

Loan Payable

During the three months ended March 31, 2008, the Company obtained loans from its investment broker.  The loans bear interest at the lender's base lending rate plus a surcharge based on the amount of the loans  (6.875%) at March 31, 2008), and are collateralized by the Company's investment portfolio.  As of March 31, 2008, $4.1 million remained payable under this arrangement.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this document, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of Regan Holding Corp. and its businesses to be materially different from those expressed or implied by such forward-looking statements.  These risks, uncertainties and factors include, among other things, the following: general market conditions and the changing interest rate environment; the interruption, deterioration, or termination of our relationships with the insurance carriers who provide our products or the agents who market and sell them; the ability to develop and market new products to keep up with the evolving industry in which we operate; increased governmental regulation, especially regulations affecting insurance, reinsurance, and holding companies; the ability to attract and retain talented and productive personnel; the ability to effectively fund our working capital requirements; the risk of substantial litigation or insurance claims; and other factors referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

In recent years, the Securities and Exchange Commission (“SEC”) has been examining whether all equity-indexed annuities need to be registered under the Securities Act of 1933 and in early 2008, the SEC stated that it intended to issue guidance on equity-indexed annuities in the near future.  Additionally, FINRA has issued guidance to its members indicating that broker-dealers regulated by the FINRA have certain responsibilities with respect to the offer and sale of equity-indexed annuities, including an obligation to determine the suitability of such products for their customers, regardless of whether equity-indexed annuities are deemed to be securities.  Finally, some state insurance regulators are considering whether additional suitability and disclosure regulations should be implemented with respect to all sales of fixed annuities, particularly with respect to senior citizens.

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

In addition, the U.S. Congress is again considering legislation that would impose certain national uniform standards on insurance companies, establish an optional federal charter system for insurance companies and repeal the McCarran-Ferguson antitrust exemption for the business of insurance, any of which could have a significant impact on our business.  In 2008, the United States Treasury Department promulgated a position paper advocating an overhaul of financial legislation nationwide that included federal regulation of the insurance industry in substantial part in substitution for state regulation. If such laws or regulations are adopted, they could have a material adverse effect on our financial condition and results of operations.

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

Results of Operations

We had consolidated income from continuing operations of $4.4 million in the three months ended March 31, 2008, compared to a consolidated loss from continuing operations of $2.1 million in the three months ended March 31, 2007.  Total revenue was $10.1 million in the three months ended March 31, 2008, compared to $5.5 million in the same period of 2007. The increase was due to a $6.5 million gain on a one-time sale of asset based trail commissions and higher other revenue offset in part by a $1.7 million decrease in administrative fees and an $800,000 reduction in marketing allowances and commission overrides.

The decrease in marketing allowances and commission overrides during the three months ended March 31, 2008, was primarily attributable to lower sales of products issued by Washington National Insurance Company (“Washington National”), and American National Insurance Company, offset in part by higher sales of products issued by Investors Insurance Corp.

Administrative fee revenue was zero due to the transfer of the Company’s policy administration function to a subsidiary of Perot Systems (Perot Systems). Other revenue increased in the first quarter of 2008 compared to the first quarter of 2007 as Perot systems is paying the Company for performing certain transition related services.

During the three months ended March 31, 2008 and 2007, Legacy Marketing sold products primarily on behalf of four unaffiliated insurance carriers: Investors Insurance Corp., Washington National, American National Insurance Company (“American National”), and Old Mutual Insurance Company.  As indicated below, sales of these carriers products generated a significant portion of our total marketing allowance and commission override revenue:

	March 31,
	2008	2007
Investors Insurance Corp	35%	6%
Washington National	31%	53%
American National	19%	20%
Old Mutual	10%	19%

Selling, general and administrative expenses decreased $2.4 million (38%) during the three months ended March 31, 2008, compared to the same period in 2007, mainly due to a decrease in salaries and related benefits expense as a result of reduced headcount. The reduction in headcount was primarily due to the transfer of our policy administration function to Perot Systems.

Depreciation expense increased $227,000 primarily due to the timing of the transfer of administrative functions to Perot Systems. The estimated time to complete the transfer was eighteen months. Accordingly, the Company reviewed the remaining estimated useful life of internal uses software associated with its administrative business and reduced the remaining useful life to eighteen months for the affected internal use software.

The rate of provision for income taxes for the three months ended March 31, 2008 and 2007 differs from the federal and state statutory rate primarily due to the expected utilization of net operating loss carryforwards in 2008, and in 2007 an increase in the valuation allowance against existing deferred tax assets in the amount of $1.0 million.

Liquidity and Capital Resources

Our cash provided by or used in operating activities generally follows the trend in our revenue and operating results.  Our cash provided by operating activities in the three months ended March 31, 2008 was $5.8 million, this was due to the $6.5 million gain on sale of asset based trail commissions, offset in part by a decline in cash based operating results. In the first quarter of 2007 we used $3.1 million primarily due to our net loss, partially offset by non-cash charges such as depreciation and amortization and losses on the sale of prospectdigital’s assets.

Net cash provided by investing activities in the first quarter of 2008 of $286,000 was primarily due to temporarily restricted cash used to fund various arbitration settlements associated with our discontinued broker dealer operation. Net cash used in investing activities during the first quarter of 2007 of $165,000 was primarily due to purchases of fixed assets, partially offset by proceeds from the sale of prospectdigital’s assets and repayments of notes receivable.

Net cash used by financing activities in the first quarter of 2008 was $5.8 million and was primarily due to paying the entire outstanding balance of a $6 million note payable. Net cash provided by financing activities in the first quarter of 2007 of $1.1 million, primarily consisted of proceeds from loans received from our investment broker.

We generated $5.8 million in cash from operating activities in the first quarter of 2008. Excluding the $6.5 million gain on sale of the asset based trail commission and related income taxes we would have used $661,000 of cash in our operations and incurred consolidated operating net losses of $2.2 million during the three months ended March 31, 2008.  If our consolidated net operating losses continue, a cash shortfall could ultimately occur.  To address this issue, we have significantly lowered our cost structure by reducing our employee headcount. In addition, effective March 14, 2008, the Company entered into an agreement with Freehold Capital Advisors Ltd  (“Freehold”), whereby the Company agreed to sell its facility in Rome GA to Freehold for $3.6 million.  On May 13, 2008, the Company entered into the First Amendment to Purchase and Sale Agreement with Freehold’s successor, 25 Legacy Drive LLC, whereby the sales price was reduced to approximately $3.5 million.  This transaction is expected to close in the second quarter.  If the closing does not occur by July 11, 2008 either party may terminate the Agreement upon written notice. Proceeds from the sale of the building will be used to repay the mortgage on the property, the outstanding balance of which is $2.6 million.

In the event that a cash shortfall does occur, we believe that adequate financing could be obtained to meet our cash flow needs.  However, there can be no assurances that such financing would be available on favorable terms.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk, interest rate risk, credit risk, or equity price risk since December 31, 2007.  Please see our Annual Report on Form 10-K for the year ended December 31, 2007, for more information concerning Quantitative and Qualitative Disclosures About Market Risk.

Item 4.

Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives.  As of March 31, 2008, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  Our management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there have been no such changes during the period covered by this report.

Item 4(T).  Controls and Procedures

Not Applicable.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

From time to time, we are involved in various claims and legal proceedings arising in the ordinary course of business.  There have been no material changes to any legal matters from those reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A.   Risk Factors

There have been no material changes to our risk factors from those reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

REGAN HOLDING CORP.

Date: May 15, 2008	Signature:	/s/ R. Preston Pitts
R. Preston Pitts
President, Chief Operating Officer and Chief
Financial Officer