Form 10-Q
period 2008-06-30
REGAN HOLDING CORP
filed 2008-08-14
CIK 870069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

or

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

Yes    [   ]                       No    [X]

As of August 14, 2008, there were 23,525,000 shares of Common Stock-Series A outstanding and 550,000 shares of Common Stock-Series B outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Balance Sheet

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and cash equivalents	$ 123,000	$ 152,000
Temporarily restricted cash	203,000	656,000
Trading investments	6,930,000	7,625,000
Accounts receivable, net of allowance of $165,000 and $160,000
at June 30, 2008 and December 31, 2007	459,000	1,009,000
Prepaid expenses and deposits	670,000	673,000
Total current assets	8,385,000	10,115,000
Net fixed assets	3,510,000	8,543,000
Notes receivable, net	511,000	491,000
Other assets	1,070,000	1,253,000
Total non-current assets	5,091,000	10,287,000
Total assets	$ 13,476,000	$ 20,402,000

Liabilities, redeemable common stock, and shareholders' deficit
Liabilities
Accounts payable and accrued liabilities	$ 4,697,000	$ 4,286,000
Current portion of notes payable and other borrowings	4,110,000	4,691,000
Total current liabilities	8,807,000	8,977,000
Deferred compensation payable	7,134,000	7,919,000
Deferred gain on sale of building	2,020,000	2,158,000
Other liabilities	304,000	267,000
Notes payable, less current portion	-	7,824,000
Total non-current liabilities	9,458,000	18,168,000
Total liabilities	18,265,000	27,145,000

Redeemable common stock, Series A and B	5,897,000	5,897,000

Shareholders' deficit
Preferred stock, no par value: Authorized: 100,000,000 shares;
No shares issued or outstanding	-	-
Series A common stock, no par value:
Authorized: 45,000,000 shares; issued and outstanding: 20,959,000
shares at June 30, 2008 and December 31, 2007	3,921,000	3,921,000
Paid-in capital	6,650,000	6,650,000
Accumulated deficit	(21,257,000)	(23,211,000)
Total shareholders' deficit	(10,686,000)	(12,640,000)
Total liabilities, redeemable common stock, and shareholders' deficit	$ 13,476,000	$ 20,402,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue
Marketing allowances and commission overrides	$ 1,599,000	$ 2,900,000	$ 3,362,000	$ 5,510,000
Trailing commissions	250,000	785,000	955,000	1,597,000
Administrative fees	-	1,722,000	-	3,447,000
Sale of asset based trailing commissions	-	-	6,500,000	-
Other revenue	1,020,000	192,000	2,150,000	532,000

Total revenue	2,869,000	5,599,000	12,967,000	11,086,000

Expenses
Selling, general and administrative	3,807,000	6,295,000	7,787,000	12,675,000
Depreciation and amortization	972,000	714,000	1,997,000	1,512,000
Other	293,000	360,000	598,000	716,000

Total expenses	5,072,000	7,369,000	10,382,000	14,903,000

Operating (loss) income	(2,203,000)	(1,770,000)	2,585,000	(3,817,000)

Other income	282,000	53,000	320,000	126,000
Interest expense	(72,000)	(174,000)	(382,000)	(315,000)
Total other income (expense), net	210,000	(121,000)	(62,000)	(189,000)

(Loss) income from continuing operations before income taxes	(1,993,000)	(1,891,000)	2,523,000	(4,006,000)
(Benefit from) provision for income taxes	(34,000)	1,000	102,000	1,000

(Loss) income from continuing operations	(1,959,000)	(1,892,000)	2,421,000	(4,007,000)
Loss from discontinued operations, net of tax	(236,000)	(65,000)	(467,000)	(487,000)
Net (loss) income	$ (2,195,000)	$ (1,957,000)	$ 1,954,000	$ (4,494,000)

Basic net (loss) income per share:
(Loss) income from continuing operations	$ (0.08)	$ (0.08)	$ 0.10	$ (0.17)
Net (loss) income	$ (0.09)	$ (0.08)	$ 0.08	$ (0.19)

Diluted net (loss) income per share:
(Loss) income from continuing operations	$ (0.08)	$ (0.08)	$ 0.09	$ (0.17)
Net (loss) income	$ (0.09)	$ (0.08)	$ 0.07	$ (0.19)

Shares used in per share computation:
Basic	24,076,000	24,076,000	24,076,000	24,076,000
Diluted	24,076,000	24,076,000	26,440,900	24,076,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Deficit
(Unaudited)

	Series A Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2007	20,959,000	$ 3,921,000	$ 6,650,000	$ (23,211,000)	$ (12,640,000)

Net Income		-	-	1,954,000	1,954,000

Balance June 30, 2008 (unaudited)	20,959,000	$ 3,921,000	$ 6,650,000	$ (21,257,000)	$ (10,686,000)

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 1,954,000	$ (4,494,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,997,000	1,487,000
Gain on sale of building	(214,000)	-
Amortization of deferred gain on sale of building	(138,000)	(137,000)
Increase in allowance for doubtful accounts	5,000	12,000
Losses (gains) on trading securities, net	431,000	(548,000)
Loss on sale of prospectdigital assets	-	189,000
Sales of trading securities, net	264,000	629,000
Accounts receivable	545,000	192,000
Prepaid expenses and deposits	3,000	53,000
Accounts payable and accrued liabilities	411,000	(858,000)
Deferred compensation payable	(785,000)	185,000
Other operating assets and liabilities	220,000	6,000
Net cash provided by (used in) operating activities:	4,693,000	(3,284,000)

Cash flows from investing activities:
Net proceeds from sales (purchases) of fixed assets	3,250,000	(657,000)
Decrease in temporarily restricted cash	453,000	-
Proceeds from the sale of prospectdigital assets	-	116,000
(Advances) repayments of notes receivable, net	(20,000)	66,000
Net cash provided by (used in) investing activities:	3,683,000	(475,000)

Cash flows from financing activities:
Proceeds from loans payable	184,000	1,806,000
Payments of notes payable	(8,589,000)	(41,000)
Net cash (used in) provided by financing activities:	(8,405,000)	1,765,000

Net decrease in cash and cash equivalents	(29,000)	(1,994,000)
Cash and cash equivalents, beginning of period	152,000	2,917,000
Cash and cash equivalents, end of period	$ 123,000	$ 923,000

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

The Consolidated Financial Statements are unaudited but reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position and results of operations.  The results for the three months and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the entire year.  These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed by the Company with the Securities and Exchange Commission on March 31, 2008.

2.

Income (Loss) per Share

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

(Loss) income from continuing operations	$ (1,959,000)	$ (1,892,000)	$ 2,421,000	$ (4,007,000)
Loss from discontinued operations	(236,000)	(65,000)	(467,000)	(487,000)
Net (loss) income	(2,195,000)	(1,957,000)	1,954,000	(4,494,000)
Reduction to redeemable common stock	-	-	-	-
Net (loss) income available to common shareholders	$ (2,195,000)	$ (1,957,000)	$ 1,954,000	$ (4,494,000)

Weighted average shares used to compute basic and
diluted net loss per share amounts	24,076,000	24,076,000	24,076,000	24,076,000
Effect of dilutive securities—employee and
producer stock options			2,364,900
Weighted average shares used to compute diluted
net income per share in 2008			26,440,900

Basic and diluted net (loss) income per share:
(Loss) income from continuing operations	$ (0.08)	$ (0.08)	$ 0.10	$ (0.17)
Net (loss) income	$ (0.09)	$ (0.08)	$ 0.08	$ (0.19)

Diluted net (loss) income per share:
(Loss) income from continuing operations	$ (0.08)	$ (0.08)	$ 0.09	$ (0.17)
Net (loss) income	$ (0.09)	$ (0.08)	$ 0.07	$ (0.19)

As the Company incurred net losses in the three months ended June 30, 2008 and 2007 and six months ended June 30, 2007, options to purchase 2.4 million and 4.0 million shares of the Company’s common stock were excluded from the computation of diluted net loss per share as the effect would have been antidilutive.

3.

Sale of Assets

On March 26, 2008, the Company entered into an agreement to sell certain of its asset based trailing commissions (“trail commissions”) to Legacy TM, a limited partnership (the “Partnership”), for $6.5 million in cash and an interest in the limited partnership. The transaction closed on March 26, 2008. As a portion of the consideration for the trail commissions, the Partnership issued to Legacy Marketing a Class A limited partnership interest in the Partnership that includes the beneficial interest in 33 1/3% of the trail commission revenue received on those policies in effect on or prior to the closing date for the one year period subsequent to the closing date and all revenue associated with policies that become effective after the closing date. The Company’s limited partnership interest is unencumbered. Lynda Pitts, Chief Executive Officer, and Preston Pitts, President, Chief Operating Officer and Chief Financial Officer of the Company, each of whom is also a director of the Company, are the general partners of the Partnership and together own all of the Class B limited partnership interests in the Partnership.

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

On May 23, 2008, the Company sold its office building in Rome, Georgia for $3.5 million for a gain of $214,000. Proceeds from the sale of the building were used to repay the mortgage on the property, the outstanding balance of which was $2.6 million.

4.

Income Taxes

The rate of provision for income taxes for the three months and six months ended June 30, 2008 and 2007 differs from the federal and state statutory rate primarily due to the expected utilization of net operating loss carryforwards in 2008, and in 2007 due to an increase in the valuation allowance against existing deferred tax assets in the amounts of $800,000 and $1.8 million for the three and six months ended June 30, 2007.

5.

Loan Payable

During the three months and six months ended June 30, 2008, the Company obtained loans from its investment broker for general corporate purposes.  The loans bear interest at the lender's base lending rate plus a surcharge based on the amount of the loans  (6.875% at June 30, 2008), and are collateralized by the Company's investment portfolio.  As of June 30, 2008, $4.1 million remained payable under this arrangement.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this document, including Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of Regan Holding Corp. and its businesses to be materially different from those expressed or implied by such forward-looking statements.  These risks, uncertainties and factors include, among other things, the following: general market conditions and the changing interest rate environment; the interruption, deterioration, or termination of our relationships with the insurance carriers who provide our products or the agents who market and sell them; the ability to develop and market new products to keep up with the evolving industry in which we operate; increased governmental regulation, especially regulations affecting insurance, reinsurance, and holding companies; the ability to attract and retain talented and productive personnel; the ability to effectively fund our working capital requirements; the risk of substantial litigation or insurance claims; and other factors referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

On July 1, 2008, the Securities and Exchange Commission, (the “SEC”) proposed a rule which, if adopted, would require all insurance companies issuing equity index annuities to register them as securities under the Securities Act of 1933, as amended, and sell them pursuant to a prospectus.  Additionally, the Financial Industry Regulatory Authority, (“FINRA”) had previously issued guidance to its members indicating that broker-dealers regulated by the FINRA have certain responsibilities with respect to the offer and sale of equity-indexed annuities, including an obligation to determine the suitability of such products for their customers, regardless of whether equity-indexed annuities are deemed to be securities.  Finally, some state insurance regulators are considering whether additional suitability and disclosure regulations should be implemented with respect to all sales of fixed annuities, particularly with respect to senior citizens.

Our core business consists of selling fixed annuity products, on behalf of insurance carriers, through a network of independent insurance producers (“Producers”).  If the initiatives undertaken by the SEC, FINRA or state insurance regulators with respect to equity-indexed and other fixed annuities were to result in new regulation or legislation, the demand for fixed annuities products, our operations and those of our Producers could be adversely affected.  If such initiatives were to result in new regulation or laws, they could have a material adverse effect on the insurance industry in general or on our financial condition and results of operations.

Also, in recent years, the U.S. insurance regulatory framework has also come under scrutiny.  Some state legislatures have considered laws that may alter or increase state regulation of insurance (including annuities), reinsurance, and holding companies.  Moreover, the National Association of Insurance Commissioners and state insurance regulators regularly re-examine existing laws and regulations, often focusing interpretations of existing laws and the development of new laws.  Changes in these laws and regulations or their interpretation could have a material adverse effect on our financial condition and results of operations.

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

Legacy Financial, a discontinued operation, is registered as a broker-dealer with, and is still subject to regulation by FINRA and various state agencies.  This regulation covers matters such as capital requirements, recordkeeping and reporting requirements, and employee-related matters, including qualification and licensing of supervisory and sales personnel.  Any proceeding alleging violation of, or noncompliance with, laws and regulations applicable to Legacy Financial could harm its business and financial condition, and our results of discontinued operations.

Results of Operations

We had consolidated income from continuing operations of $2.0 million in the six months ended June 30, 2008, compared to a consolidated loss from continuing operations of $4.5 million in the six months ended June 30, 2007.  Our revenue decreased $2.7 million (49%) in the three months ended June 30, 2008, compared to the same periods of 2007 primarily due to a $1.3 million decreases in marketing allowances and commissions, a $535,000 decrease in trailing commission, and $1.7 million in lower administrative fees off set in part by an increase of $830,000 in other revenue. Our revenue increased $1.9 million (17%) in the six months ended June 30, 2008, compared to the same period of 2007 primarily due to a $6.5 million gain on a one-time sale of asset based trail commissions and a $1.6 million increase in other revenue offset in part by a $642,000 decrease in trailing commissions, a $3.4 million decrease in administrative fees and a $2.1 million reduction in marketing allowances and commission overrides.

The decrease in marketing allowances and commission overrides during the three and six months ended June 30, 2008, compared to the same periods in 2007 was primarily attributable to lower sales of products issued by Washington National Insurance Company (“Washington National”), and American National Insurance Company (“American National”), offset in part by higher sales of products issued by Investors Insurance Corporation (“Investors”).

Trailing commissions decreased $535,000 during the three months ended June 30, 2008, and $642,000 during the six months ended June 30, 2008, compared to the same periods in 2007 primarily due to the sale of the asset based trailing commissions for $6.5 million in March 2008.

Administrative fee revenue was zero in the three months and six months ended June 30, 2008, compared to the $1.7 million and $3.4 million, respectively, during the same periods in 2007, due to the transfer of the Company’s policy administration function to a subsidiary of Perot Systems (Perot Systems). Other revenue increased in the three months and six months ended June 30, 2008, compared to the same periods in 2007 as Perot systems is paying the Company for performing certain transition related services.

During the three months and six months ended June 30, 2008 and 2007, Legacy Marketing sold products primarily on behalf of four unaffiliated insurance carriers:  Investors, Washington National, American National, and OM Financial Life Insurance Company (“Old Mutual”). As indicated below, the agreements with these carriers generated a significant portion of our total consolidated revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Investors	38%	7%	37%	7%
Washington National	32%	28%	32%	27%
American National	18%	19%	19%	19%
Old Mutual	10%	9%	10%	10%

Our consolidated revenues were derived primarily from sales of the following fixed annuity products:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
RewardMark(SM) series (sold on behalf of Washington National)	30%	28%	30%	27%
PremierMark Plus (sold on behalf of Investors)	24%	5%	23%	4%
AmeriMark (sold on behalf of Old Mutual)	22%	9%	23%	10%
BenchMark(SM) series (sold on behalf of American National)	13%	18%	15%	18%

Selling, general and administrative expenses decreased $2.5 million (39%) during the three months ended June 30, 2008, and $4.9 million (38%) during the six months ended June 30, 2008, compared to the same periods in 2007 mainly due to a decrease in salaries and related benefits expense as the result of reduced headcount, a decrease in professional fees as the result of lower legal fees, and lower sales promotion and support costs mainly due to less incentive program expense associated with lower overall sales volume.

The rate of provision for income taxes for the three and six months ended June 30, 2008 and the same periods in 2007 differ from the federal and state statutory rate primarily due to the expected utilization of net operating loss carryforwards in 2008. In 2007, the rate of provision for income taxes differed from the federal and state statutory rate due an increase in the valuation allowances against existing deferred tax assets in the amounts of $800,000 for the three months ended June 30, 2007 and $1.8 million for the six months ended June 30, 2007.

Liquidity and Capital Resources

Our cash provided by or used in operating activities generally follows the trend in our revenue and operating results.  Our cash provided by operating activities in the six months ended June 30, 2008 was $4.7 million. This was due to the $6.5 million gain on sale of asset based trail commissions, offset in part by a decline in cash based operating results. In the six months ended June 30, 2007 we used $3.3 million primarily due to our net loss, partially offset by proceeds from the sale of trading securities and non-cash charges such as depreciation and amortization.  Other uses of cash during the six months ended June 30, 2007, consisted of a decrease in the accounts payable and accrued liabilities and gains on trading securities.

Net cash provided by investing activities in the six months ended June 30, 2008 of $3.7 million was primarily due to the sale of our office building in Rome, Georgia offset by temporarily restricted cash used to fund various arbitration settlements, legal fees and related expenses associated with our discontinued broker dealer operation. Net cash used in investing activities during the six months ended June 30, 2007 of $475,000 was primarily due to purchases of fixed assets, partially offset by proceeds from the sale of prospectdigital’s assets and repayments of notes receivable.

Net cash used by financing activities in the six months ended June 30, 2008 was $8.4 million and was primarily due to paying off the $6 million note payable and the $2.6 mortgage on our office building in Rome, Georgia. Net cash provided by financing activities in the six months ended June 30, 2007 of $1.8 million, primarily consisted of proceeds from loans received from our investment broker.

We generated $4.7 million in cash from operating activities in the six months ended June 30, 2008. Excluding the $6.5 million gain on sale of the asset based trail commission, sale of the Rome building and the provision for income taxes we would have used $1.7 million of cash in our operations and incurred consolidated operating net losses of $4.7 million during the six months ended June 30, 2008.  If our consolidated net operating losses continue, a cash shortfall could ultimately occur.

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

Item 4.

Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives.  As of June 30, 2008, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  Our management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there have been no such changes during the period covered by this report.

Item 4T.  Controls and Procedures

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

Item 4.

Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of our shareholders at the Annual Meeting of Shareholders held on June 16, 2008:

	For	Against	Abstain / Withheld

Election of five directors to hold office until the Annual Meeting of Shareholders in 2008 and until their successors are  elected and qualify.  The directors elected at the Annual Meeting of Shareholders are:

a. Lynda L. Regan	14,636,300	-	99,550
b. R. Preston Pitts	14,636,612	-	99,238
c. Ute Scott-Smith	14,637,557	-	98,293
d. J. Daniel Speight, Jr.	14,552,727	-	183,123
e. Dr. Donald Ratajczak	14,552,785	-	183,065

Ratification of the appointment of Burr, Pilger & Mayer LLP as the Company’s independent auditors for the year ended December 31, 2008	14,646,950	2,816	86,084

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

REGAN HOLDING CORP.

Date: August 14, 2008	Signature: /s/ R. Preston Pitts
R. Preston Pitts
President, Chief Operating Officer and Chief Financial Officer