Form 10-Q
period 2008-09-30
REGAN HOLDING CORP
filed 2008-11-14
CIK 870069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

or

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

Yes   [X]      No   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [   ]      No   [X]

As of November 14, 2008, there were 23,525,000 shares of Common Stock-Series A outstanding and 550,000 shares of Common Stock-Series B outstanding.

See notes to financial statements.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Balance Sheet

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and cash equivalents	$141,000	$152,000
Temporarily restricted cash	74,000	656,000
Trading investments	6,281,000	7,625,000
Accounts receivable, net of allowance of $157,000 and $160,000
at September 30, 2008 and December 31, 2007	6,281,000	1,009,000
Notes receivable, net	182,000	491,000
Prepaid expenses and deposits	97,000	293,000
Current assets from discontinued operations	332,000	380,000
Total current assets	7,746,000	10,606,000
Net fixed assets	2,432,000	8,543,000
Other assets	1,045,000	1,253,000
Total non-current assets	3,477,000	9,796,000
Total assets	$11,223,000	$20,402,000

Liabilities, redeemable common stock, and shareholders' deficit
Liabilities
Accounts payable and accrued liabilities	$4,355,000	$4,076,000
Current portion of notes payable and other borrowings	4,496,000	4,691,000
Current liabilities from discontinued operations	177,000	288,000
Total current liabilities	9,028,000	9,055,000
Deferred compensation payable	6,390,000	7,919,000
Deferred gain on sale of building	1,951,000	2,158,000
Other liabilities	209,000	189,000
Notes payable, less current portion	-	7,824,000
Total non-current liabilities	8,550,000	18,090,000
Total liabilities	17,578,000	27,145,000

Redeemable common stock, Series A and B	5,897,000	5,897,000

Shareholders' deficit
Preferred stock, no par value: Authorized: 100,000,000 shares;
No shares issued or outstanding	-	-
Series A common stock, no par value:
Authorized: 45,000,000 shares; issued and outstanding: 20,959,000
shares at September 30, 2008 and December 31, 2007	3,921,000	3,921,000
Paid-in capital	6,650,000	6,650,000
Accumulated deficit	(22,823,000)	(23,211,000)
Total shareholders' deficit	(12,252,000)	(12,640,000)
Total liabilities, redeemable common stock, and shareholders' deficit	$11,223,000	$20,402,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue
Marketing allowances and commission overrides	$2,039,000	$1,740,000	$5,401,000	$7,251,000
Trailing commissions	236,000	762,000	1,191,000	2,359,000
Administrative fees	-	1,590,000	-	5,037,000
Sale of asset based trailing commissions	-	-	6,500,000	-
Other revenue	790,000	420,000	2,804,000	952,000

Total revenue	3,065,000	4,512,000	15,896,000	15,599,000

Expenses
Selling, general and administrative	3,363,000	5,232,000	11,150,000	17,909,000
Depreciation and amortization	931,000	685,000	2,928,000	2,196,000
Other	260,000	369,000	857,000	1,085,000

Total expenses	4,554,000	6,286,000	14,935,000	21,190,000

Operating (loss) income	(1,489,000)	(1,774,000)	961,000	(5,591,000)

Other income	40,000	49,000	361,000	174,000
Interest expense	(74,000)	(211,000)	(457,000)	(525,000)
Total other expense, net	(34,000)	(162,000)	(96,000)	(351,000)

(Loss) income from continuing operations before income taxes	(1,523,000)	(1,936,000)	865,000	(5,942,000)
(Benefit from) provision for income taxes	(16,000)	(9,000)	85,000	(7,000)

(Loss) income from continuing operations	(1,507,000)	(1,927,000)	780,000	(5,935,000)
(Loss) income from discontinued operations, net of tax	(60,000)	837,000	(392,000)	349,000

Net (loss) income	$(1,567,000)	$(1,090,000)	$388,000	$(5,586,000)

Basic net (loss) income per share:
(Loss) income from continuing operations	$(0.06)	$(0.08)	$0.03	$(0.25)
Net (loss) income	$(0.07)	$(0.05)	$0.02	$(0.23)

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(0.06)	$(0.08)	$0.03	$(0.25)
Net (loss) income	$(0.07)	$(0.05)	$0.02	$(0.23)

Shares used in per share computation:
Basic	24,076,000	24,076,000	24,076,000	24,076,000
Diluted	24,076,000	24,076,000	24,076,000	24,076,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Deficit

(Unaudited)

	Series A Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2007	20,959,000	$3,921,000	$6,650,000	$(23,211,000)	$(12,640,000)

Net Income	-	-	-	388,000	388,000

Balance September 30, 2008 (unaudited)	20,959,000	$3,921,000	$6,650,000	$(22,823,000)	$(12,252,000)

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES\

Consolidated Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$388,000	$(5,586,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,928,000	2,203,000
Gain on sale of building	(214,000)	-
Losses on write-off of fixed assets	152,000	45,000
Amortization of deferred gain on sale of building	(207,000)	(206,000)
Decrease in allowance for doubtful accounts	(2,000)	(12,000)
Reserve on notes receivable	236,000
Losses (gains) on trading securities, net	1,294,000	(490,000)
Loss on sale of prospectdigital assets	-	189,000
Changes in operating assets and liabilities:
Sales of trading securities, net	50,000	734,000
Accounts receivable	372,000	629,000
Prepaid expenses and deposits	196,000	382,000
Accounts payable and accrued liabilities	279,000	(2,092,000)
Deferred compensation payable	(1,529,000)	125,000
Other operating assets and liabilities	228,000	(15,000)
Current assets and liabilities of discontinued operations	(63,000)	(74,000)
Net cash provided by (used in) operating activities:	4,108,000	(4,168,000)

Cash flows from investing activities:
Net proceeds from sales (purchases) of fixed assets	3,245,000	(901,000)
Decrease in temporarily restricted cash	582,000	-
Proceeds from the sale of prospectdigital assets	-	116,000
Repayments of notes receivable, net	73,000	65,000
Net cash provided by (used in) investing activities:	3,900,000	(720,000)

Cash flows from financing activities:
Proceeds from loans payable	225,000	3,407,000
Payments of notes payable	(8,244,000)	(62,000)
Net cash (used in) provided by financing activities:	(8,019,000)	3,345,000

Net decrease in cash and cash equivalents	(11,000)	(1,543,000)
Cash and cash equivalents, beginning of period	152,000	2,917,000
Cash and cash equivalents, end of period	$141,000	$1,374,000

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

The Consolidated Financial Statements are unaudited but reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position and results of operations.  The results for the three months and nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the entire year.  These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed by the Company with the Securities and Exchange Commission on March 31, 2008.

2.

Income (Loss) per Share

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

(Loss) income from continuing operations	$(1,507,000)	$(1,927,000)	$780,000	$(5,935,000)
Loss from discontinued operations	(60,000)	837,000	(392,000)	349,000
Net (loss) income	$(1,567,000)	$(1,090,000)	$388,000	$(5,586,000)

Weighted average shares used to compute basic and
diluted net loss per share amounts	24,076,000	24,076,000	24,076,000	24,076,000
Basic and diluted net (loss) income per share:
(Loss) income from continuing operations	$(0.06)	$(0.08)	$0.03	$(0.25)
Net (loss) income	$(0.07)	$(0.05)	$0.02	$(0.23)

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(0.06)	$(0.08)	$0.03	$(0.25)
Net (loss) income	$(0.07)	$(0.05)	$0.02	$(0.23)

As the Company incurred net losses in the three months ended September 30, 2008 and 2007 and nine months ended September 30, 2007, options to purchase 2.3 million and 3.4 million shares of the Company’s common stock were excluded from the computation of diluted net loss per share as the effect would have been antidilutive.  For the nine months ended September 30, 2008, options to purchase 2.3 million of the Company’s common stock were excluded from the computation of diluted net income per share as they were not “in-the-money”.

3.

Sale of Assets

On March 26, 2008, the Company entered into an agreement to sell certain of its asset based trailing commissions (“trail commissions”) to Legacy TM, a limited partnership (the “Partnership”), for $6.5 million in cash and an interest in the Partnership. The transaction closed on March 26, 2008. As a portion of the consideration for the trail commissions, the Partnership issued to Legacy Marketing a Class A limited partnership interest in the Partnership that includes the beneficial interest in 33 1/3% of the trail commission revenue received on those policies in effect on or prior to the closing date for the one year period subsequent to the closing date and all revenue associated with policies that become effective after the closing date. The Company’s limited partnership interest is unencumbered. Lynda Pitts, Chief Executive Officer, and Preston Pitts, President, Chief Operating Officer and Chief Financial Officer of the Company, each of whom is also a director of the Company, are the general partners of the Partnership and together own all of the Class B limited partnership interests in the Partnership.

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

4.

Income Taxes

The rate of provision for income taxes for the three months and nine months ended September 30, 2008 and 2007 differs from the federal and state statutory rate in 2008 due to the expected utilization of net operating loss carryforwards, and in 2007 due to an increase in the valuation allowance against existing deferred tax assets in the amounts of $397,000 and $2.2 million for the three and nine months ended September 30, 2007.

5.

Notes Payable

During the three months and nine months ended September 30, 2008, the Company obtained loans from its investment broker for general corporate purposes.  The loans bear interest at the lender's base lending rate plus a surcharge based on the amount of the loans  (6.875% at September 30, 2008), and are collateralized by the Company's investment portfolio.  As of September 30, 2008, $4.3 million remained payable under this arrangement.

On September 8, 2008, the Company entered into a Line of Credit Promissory Note with Lynda Pitts, Chief Executive Officer and Preston Pitts, Chief Operating Officer and Chief Financial Officer of the Company of which $225,000 has been advanced. Interest on the unpaid principal accrues monthly at a rate of 6% per annum. Principal and interest are due upon demand. As of September 30, 2008, $226,000 in principal and interest remained payable under the arrangement.

6.

Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, for our financial assets and liabilities.  The adoption of this portion of SFAS No. 157 did not have any effect on our financial position or results of operations and we do not expect the adoption of the provisions of SFAS No. 157 related to non-financial assets and liabilities to have an effect on our financial position or results of operations.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

The fair-value hierarchy established in SFAS No. 157 prioritizes the inputs used in valuation techniques into three levels as follows:

Level 1

Observable inputs – quoted prices in active markets for identical assets and liabilities;

Level 2

Observable inputs other than the quoted prices in active markets for identical assets and liabilities – such as quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, or other inputs that are observable or can be corroborated by observable market data;

Level 3

Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

As of September 30, 2008 trading securities valued at $6.3 million and a deferred compensation liability valued at $6.4 million were valued using level 1 inputs.

7.

Subsequent Event

On October 9, 2008, the Company liquidated its investment portfolio for $5.2 million. The proceeds were used to repay the loans from its investment broker, the outstanding balance of which was $4.3 million.

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

Our core business consists of selling fixed annuity products, on behalf of insurance carriers, through a network of independent insurance producers (“Producers”).  If the initiatives undertaken by the SEC, FINRA or state insurance regulators with respect to equity-indexed and other fixed annuities were to result in new regulation or laws, the demand for fixed annuities products, our operations and those of our Producers could be adversely affected.  If such initiatives were to result in new regulation or laws, they could have a material adverse effect on the insurance industry in general or on our financial condition and results of operations.

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

In addition, the U.S. Congress from time to time has considered legislation that would impose certain national uniform standards on insurance companies, establish an optional federal charter system for insurance companies and repeal the McCarran-Ferguson antitrust exemption for the business of insurance, any of which could have a significant impact on our business.  In 2008, the United States Treasury Department promulgated a position paper advocating an overhaul of financial legislation nationwide that included federal regulation of the insurance industry in substantial part in substitution for state regulation. If such laws or regulations are adopted, they could have a material adverse effect on our financial condition and results of operations.

New tax regulations have also been adopted recently that affect the treatment of tax-sheltered annuity contracts.  Also, new accounting and actuarial proposals, including principles-based reserving, may be proposed and adopted.  These developments also could have a material adverse effect on our financial condition and results of operations.

Legacy Financial, a discontinued operation, is registered as a broker-dealer with, and is subject to regulation by FINRA and various state agencies.  This regulation covers matters such as capital requirements, recordkeeping and reporting requirements, and employee-related matters, including qualification and licensing of supervisory and sales personnel.  Any proceeding alleging violation of, or noncompliance with, laws and regulations applicable to Legacy Financial could harm its business and financial condition, and our results of discontinued operations.

Results of Operations

We had consolidated income from continuing operations of $388,000 in the nine months ended September 30, 2008, compared to a consolidated loss from continuing operations of $5.6 million in the nine months ended September 30, 2007.  Our revenue decreased $1.4 million (32%) in the three months ended September 30, 2008, compared to the same periods of 2007 primarily due to $1.6 million in lower administrative fees and a $526,000 decrease in trailing commissions offset in part by a $299,000 increase in marketing allowances and commissions and a $370,000 increase in other revenue. Our revenue increased $297,000 (2%) in the nine months ended September 30, 2008, compared to the same period of 2007 primarily due to a $6.5 million gain on a one-time sale of asset based trail commissions and a $1.9 million increase in other revenue offset in part by a $1.2 million decrease in trailing commissions, a $5.0 million decrease in administrative fees and a $1.9 million reduction in marketing allowances and commission overrides.

Administrative fee revenue decreased in the three months and nine months ended September 30, 2008, compared to the $1.6 million and $5.0 million, respectively, during the same periods in 2007, due to the transfer of the Company’s policy administration function to a subsidiary of Perot Systems (Perot). Other revenue increased $370,000 and $1.9 million in the three months and nine months ended September 30, 2008, compared to the same periods in 2007 as Perot is paying the Company for performing certain transition related services.

The increase in marketing allowances and commission overrides during the three and nine months ended September 30, 2008, compared to the same periods in 2007 was primarily attributable to higher sales of products issued by Investors Insurance Corporation (“Investors”) offset in part by lower sales products issued by Washington National Insurance Company (“Washington National”), American National Insurance Company (“American National”) and OM Financial Life Insurance Company (“Old Mutual”).

Trailing commissions decreased $526,000 during the three months ended September 30, 2008, and $1.2 million during the nine months ended September 30, 2008, compared to the same periods in 2007 primarily due to the sale of the asset-based trailing commissions for $6.5 million in March 2008.

During the three months and nine months ended September 30, 2008 and 2007, Legacy Marketing sold products primarily on behalf of four unaffiliated insurance carriers:  Investors, Washington National, American National and Old Mutual. As indicated below, sales of these carriers’ products generated a significant portion of our total marketing allowance and commission overrides revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Investors	49%	8%	41%	8%
Washington National	17%	23%	26%	28%
American National	16%	24%	16%	22%
Old Mutual	13%	9%	12%	10%

Our marketing allowance and commission overrides revenue were derived primarily from sales of the following fixed annuity products:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
PremierMark Plus (sold on behalf of Investors)	41%	4%	35%	5%
RewardMark(SM) series (sold on behalf of Washington National)	17%	23%	26%	28%
AmeriMark (sold on behalf of Old Mutual)	16%	9%	12%	10%
BenchMark(SM) series (sold on behalf of American National)	12%	22%	15%	21%

Selling, general and administrative expenses decreased $1.9 million (36%) during the three months ended  September 30, 2008, and $6.8 million (38%) during the nine months ended September 30, 2008, compared to the same periods in 2007 mainly due to a decrease in salaries and related benefits expense as the result of reduced headcount, a decrease in professional fees, and a decrease in occupancy costs and office supplies associated with third party administrative processes transferred to Perot Systems in October 2007.

The rate of provision for income taxes for the three and nine months ended September 30, 2008 and the same periods in 2007 differ from the federal and state statutory rate primarily due to the expected utilization of net operating loss carryforwards in 2008. In 2007, the rate of provision for income taxes differed from the federal and state statutory rate due an increase in the valuation allowances against existing deferred tax assets in the amounts of $397,000 for the three months ended September 30, 2007 and $2.2 million for the six months ended September 30, 2007.

Liquidity and Capital Resources

Our cash provided by or used in operating activities generally follows the trend in our revenue and operating results.  Our cash provided by operating activities in the nine months ended September 30, 2008 of $3.9 million was primarily due to the $6.5 million gain on sale of asset based trail commissions, offset in part by a decline in cash operating results. In the nine months ended September 30, 2007 cash used of $4.2 million was primarily the result of our net loss, offset in part by proceeds from the sale of trading securities and non-cash charges such as depreciation and amortization.  Other uses of cash during the nine months ended September 30, 2007, consisted of a decrease in the accounts payable and accrued liabilities and gains on trading securities.

Net cash provided by investing activities in the nine months ended September 30, 2008 of $4.1 million was primarily due to the sale of our office building in Rome, Georgia, the decrease in temporarily restricted cash used to fund various arbitration settlements, legal fees and related expenses associated with our discontinued broker dealer operation and repayments of notes receivable. Net cash used in investing activities during the nine months ended September 30, 2007 of $720,000 was primarily due to purchases of fixed assets, offset in part by proceeds from the sale of prospectdigital’s assets and repayments of notes receivable.

Net cash used by financing activities in the nine months ended September 30, 2008 was $8.0 million and was primarily due to paying off the $6 million note payable and the $2.6 million mortgage on our office building in Rome, Georgia, offset in part by a notes payable advance of $225,000. Net cash provided by financing activities in the nine months ended September 30, 2007 of $3.3 million, primarily consisted of proceeds from loans received from our investment broker.

We generated $3.9 million in cash from operating activities in the nine months ended September 30, 2008. Excluding the $6.5 million gain on sale of the asset based trail commissions, sale of the Rome building and the provision for income taxes we would have used $2.5 million of cash in our operations and incurred consolidated operating net losses of $6.2 million during the nine months ended September 30, 2008.  If our consolidated net operating losses continue, a cash shortfall could ultimately occur.

In the event that a cash shortfall does occur, adequate financing to meet our cash flow needs may be difficult to obtain in the current credit environment. There can be no assurances that such financing, if available would have favorable terms.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Due to the liquidation of the Company’s investment portfolio subsequent to the quarter ending September 30, 2008, the Company could be exposed to variability in its indexed based deferred compensation liability which would not be substantially offset by changes in invested asset values. Other than the market risks with our deferred compensation plan, there have been no other material changes in our market risk, interest rate risk, credit risk, or equity price risk since December 31, 2007.  Please see our Annual Report on Form 10-K for the year ended December 31, 2007, for more information concerning Quantitative and Qualitative Disclosures About Market Risk.

Item 4.

Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives.  As of September 30, 2008, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  Our management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there have been no such changes during the period covered by this report.

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

REGAN HOLDING CORP.

Date: November 14, 2008	Signature:	/s/ R. Preston Pitts
R. Preston Pitts
President, Chief Operating Officer and Chief
Financial Officer