Form 10-Q/A
period 2008-09-30
REGAN HOLDING CORP
filed 2008-11-18
CIK 870069

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

See notes to financial statements.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Balance Sheet

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and cash equivalents	$141,000	$152,000
Temporarily restricted cash	74,000	656,000
Trading investments	6,281,000	7,625,000
Accounts receivable, net of allowance of $157,000 and $160,000
at September 30, 2008 and December 31, 2007	639,000	1,009,000
Notes receivable, net	182,000	491,000
Prepaid expenses and deposits	97,000	293,000
Current assets from discontinued operations	332,000	380,000
Total current assets	7,746,000	10,606,000
Net fixed assets	2,432,000	8,543,000
Other assets	1,045,000	1,253,000
Total non-current assets	3,477,000	9,796,000
Total assets	$11,223,000	$20,402,000

Liabilities, redeemable common stock, and shareholders' deficit
Liabilities
Accounts payable and accrued liabilities	$4,355,000	$4,076,000
Current portion of notes payable and other borrowings	4,496,000	4,691,000
Current liabilities from discontinued operations	177,000	288,000
Total current liabilities	9,028,000	9,055,000
Deferred compensation payable	6,390,000	7,919,000
Deferred gain on sale of building	1,951,000	2,158,000
Other liabilities	209,000	189,000
Notes payable, less current portion	-	7,824,000
Total non-current liabilities	8,550,000	18,090,000
Total liabilities	17,578,000	27,145,000

Redeemable common stock, Series A and B	5,897,000	5,897,000

Shareholders' deficit
Preferred stock, no par value: Authorized: 100,000,000 shares;
No shares issued or outstanding	-	-
Series A common stock, no par value:
Authorized: 45,000,000 shares; issued and outstanding: 20,959,000
shares at September 30, 2008 and December 31, 2007	3,921,000	3,921,000
Paid-in capital	6,650,000	6,650,000
Accumulated deficit	(22,823,000)	(23,211,000)
Total shareholders' deficit	(12,252,000)	(12,640,000)
Total liabilities, redeemable common stock, and shareholders' deficit	$11,223,000	$20,402,000

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