Form 10-K
period 2008-12-31
REGAN HOLDING CORP
filed 2009-03-31
CIK 870069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

[__]

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

Common Stock, No Par Value

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [__] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES [__] NO [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or smaller reporting company filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [__]

Accelerated filer [__]

Smaller reporting company filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [__] NO [X]

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

As of March 15, 2009, the number of shares outstanding of the registrant’s Series A Common Stock was 23,525,000 and the number of shares outstanding of the registrant’s Series B Common Stock was 550,000.  The registrant has no other shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement to be filed by amendment or pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with Regan Holding Corp.’s Annual Meeting of Stockholders to be held on September 14, 2009 , are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

Page

Part I

Item 1.

 Business

1

Item 1A.

 Risk Factors

4

Item 1B.

 Unresolved Staff Comments

8

Item 2.

 Properties

8

Item 3.

 Legal Proceedings

8

Item 4.

 Submission of Matters to a Vote of Security Holders

8

Part II

Item 5.

 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

 Equity Securities

9

Item 6.

 Selected Financial Data

10

Item 7.

 Management’s Discussion and Analysis of Financial Condition and Results of Operations

     11

Item 7A.

 Quantitative and Qualitative Disclosures about Market Risk

20

Item 8.

 Financial Statements and Supplementary Data

    21

Item 9.

 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

43

Item 9A.

 Controls and Procedures

43

Item 9A(T) Controls and Procedures

43

Item 9B.

 Other Information

44

Part III

Item 10.

 Directors, Executive Officers and Corporate Governance

45

Item 11.

 Executive Compensation

   45

Item 12.

 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

   45

Item 13.

 Certain Relationships and Related Transactions, and Director Independence

   45

Item 14.

 Principal Accountant Fees and Services

   45

Part IV

Item 15.

 Exhibits and Financial Statement Schedules

46

PART I

Item 1. Business

Except for historical information contained herein, the matters discussed in this report may contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties that could cause actual results to differ materially. See “Management’s and Discussion and Analysis of Financial Condition and Results of Operations, Forward-Looking Statements.”

General Development of Business

Regan Holding Corp. (“Regan Holding”) is a holding company, incorporated in the State of California in 1990, whose primary operating subsidiary is Legacy Marketing Group (“Legacy Marketing”).  Legacy Marketing designs and markets fixed annuity products on behalf of certain unaffiliated insurance carriers in each of the United States, except Alabama and New York.

Legacy Marketing’s primary marketing agreements are with American National Insurance Company (“American National”), Investors Insurance Corporation (“Investors Insurance”), OM Financial Life Insurance Company/Americom Life (“OM Financial (Americom)”), and Washington National Insurance Company (“Washington National”). The marketing agreements grant Legacy Marketing the exclusive right to market certain proprietary fixed annuity products issued by these insurance carriers.   An annuity is a contract in which an insurance company makes a series of income payments at regular intervals in return for a premium that a policyholder has paid. Annuities are most often bought for future retirement income. Only an annuity can pay an income that can be guaranteed to last as long as the policyholder lives. Under the terms of these agreements, Legacy Marketing is responsible for recruiting independent insurance agents (who we refer to as “Producers”), who have contracted with Legacy Marketing to sell fixed annuity products, and are appointed with the applicable insurance carrier.  For these sales, the insurance carriers pay marketing allowances and commissions to Legacy Marketing based on the premium amount of insurance policies placed inforce.  Legacy Marketing is responsible for paying sales commissions to the Producers.

Legacy Marketing sells fixed annuity products through a network of Producers.  Each Producer has entered into a non-exclusive agreement with Legacy Marketing, which defines the parties’ business relationship.  Such agreements typically may be terminated by either party with or without cause or prior notice.

Legacy Marketing’s sales network is built on a multi-level structure in which Producers may recruit other Producers.  Recruited Producers are referred to as “downline” Producers within the original Producer’s network. Recruited Producers may also recruit other Producers, creating a hierarchy under the original Producer.  The standard Producer contract contains a nine-level design in which a Producer may advance from one level to the next based on sales commission amounts earned or the size of the Producer’s downline network.  As a Producer advances to higher levels within the system, he/she receives higher commissions on sales made through his/her downline network.  This creates a financial incentive for Producers to build a hierarchy of downline Producers, which contributes to their financial growth and to the growth of Legacy Marketing.  If a Producer leaves the network, his/her downline Producers can still remain contracted with Legacy Marketing and receive sales commissions.  Advancements to higher levels can occur as often as every three months. Producers at the highest levels are called “Wholesalers.”

Legacy Marketing provides tools and services that assist Wholesalers with recruiting, training, managing, and support responsibilities associated with the Producers in their hierarchy.  In addition, Legacy Marketing assists Producers with programs designed to increase their sales and better serve their clients.  Recruiting and training programs include visual presentations, informational videos and seminars, and advertising material guidelines.  Legacy Marketing also produces product information, sales brochures, pre-approved advertisements and recruiting materials.

Legacy Marketing works closely with the insurance carriers in product design and development. Legacy Marketing’s actuarial and marketing departments work with the insurance carriers to design proprietary fixed annuity products to be marketed by Legacy Marketing. All of these products include guarantees for the benefit of policyholders and are guaranteed by the issuing insurance carriers. These guarantees generally include:

•

a contractually guaranteed minimum interest rate; and

•

the ability to allocate among various crediting rate strategies.

The marketing agreements allow Legacy Marketing to enter into similar arrangements with other insurance carriers.  The marketing agreement with American National expires on November 15, 2009, and may be renewed by mutual agreement for successive one-year terms.  The agreement may be terminated by either party upon twelve months prior written notice without cause, and may be terminated by either party immediately for cause.  The marketing agreement with Investors Insurance expires on March 31, 2009, and will be renewed automatically for successive one-year terms unless terminated earlier by either party upon twelve months prior written notice without cause.  The marketing agreement with OM Financial (Americom) expires on June 10, 2009, and will automatically renew for successive one-year periods, unless terminated by Legacy Marketing with twelve months written notice or by OM Financial (Americom) with at least six months written notice.  Either party may terminate the agreements immediately for cause.  The marketing agreement with Washington National expires on October 10, 2009, and may be renewed by mutual agreement for successive one-year terms, unless terminated by either party upon twelve months prior written notice without cause, and by either party immediately for cause.

In addition to the marketing agreements, Legacy Marketing had administrative agreements with each of the four insurance carriers listed above.  Effective October 17, 2007, Legacy Marketing entered into an agreement and strategic alliance with a subsidiary of Perot Systems Corporation (“Perot Systems”), whereby Legacy Marketing transferred its third party administration services function and the employees located in Rome, Georgia, who provide these services to Perot Systems in exchange for Perot Systems’ assumption of such administrative service functions.

We owned an office building in Rome, Georgia, which was used to accommodate some of Legacy Marketing’s administrative activities.  We financed the property with a mortgage loan, which totaled $2.6 million at December 31, 2007.  On October 17, 2007, we entered into a lease with Perot Systems whereby Perot Systems leased our offices in Rome, Georgia, for a ten-year term at an initial rental price of $8.00 per square foot (a lease amount of approximately $300,000 per year).  On May 23, 2008, the Company sold its office building in Rome, Georgia for $3.5 million for a gain of $214,000. Proceeds from the sale of the building were used to repay the mortgage on the property, the outstanding balance of which was $2.6 million. As a result of the sale, the lease with Perot Systems was terminated.

On May 31, 2007, Regan Holding and two of its subsidiaries, Legacy Financial Services Inc. (“Legacy Financial”) and Legacy Advisory Services Inc., entered into an agreement with Multi-Financial Securities Corporation whereby Legacy Financial transferred its registered representatives and customer accounts to Multi-Financial Securities Corporation.  Under the agreement, on September 28, 2007, Multi-Financial Securities Corporation paid Legacy Financial $1.0 million (11.5%) of the aggregate gross dealer concessions earned at Legacy Financial Services between May 1, 2006, and April 30, 2007, by those transferred representatives who were, as of the measurement date (as defined in the agreement), registered with Multi-Financial Securities Corporation and in good standing with the Financial Industry Regulatory Authority (“FINRA”,).  In addition, on each of the first four anniversary dates of the measurement date, subject to certain conditions, Multi-Financial Securities Corporation is obligated to pay Legacy Financial Services an amount representing up to four and a half percent (4.5%) of each transferred representative’s aggregate gross dealer concessions earned with Multi-Financial Securities Corporation during the one year period prior to such anniversary date. As of December 31, 2008, Legacy Financial did not meet the specified terms in order to receive the second payment from Multi-Financial Securities Corporation and does not expect to receive any payments related to this agreement in the future.

Legacy Financial was registered as a broker-dealer with, and was subject to regulation by, the U.S. Securities and Exchange Commission (“SEC”), FINRA, the Municipal Securities Rulemaking Board, and various state agencies.  As a result of federal and state broker-dealer registration and self-regulatory organization memberships, Legacy Financial wa s subject to regulation that covers many aspects of its securities business.  This regulation covers matters such as capital requirements, recordkeeping and reporting requirements, and employee-related matters, including qualification and licensing of supervisory and sales personnel. Also, these regulations included supervisory and organizational procedures intended to ensure compliance with securities laws and prevent improper trading on material nonpublic information.  Rules of the self-regulatory organizations are designed to promote high standards of commercial honor and just and equitable principles of trade.  A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers.  As a result, many aspects of the broker-dealer customer relationship are subject to regulation, including “suitability” determinations as to customer transactions, limitations in the amounts that may be charged to customers, and correspondence with customers. As of September 29, 2008 Legacy Financial withdrew as a broker-dealer registered with FINRA.

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

On July 20, 2006, Legacy Marketing entered into a credit agreement (the “Credit Agreement”) with Washington National Insurance Company (the “Lender”).  Pursuant to the terms of the Agreement, the Lender made a non-revolving multiple advance term loan (the “Term Loan”) to Legacy Marketing totaling $6.0 million.  On April 12, 2007, Legacy Marketing amended certain terms of the Credit Agreement through the execution of Amendment No. 1 to the Credit Agreement (the Credit Agreement, as so amended, the “Amended Agreement”) and (1) extended the final maturity of the loan under the Credit Agreement from April 1, 2012, to December 31, 2012; (2) changed certain of the requirements for mandatory prepayments under the Credit Agreement; (3) changed certain terms of the financial covenants specified in the Credit Agreement; and (4) revised certain definitions contained in the Credit Agreement. On March 28, 2008, the balance due of $6.0 million, plus accrued interest, on the Credit Agreement was repaid.

On November 18, 2005, Regan Holding sold its office buildings in Petaluma, California for $12.8 million.  Regan Holding and the third party buyer (the “Buyer”) further agreed to enter into a ten year lease agreement, concurrently with the sale of the buildings, whereby it leased back 71,612 square feet through March 14, 2007, and will continue to lease back 47,612 square feet for the remainder of the lease term.  The monthly base rent was $1.33 per square foot in 2008 and $1.29 per square foot in 2007 and will increase annually by three percent during the term of the lease, in addition to monthly taxes and operating expenses.

In January 2006, management of Regan Holding decided to discontinue the operations of Values Financial Network (“VFN”).  VFN incurred losses from operations of $579,000 for the year ended December 31, 2005.  Regan Holding incurred insignificant costs in connection with exiting the operations of VFN.

Competitive Business Conditions

The fixed annuity business is rapidly evolving and intensely competitive. Legacy Marketing’s primary market is fixed annuity products sold through independent Producers.  Fixed annuity product sales in the United States were approximately $109 billion in 2008. Some of Legacy Marketing’s top competitors designing, marketing, and selling fixed annuity products through independent sales channels are Allianz Life of North America, American Equity Investment Life,  and Aviva USA.  These competitors may have greater financial resources than Legacy Marketing.  However, we believe that Legacy Marketing’s business model allows greater flexibility, as it can adjust the mix of business sold if one or more of its carriers were to experience capital constraints or other events that affect their business models. Legacy Marketing’s competitors may respond more quickly to new or emerging products and changes in customer requirements.  We are not aware of any significant new means of competition, products or services that our competitors provide or will soon provide. However, in the highly competitive fixed annuity marketplace, new distribution models, product innovations and technological advances may occur at any time and could present Legacy Marketing with competitive challenges.  There can be no assurance that Legacy Marketing will be able to compete successfully.  In addition, Legacy Marketing’s business model relies significantly on its Wholesaler distribution network to effectively market its products competitively.  Maintaining relationships with these Wholesaler distribution networks requires introducing new products and services to the market in an efficient and timely manner, offering competitive commission schedules, and providing superior marketing, product training, and support.  Due to competition among insurance companies and insurance marketing organizations for successful Wholesalers, there can be no assurance that Legacy Marketing will be able to retain some or all of its Wholesaler distribution networks.

Recent Industry Developments

During the past few years, several proposals relating to our business have been made by federal and state agencies and legislative bodies and securities and insurance self-regulatory organizations.  As discussed below, a few of these proposals have become effective, and others may be made or adopted.

On December 18, 2008, the SEC adopted Rule 151A which will require certain fixed indexed annuity sales to be registered with the SEC by January 12, 2011.  In addition, under the rule registered fixed indexed annuities will only be able to be sold by FINRA registered broker-dealers and representatives.  As a result, fixed indexed annuity sales will be subject to regulation and oversight by both the SEC and FINRA.  In response to the rule's adoption, a coalition of insurance companies and insurance marketing organizations have filed suit to block the implementation of the rule. In addition, on February 17, 2009 the National Association of Insurance Commissioners (“NAIC”) and NCOIL (the association of state insurance regulators and a group representing state legislators) also filed a petition with the U.S. Court of Appeals for the D.C. Circuit that seeks to block implementation  of the rule.  Both suits dispute the SEC's authority to adopt Rule 151A.   The industry groups argue the SEC rule violates the Securities Act of 1933 and prior Supreme Court precedents and that the SEC itself violated the Administrative Procedures Act. We cannot at this time predict whether implementation of Rule 151A will be enjoined.  If Rule 151A becomes effective as adopted in 2011, Legacy Marketing  could be adversely impacted as it would have to expand its distribution capabilities  utilizing registered broker dealers.

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

New tax regulations have also been adopted recently that affect the treatment of tax-sheltered annuity contracts.  In addition, new accounting and actuarial proposals, including principles-based reserving, may be proposed and adopted.  These developments also could have a material adverse effect on our financial condition and results of operations.

Employees

As of March 15, 2009, we employed 71  persons.  None of our employees are represented by a collective bargaining agreement.  We consider our relations with our employees to be good, and we will continue to strive to provide a positive work environment for our employees.

Item 1A. Risk Factors

RISKS RELATED TO OUR COMPANY

We have experienced losses in recent years and if losses continue, our business could suffer.

We had a net loss of $110,000 for the year ended December 31, 2008.  The loss was primarily due to a loss at Legacy Marketing resulting from decreased revenue, excluding the gain from the sale of partnership interests of $6.5 million, and discontinued operations.  We do not know when or if we will become profitable in the foreseeable future.  If our revenue continues to decline and we continue to incur net losses in future periods, our business and results of operations could suffer.

We depend on a limited number of sources for our products, and any interruption, deterioration, or termination of the relationship with any of our insurance carriers could be disruptive to our business and harm our results of operations and financial condition.

Legacy Marketing has marketing agreements with American National, Investors Insurance, OM Financial (Americom), and Washington National.  During 2008, 26%, 14%, 12% and 10% of our total consolidated revenue of $12.6 million, excluding the gain from the sale of partnership interest of $6.5 million, resulted from fixed annuity products Legacy Marketing marketed and sold on behalf of Investors Insurance, Washington National, American National, and OM Financial (Americom), respectively.  During 2007, 26%, 21%, 7% and 9% of our total consolidated revenue resulted from fixed annuity products Legacy Marketing marketed and sold on behalf of Washington National, American National, Investors Insurance, and OM Financial (Americom), respectively.

The marketing agreement with American National expires on November 15, 2009, and may be renewed by mutual agreement for successive one-year terms.  The agreement may be terminated by either party upon twelve months prior written notice without cause, and may be terminated by either party immediately for cause.  The marketing agreement with Investors Insurance expires on March 31, 2009, and will be renewed automatically for successive one-year terms unless terminated earlier by either party upon twelve months prior written notice without cause.  The marketing agreement with OM Financial (Americom) expires on June 10, 2009, and will automatically renew for successive one-year periods, unless terminated by Legacy Marketing with twelve months written notice or by OM Financial (Americom) with at least six months written notice.  Either party may terminate the agreements immediately for cause.  The marketing agreement with Washington National expires on October 10, 2009, and may be renewed by mutual agreement for successive one-year terms, unless terminated by either party upon twelve months prior written notice without cause, and by either party immediately for cause.

Effective October 17, 2007, Legacy Marketing terminated its carrier administrative agreements and  entered into an agreement and strategic alliance with a subsidiary of Perot Systems, whereby Legacy Marketing agreed to transfer its third party administration services function and the employees who provide these services to Perot Systems in exchange for Perot Systems’ assumption of such administrative service functions.  Perot Systems will also become the exclusive provider of administrative services for Legacy Marketing’s future portfolio of annuity products.  In the twelve months ended December 31, 2007 and 2006, Legacy Marketing received approximately $5.3 million and $7.4 million, respectively, in gross revenue under the administrative agreements with carriers.  The termination of administrative agreements does not affect the commissions earned by Legacy Marketing on additional premium received or assets under management with respect to the underlying insurance contracts.

Any interruption, deterioration, or termination of the relationship with any of Legacy Marketing’s insurance carriers could be disruptive to our business and harm our results of operations and financial condition.

If we fail to attract and retain key personnel, our business, operating results, and financial condition could be diminished.

Our success depends largely on the skills, experience and performance of certain key members of our management.  In the recent past, we have been successful in attracting and retaining key personnel.  We have no agreements with these individuals requiring them to maintain their employment with us.  If we lose one or more of these key employees, particularly Lynda L. Pitts, Chairman of the Board and Chief Executive Officer, or R. Preston Pitts, President and Chief Financial Officer, our business, operating results, and financial condition could be diminished because we rely on their contacts, insurance carrier and Producer and Wholesaler relationships, and strategic direction to drive our revenues.  However, we are not aware of any key personnel who are planning to retire or leave our company in the near future.  Although we maintain and are the beneficiary of key person life insurance policies on the lives of Lynda L. Pitts and R. Preston Pitts, we do not believe the proceeds would be adequate to compensate Regan Holding for their loss.

Competition for employees in our industry can be a concern, particularly for personnel with training and experience.  We may be unable to retain our highly skilled employees or to attract, assimilate, or retain other highly qualified employees in the future.

Our performance will depend on the growth of Legacy Marketing. If Legacy Marketing fails to grow, our financial performance could suffer.

Our growth is, and for the foreseeable future will continue to be, dependent on Legacy Marketing's ability to design and market competitive fixed annuity products and provide other products, services, and sales.  The ability of Legacy Marketing to successfully perform these services could be affected by many factors, including:

•

The ability of Legacy Marketing to recruit, train and retain Producers and provide them with product and sales training.

•

The degree of market acceptance of the products designed and marketed on behalf of our insurance carriers.

•

The relationship between Legacy Marketing and our insurance carriers and their capacity to accept new premium and maintain good financial ratings.

•

The failure of Legacy Marketing to comply with federal, state and other regulatory requirements applicable to the sale of insurance products.

•

Competition from other financial services companies in the sale of insurance products.

A large percentage of our revenue is derived from sales of fixed annuity products.  The historical crediting rates of fixed annuity products are directly affected by financial market conditions.  Changes in market or economic conditions can affect demand for these fixed annuities.  Our future success depends on our ability to introduce and market new products and services that are financially attractive and address our customers' changing demands.  We may experience difficulties that delay or prevent the successful design, development, introduction and marketing of our products and services. These delays may cause customers to forego purchases of our products and services and instead purchase those of our competitors.  The failure to be successful in our sales efforts could significantly decrease our revenue and operating results and result in weakened financial condition and prospects.

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

Pursuant to the terms of our Amended and Restated Shareholder's Agreement with Lynda L. Pitts, our Chief Executive Officer, upon the death of Mrs. Pitts, the heirs of Mrs. Pitts will have the option (but not the obligation) to sell to us all or a portion of the shares of Regan Holding owned by Mrs. Pitts at the time of her death.  In addition, we would also have the option (but not the obligation) to purchase from Mrs. Pitts’ estate all shares of common stock that were owned by Mrs. Pitts at the time of her death, or were transferred by her to one or more trusts prior to her death.  The purchase price to be paid by us, if any, shall be equal to 125% of the fair market value of the shares.  As of December 31, 2008, we believe 125% of the fair market value of the shares owned by Mrs. Pitts was equal to $562,000.  We have purchased life insurance coverage for the purpose of funding this potential obligation.  There can be no assurances, however, that the proceeds from this insurance coverage will be available or sufficient to cover the purchase price of the shares owned by Mrs. Pitts at the time of her death.  If the insurance proceeds were not available or sufficient to cover the purchase price of Mrs. Pitts’ shares at the time of her death, our operating results and financial condition could be adversely affected.

RISKS RELATED TO OUR INDUSTRY

We may not be able to compete successfully with competitors that may have greater resources than we do.

The fixed annuity business is rapidly evolving and intensely competitive.  Legacy Marketing's primary market is fixed annuities sold through independent Producers.  Fixed annuity product sales in the United States were approximately $109 billion in 2008.  Legacy Marketing had a 0.3% share of the 2008 fixed annuity product sales in the United States based on Legacy Marketing’s inforce premiums placed in 2008. Some of Legacy Marketing's top competitors selling fixed annuities through independent sales channels are Allianz Life of North America, American Equity Investment Life, and Aviva USA.  These competitors may have greater financial and other resources than we do, which allow them to respond more quickly than us under certain circumstances.

Legacy Marketing is not aware of any significant new means of competition, products or services that its competitors provide or will soon provide.  However, in the highly competitive fixed annuity marketplace, new distribution models, product innovations and technological advances may occur at any time and could present Legacy Marketing with competitive challenges.  There can be no assurance that Legacy Marketing will be able to compete successfully.  In addition, Legacy Marketing’s business model relies on its Wholesaler distribution networks to effectively market its products competitively.  Maintaining relationships with these Wholesaler distribution networks requires introducing new products and services to the market in an efficient and timely manner, offering competitive commission schedules, and providing superior marketing, product training, and support.  In the recent past, Legacy Marketing has been reasonably successful in expanding and maintaining its Wholesaler or Producer distribution network.  However, due to competition among insurance companies and insurance marketing organizations for successful Wholesalers, there can be no assurance that Legacy Marketing will be able to retain some or all of its Wholesaler distribution networks.

We may face increased governmental regulation and legal uncertainties, which could result in diminished financial performance.

During the past few years, several federal, state and insurance self-regulatory organization proposals have been made that could affect our business.  As discussed below, a few of these proposals have become effective, and others may be made or adopted.

On December 18, 2008, the SEC adopted Rule 151A which will require certain fixed indexed annuity sales to be registered with the SEC by January 12, 2011.  In addition, under the rule registered fixed indexed annuities will only be able to be sold by FINRA registered broker-dealers and representatives.  As a result, fixed indexed annuity sales will be subject to regulation and oversight by both the SEC and FINRA.  In response to the rule's adoption, a coalition of insurance companies and insurance marketing organizations have filed suit to block the implementation of the rule. In addition, on February 17, 2009 the NAIC and NCOIL (the association of state insurance regulators and a group representing state legislators) also filed a petition with the U.S. Court of Appeals for the D.C. Circuit that  seeks  to block implementation  of the rule.  Both suits dispute the SEC's authority to adopt Rule 151A.   The industry groups argue the SEC rule violates the Securities Act of 1933 and prior Supreme Court precedents and that the SEC itself violated the Administrative Procedures Act. We cannot at this time predict whether implementation of Rule 151A will be enjoined.  If Rule 151A becomes effective as adopted in 2011, we could be adversely impacted as we would have to expand our distribution capabilities into broker dealers.

Our core business consists of selling fixed annuity products, on behalf of insurance carriers, through a network of independent insurance producers (referred to as Producers). If Rule 151A becomes effective as adopted in 2011, the demand for fixed annuity products, our operations and those of our Producers could be adversely affected and could have a material adverse effect on the insurance industry in general or on our financial condition and results of operations.

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

New tax regulations have also been adopted recently that affect the treatment of tax-sheltered annuity contracts.  Also, new accounting and actuarial proposals, including principles-based reserving, may adopted.  These developments also could have a material adverse effect on our financial condition and results of operations.

Adverse changes in tax laws could diminish the marketability of most of our products, resulting in decreased revenue.

Under the Internal Revenue Code of 1986, as amended, income tax payable by policyholders on investment earnings is deferred during the accumulation period of most of the fixed annuity products that Legacy Marketing markets.  This favorable income tax treatment results in our policyholders paying no income tax on their earnings in the fixed annuity products until they take a cash distribution.  We believe that the tax deferral features contained within the fixed annuity products that Legacy Marketing markets give our products a competitive advantage over other non-insurance investment products where income taxes may be due on current earnings.  If the tax code is revised to reduce the tax-deferred status of annuity products or to increase the tax-deferred status of competing non-insurance products, our business could be adversely impacted because our competitive advantage could be weakened. If the tax code is revised to change existing estate tax laws, our business could be adversely affected. We cannot predict other future tax initiatives that the federal government may propose that may affect us.

We operate in an industry in which there is significant risk of litigation. Substantial claims against us could diminish our financial condition or results of operation.

As a professional services firm primarily engaged in the marketing of fixed annuity products, we encounter litigation in the normal course of business.  Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with legal counsel, that the ultimate disposition of these claims will not have a material adverse effect on our financial condition, cash flows or results of operations.  In addition, companies in the insurance industry have been subject to substantial claims involving sales practices, agent misconduct, failure to properly supervise agents, and other matters in connection with the sale of annuities.  Increasingly, these lawsuits have resulted in the award of substantial judgments, including material amounts of punitive damages that are disproportionate to the actual damages. In some states juries have substantial discretion in awarding punitive damages that creates the potential for material adverse judgments in litigation.  If any similar lawsuit or other litigation is brought against us, such proceedings may materially harm our business, financial condition, or results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We owned an office building in Rome, Georgia, which was used to accommodate some of Legacy Marketing’s operating activities.  We financed the property with a mortgage loan, which totaled $2.6 million at December 31, 2007.  On October 17, 2007, we entered into a lease with Perot Systems whereby Perot Systems leased our offices in Rome, Georgia, for a ten-year term at an initial rental price of $8.00 per square foot (a lease amount of approximately $300,000 per year).  On May 23, 2008, the Company sold its office building in Rome, Georgia for $3.5 million for a gain of $214,000. Net proceeds from the sale of the building were used to repay the mortgage on the property, the outstanding balance of which was $2.6 million. As a result of the sale, the lease with Perot Systems was terminated.

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

No items were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 15, 2009, our Series A Common Stock was held by approximately 1,200 shareholders of record and our Series B Common Stock was held by approximately 2,200 shareholders of record.  There is no established public trading market for our stock.

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

Regan Holding Corp.’s Common Stock became subject to the Securities Exchange Act of 1934 in November 1991 as a result of the issuance of shares of Series B Stock in connection with the acquisition of LifeSurance Corporation.  There has never been an active public trading market for the Common Stock.  Prior to December 31, 1992, Regan Holding Corp issued 5,935,094 shares of Series A Redeemable Common Stock at prices ranging from $1.00 to $2.25 per share.  This stock was issued in accordance with the terms of the 701 Asset Accumulator Program (the "701 Plan") between Regan Holding Corp., its independent insurance producers and employees, and the Confidential Private Placement Memorandum and Subscription Agreement (the "Subscription Agreement") between the Regan Holding Corp. and certain accredited investors.  Under the terms of the 701 Plan and the Subscription Agreement, the Series A Redeemable Common Stock may be redeemed at the option of the holder after being held for two consecutive years, at a redemption price based upon current market value, subject to Regan Holding Corp.’s ability to make such purchases under applicable corporate law.  In connection with the merger in 1991 between Regan Holding Corp. and LifeSurance Corporation, 615,242 shares of Series B Redeemable Common Stock were authorized and issued in exchange for all of the outstanding stock of LifeSurance Corporation.  Under the merger agreement, the Series B Redeemable Common Stock may be redeemed by the holder in quantities of up to 10% per year, at a redemption price based upon current market value, provided that the redemption is in accordance with applicable corporate law.

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

There were no stock repurchases in 2008 and 2007. The Company is currently unable to redeem its redeemable common stock due to restrictions in California corporation law.

Item 6. Selected Financial Data

	Year Ended December 31,
	2008	2007	2006	2005	2004
Selected Income Statement Data:
Total revenue	$19,140,000	$19,867,000	$25,845,000	$24,857,000	$34,009,000
Income (loss) from continuing operations	$488,000	$(9,349,000)	$(4,658,000)	$(11,248,000)	$(5,908,000)

Earnings (loss) from continuing operations
per share - basic:	$0.02	$(0.39)	$(0.19)	$(0.46)	$(0.25)

Earnings (loss) from continuing operations
per share - diluted:	$0.02	$(0.39)	$(0.19)	$(0.46)	$(0.25)

Selected Balance Sheet Data:
Total assets	$5,046,000	$20,463,000	$27,694,000	$30,400,000	$47,618,000
Total non current liabilities	$7,394,000	$18,090,000	$18,745,000	$13,540,000	$19,548,000
Redeemable common stock	$5,897,000	$5,897,000	$5,897,000	$6,219,000	$7,486,000
Cash dividends declared	-	-	-	-	-
Selected Operating Data:
Total fixed premium placed inforce (1)	$374 million	$410 million	$508 million	$480 million	$800 million

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

Forward-Looking Statements

Certain statements contained in this document, including Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of Regan Holding and its businesses to be materially different from that expressed or implied by such forward-looking statements.  These risks, uncertainties and factors include, among other things, the following: general market conditions and the changing interest rate environment; the interruption, deterioration, or termination of our relationships with the insurance carriers who provide our products or the agents who market and sell them; the ability to develop and market new products to keep up with the evolving industry in which we operate; increased governmental regulation, especially regulations affecting insurance, reinsurance, and holding companies; the ability to attract and retain talented and productive personnel; the ability to effectively fund our working capital requirements; the risk of substantial litigation or insurance claims; and other factors referred to under Item 1A. Risk Factors.

Regan Holding Corp. assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

General Overview of Our Business

Regan Holding is a holding company whose primary operating subsidiary is Legacy Marketing.

Legacy Marketing designs and markets fixed annuity products on behalf of certain unaffiliated insurance carriers in each of the United States, except Alabama and New York.  As of December 31, 2008, Legacy Marketing had marketing agreements with American National, Investors Insurance, OM Financial (Americom), and Washington National.  The marketing agreements grant Legacy Marketing the exclusive right to market certain fixed annuity products issued by these insurance carriers.  Legacy Marketing is responsible for recruiting agents, who have contracted with Legacy Marketing to sell these products, and are appointed with the applicable insurance carrier.  For these services, the insurance carriers pay Legacy Marketing commissions and marketing allowances.

Legacy Marketing also had administrative agreements with each of the insurance carriers listed above.  Effective October 17, 2007, Legacy Marketing entered into an agreement with a subsidiary of Perot Systems, whereby Legacy Marketing agreed to transfer its third party administration services function and certain employees who provide these services to Perot Systems in exchange for Perot Systems’ assumption of such administrative service functions.  As a result of this transaction, Legacy Marketing recognized a non-cash internal use software impairment charge of approximately $1.2 million in the fourth quarter of 2007.

On March 26, 2008, the Company entered into an agreement to exchange its asset based trailing commissions (“trail commissions”) with Legacy TM for a limited partnership interest in Legacy TM (the “Partnership”). Subsequently, the company sold a portion of its limited partnership interest – Class B interest – for $6.5 million in cash and retained an interest in the limited partnership – Class A interest. The transaction closed on March 26, 2008. The Class A limited partnership interest in the Partnership, retained by Legacy Marketing, includes the beneficial interest in 33 1/3% of the trail commission revenue received on those policies in effect on or prior to the closing date for the one year period subsequent to the closing date and all revenue associated with policies that become effective after the closing date. The Company’s limited partnership interest is unencumbered. Lynda Pitts, Chief Executive Officer, and R. Preston Pitts, President, Chief Operating Officer and Chief Financial Officer of the Company, each of whom is also a director of the Company, are the general partners of the Partnership and together own all of the Class B interests in the Partnership.

A special committee of the Board of Directors of the Company comprising the independent directors, Ute Scott-Smith, J. Daniel Speight, Jr. and Donald Ratajczak, approved the amount of consideration. In connection with the committee’s deliberations the Company obtained a fairness opinion from an independent third party stating that the total value of the transaction to the Company was within an acceptable range of estimated fair values of the future trail commission cash flows. A portion of the proceeds was used to pay the $6 million note payable, to Washington National Insurance Company and interest accrued thereon. The remainder of the proceeds is available for general corporate purposes.

On May 31, 2007, Regan Holding Corp. and two of its subsidiaries, Legacy Financial Services Inc. (“Legacy Financial”) and Legacy Advisory Services Inc., entered into an agreement with Multi-Financial Securities Corporation whereby Legacy Financial Services transferred its registered representatives and customer accounts to Multi-Financial Securities Corporation.  Under the agreement, on September 28, 2007, Multi-Financial Securities Corporation paid Legacy Financial Services $1 million (11.5%) of the aggregate gross dealer concessions earned at Legacy Financial Services between May 1, 2006, and April 30, 2007, by those transferred representatives who were, as of the measurement date (as defined in the agreement), registered with Multi-Financial Securities Corporation and in good standing with the FINRA.  In addition, on each of the first four anniversary dates of the measurement date, subject to certain conditions, Multi-Financial Securities Corporation is obligated to pay Legacy Financial Services an amount representing up to four and a half percent (4.5%) of each transferred representative’s aggregate gross dealer concessions earned with Multi-Financial Securities Corporation during the one year period prior to such anniversary date. As of December 31, 2008, Legacy Financial did not meet the specified terms in order to receive a second payment from Multi-Financial Securities Corporation and does not expect to receive any payments related to this agreement in the future.

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

On July 20, 2006, Legacy Marketing entered into a credit agreement (the “Credit Agreement”) with Washington National Insurance Company (the “Lender”).  Pursuant to the terms of the Agreement, the Lender made a non-revolving multiple advance term loan (the “Term Loan”) to Legacy Marketing totaling $6.0 million.  On April 12, 2007, Legacy Marketing amended certain terms of the Agreement through the execution of Amendment No. 1 to the Credit Agreement (the Credit Agreement as so amended, the “Amended Agreement”) and (1) extended the final maturity of the loan under the Credit Agreement from April 1, 2012, to December 31, 2012; (2) changed certain of the requirements for mandatory prepayments under the Credit Agreement; (3) changed certain terms of the financial covenants specified in the Credit Agreement; and (4) revised certain definitions contained in the Credit Agreement. On March 28, 2008, the balance due of $6.0 million, plus accrued interest, on the Credit Agreement was repaid.7

On November 18, 2005, Regan Holding sold its office buildings in Petaluma, California for $12.8 million.  Regan Holding and the third party buyer (the “Buyer”) further agreed to enter into a ten year lease agreement, concurrently with the sale of the buildings, whereby it leased back 71,612 square feet through March 14, 2007, and will continue to lease back 47,612 square feet for the remainder of the lease term.  The monthly base rent was $1.33 per square foot in 2008 and $1.29 per square foot in 2007 and will increase annually by three percent during the term of the lease, in addition to monthly taxes and operating expenses.

The results of our operations are generally affected by the conditions that affect other companies that market fixed annuity and life insurance products.  These conditions are increased competition, changes in the regulatory and legislative environments, and changes in general economic and investment conditions.

Recent Industry Developments

During the past few years, several proposals relating to our business have been made by federal and state agencies and legislative bodies and securities and insurance self-regulatory organizations.  As discussed below, a few of these proposals have become effective, and others may be made or adopted.

In recent years, the SEC has been examining whether all equity-indexed annuities need to be registered under the Securities Act of 1933.  Additionally, FINRA has issued guidance to its members indicating that broker-dealers regulated by the FINRA have certain responsibilities with respect to the offer and sale of equity-indexed annuities, including an obligation to determine the suitability of such products for their customers, regardless of whether equity-indexed annuities are deemed to be securities.  Finally, some state insurance regulators are considering whether additional suitability and disclosure regulations should be implemented with respect to all sales of fixed annuities, particularly with respect to senior citizens.

On December 18, 2008, the SEC adopted Rule 151A which will require certain fixed indexed annuity sales to be registered with the SEC by January 12, 2011.  In addition, under the rule registered fixed indexed annuities will only be able to be sold by FINRA registered broker-dealers and representatives.  As a result, fixed indexed annuity sales will be subject to regulation and oversight by both the SEC and FINRA.  In response to the rule's adoption, a coalition of insurance companies and insurance marketing organizations have filed suit to block the implementation of the rule. In addition, on February 17, 2009 the NAIC and NCOIL (the association of state insurance regulators and a group representing state legislators) also filed a petition with the U.S. Court of Appeals for the D.C. Circuit that  seeks  to block implementation  of the rule.  Both suits dispute the SEC's authority to adopt Rule 151A.   The industry groups argue the SEC rule violates the Securities Act of 1933 and prior Supreme Court precedents and that the SEC itself violated the Administrative Procedures Act. We cannot at this time predict whether implementation of Rule 151A will be enjoined.  If Rule 151A becomes effective as adopted in 2011, the company could be adversely impacted as it would have to expand its distribution capabilities into broker dealers.

Our core business consists of selling fixed annuity products, on behalf of insurance carriers, through a network of independent insurance producers (known as Producers). If Rule 151A becomes effective as adopted in 2011, the demand for fixed annuity products, our operations and those of our Producers could be adversely affected and could have a material adverse effect on the insurance industry in general or on our financial condition and results of operations.

Also, in recent years, the U.S. insurance regulatory framework has come under scrutiny.  Some state legislatures have considered laws that may alter or increase state regulation of insurance, reinsurance, and holding companies.  Moreover, the National Association of Insurance Commissioners and state insurance regulators regularly re-examine existing laws and regulations, often focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws.  Changes in these laws and regulations or their interpretation could have a material adverse effect on our financial condition and results of operations.

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

New tax regulations have also been adopted recently that affect the treatment of tax-sheltered annuity contracts.  In addition, new accounting and actuarial proposals, including principles-based reserving, may be adopted.  These developments also could have a material adverse effect on our financial condition and results of operations.

Legacy Financial, a discontinued operation, was registered as a broker-dealer with, and was subject to regulation by, the SEC, FINRA, the Municipal Securities Rulemaking Board, and various state agencies.  This regulation covers matters such as capital requirements, recordkeeping and reporting requirements, and employee-related matters, including qualification and licensing of supervisory and sales personnel.  Any proceeding alleging violation of, or noncompliance with, laws and regulations applicable to Legacy Financial could harm its business and financial condition, and our results of discontinued operations. As of September 29, 2008, Legacy Financial withdrew as a broker-dealer with FINRA.

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

Legacy Marketing has marketing agreements with certain insurance carriers.  Under the terms of the marketing agreements, Legacy Marketing is responsible for recruiting Producers, who have contracted with Legacy Marketing to sell fixed annuity products, and are appointed with various states’ departments of insurance and the applicable insurance carriers.  For these services, the insurance carriers pay Legacy Marketing commissions and marketing allowances.

There are no significant management judgments associated with reporting our revenues. When a policyholder remits a premium payment to that insurance carrier with an accurate and completed application for an insurance policy, the policy is considered inforce and Legacy Marketing recognizes marketing allowances and commission income.  Legacy Marketing’s carriers grant policyholders a contractual right to terminate the insurance contract ten to thirty days after a policy is placed inforce.  This return period varies depending on the carrier, the type of policy and the jurisdiction in which the policy is sold.  Legacy Marketing gathers historical product return data that does not vary significantly from quarter to quarter, and has historically been predictive of future events.  Returns are estimated using this data and have been reflected in the Consolidated Financial Statements.

The carrying values of the Company’s financial instruments, including cash equivalents, trading investments, accounts receivable, accounts payable, accrued liabilities and notes payable are based on their respective fair market values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157 and SFAS No.133. 1

We capitalize external consulting fees, and salaries and benefits for employees who are directly associated with the development of software for internal use, when both of the following occur:

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

The Company has adopted SFAS No. 123R (revised 2004), “Share-Based Payments,” which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. Under this method, the Company records stock-based compensation expense for all new stock options that are ultimately expected to vest as the requisite service is rendered.  The Company issues new shares of common stock upon the exercise of stock options.

On a continuous basis, the Company evaluates all recent accounting pronouncements and discloses the impact that the implementation of such pronouncements will have on our financial position, results of operations, or cash flows.

Results of Operations

Year ended December 31, 2008 compared with year ended December 31, 2007

Our revenue decreased $727,000 (4%) in 2008 compared to 2007 primarily due to decreased marketing allowances and commissions of $1.1 million, administrative fees of $5.3 million, and trailing commissions of $1.7 million; partially offset by an increase in other revenue of  $1 million and the sale of limited partnership interests of $6.5 million.  Marketing allowances and commissions decreased $1.1 million (12%) primarily due to an overall decrease in the sales of fixed annuity products and lower marketing allowance rates on some of the products.

Administrative fees decreased $5.3 million (100%) in 2008 compared to 2007 primarily due to the termination of administrative agreements with Washington National, American National, Investors Insurance, and OM Financial (Americom) effective October 17, 2007, as the result of an agreement with a subsidiary of Perot Systems, whereby we agreed to transfer our third party administration services function and certain employees who provide these services to Perot Systems in exchange for Perot Systems assumption of such administrative service functions.  As a result of this transaction, Legacy Marketing recognized a non-cash internal use software impairment charge of approximately $1.2 million in the fourth quarter of 2007.

Trailing commissions decreased $1.7 million (56%) primarily due to the result of a decline in inforce policies and the exchange of trail commission rights for limited partnership interests. The limited partnership interest representing the Class B shares was subsequently sold for $6.5 million in March 2008.

Other revenue increased $1 million (31%)  primarily due. to payments received from Perot for the transitioned and retained employee salaries and benefits, certain software and hardware costs, and other occupancy and equipment costs.

The remaining increase of $6.5 million in revenue was due to the gain on the sale of the Limited Partnership Class B shares in Legacy TM, LP.

During the year ended December 31, 2008, Legacy Marketing marketed and sold products primarily on behalf of four unaffiliated insurance carriers:  Investors Insurance, Washington National, American National, and OM Financial (Americom).  As indicated below, the agreements with these carriers generated a significant portion of our total consolidated revenue of $12.6 million, which excludes the gain on the sale of partnership interests of $6.5 million:

	2008	2007
Investors Insurance	26%	7%
Washington National	14%	26%
American National	12%	21%
OM Financial (Americom)	10%	9%

Our consolidated revenues were derived primarily from sales and marketing of the following fixed annuity products:

	2008	2007
PremierMark (SM) series (sold on behalf of Investors Insurance)	22%	5%
RewardMark (SM) series (sold on behalf of Washington National)	14%	26%
BenchMark (SM) series (sold on behalf of American National)	11%	19%
AmeriMark Freedom (SM) series (sold on behalf of OM Financial (Americom))	10%	9%

Legacy Marketing’s operating expenses decreased  $10.4 million (36%) in 2008 compared to 2007 primarily due to decreased selling, general and administrative expenses, other miscellaneous expenses, and deferred compensation, partially offset by an increase in depreciation and amortization expenses as a result of the acceleration of the estimated useful life of internal use software.   Selling, general and administrative expenses decreased $9.4 million (41%) primarily due to reduced compensation and benefits, occupancy expense, and professional fees.  Compensation and benefits decreased primarily due to decreased employee headcount resulting from the transfer of administrative services to the Perot subsidiary. Occupancy expenses decreased primarily due to a reduction in mortgage expense as a result of the sale of our Rome, Georgia facility in May 2008. Professional fees decreased primarily due to lower consulting and legal services.

Other miscellaneous expenses decreased in 2008, as 2007 included a $1.2 million impairment charge for internal use software. In addition, there was a decrease in equipment leasing and maintenance expense in 2008 primarily due to the renegotiation of contracts and reduction of office equipment.

Deferred compensation expense decreased in 2008 primarily due to a decline in market value of the deferred compensation liabilities.

Income tax provision increased $117,000 in 2008 primarily due to California’s suspension of using net operating loss carryforwards for tax year 2008.

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

Legacy Marketing’s operating expenses decreased $4.6 million (14%) in 2007 compared to 2006 primarily due to decreased selling, general and administrative expenses, partially offset by a $1.2 million impairment charge for internal use software.  Selling, general and administrative expenses decreased $5.5 million (19%) primarily due to reduced compensation and benefits and lower sales promotion and support costs.  Compensation and benefits decreased primarily due to decreased employee headcount, and sales promotion and support decreased in 2007 primarily as the result of reduced sales incentive costs as a function of overall sales.  Legacy Marketing has established a valuation allowance related primarily to its federal and state deferred tax assets, which increased $2.2 million in 2007.

Discontinued Segments

On May 31, 2007, Regan Holding and two of its subsidiaries, Legacy Financial and Legacy Advisory Services Inc., entered into an agreement with Multi-Financial Securities Corporation whereby Legacy Financial Services transferred its registered representatives and customer accounts to Multi-Financial Securities Corporation.  Under the agreement, on September 28, 2007, Multi-Financial Securities Corporation paid Legacy Financial Services $1 million (11.5%) of the aggregate gross dealer concessions earned at Legacy Financial Services between May 1, 2006, and April 30, 2007, by those transferred representatives who were, as of the measurement date (as defined in the agreement), registered with Multi-Financial Securities Corporation and in good standing with the FINRA.  In addition, on each of the first four anniversary dates of the measurement date, subject to certain conditions, Multi-Financial Securities Corporation is obligated to pay Legacy Financial Services an amount representing up to four and a half percent (4.5%) of each transferred representative’s aggregate gross dealer concessions earned with Multi-Financial Securities Corporation during the one year period prior to such anniversary date. As of December 31, 2008, Legacy Financial did not meet the specified terms in order to receive a second payment from Multi-Financial Securities Corporation and does not expect to receive any payments related to this agreement in the future.

We recognized a $1 million gain on the transfer of Legacy Financial’s registered representatives and customer accounts to Multi-Financial Securities Corporation in 2007, and as a result Legacy Financial had net income of $133,000 for the twelve months ended December 31, 2007.  Legacy Financial incurred losses of $660,000 for the twelve months ended December 31, 2006.  Legacy Financial’s results are being reported as discontinued operations.  On our consolidated balance sheet, Legacy Financial’s assets consist of $294,000 in prepaid expenses as of December 31, 2008 and $282,000 in prepaid expenses and $98,000 in accounts receivable as of December 31, 2007. Legacy Financial’s liabilities consist of  $291,000 in accrued liabilities and $75,000 in accounts payable as of December 31, 2008 and $115,000 in accrued liabilities, $55,000 in commissions payable, and $40,000 in accounts payable as of December 31, 2007.

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

Lynda Pitts, Chief Executive Officer, and R. Preston Pitts, President, Chief Operating Officer and Chief Financial Officer of Regan Holding Corp., are the primary owners of PD Holdings.  In connection with the sale, also entered into a service agreement with PD Holdings, pursuant to which subsidiaries of Regan Holding Corp. provided certain administrative services to PD Holdings, for a fee equal to the cost of the services provided.

Prospectdigital received $116,000 in consideration of the sale, which was greater than the estimated fair value of the assets of prospectdigital being sold, as determined by a third-party independent valuation.  The amount of consideration was approved by the Board of Directors of Regan Holding Corp.

Prospectdigital is being reported as a discontinued operation for the twelve months ended December 31, 2008 and 2007. On our consolidated balance sheet, prospectdigital’s assets consist of $28,000 in accounts receivable as of December 31, 2008 and $61,000 in accounts receivable as of December 31, 2007. Prospectdigital’s liabilities consist of $32,000 in accrued liabilities as of December 31, 2008 and $139,000 in accrued liabilities as of December 31, 2007. We incurred an $189,000 loss on the sale of prospectdigital’s assets in 2007.

In January 2006, we decided to discontinue the operations of Values Financial Network (“VFN”).  We incurred insignificant costs in connection with exiting the operations of VFN.

Liquidity and Capital Resources

Our cash provided by or used in operating activities generally follows the trend in our revenue and operating results.  Our cash provided by (used in) operating activities was $8.8 million, ($6.2 million), and ($4.5 million) in 2008, 2007 and 2006, respectively.  Our cash provided by operating activities in 2008 was primarily the result of proceeds from and on the sale of trading securities and non-cash charges such as depreciation and amortization and capital losses, partially offset by our net loss and a decrease in the deferred compensation payable.

Our cash used in operating activities in 2007 was primarily the result of our net loss and a decrease in the accounts payable and accrued liabilities, partially offset by proceeds from the sale of trading securities and non-cash charges such as depreciation and amortization and losses on write-off of fixed assets.

Our cash used in operating activities during 2006 was primarily the result of our net loss, gains on trading securities and a non-cash decrease in income taxes payable resulting from a settlement of prior years’ tax matters.  These decreases in cash were partially offset by such non-cash items as depreciation, sales of trading securities and a decrease in prepaid expenses.

Net cash provided by investing activities of $3.8 million in 2008 consisted primarily of proceeds from the sale of fixed assets and a decrease in temporarily restricted cash.

Net cash used in investing activities of $396,000 in 2007 consisted primarily of purchases of fixed assets and an increase in temporarily restricted cash, partially offset by proceeds from the transfer of Legacy Financial Services representatives and by proceeds from the sale of prospectdigital’s assets.

Net cash used in investing activities of $2.3 million in 2006 consisted primarily of purchases of fixed assets.

Net cash used in financing activities of $12.2 million in 2008 consisted primarily of the repayment of the Washington National loan and the mortgage loan of our Rome, Georgia facility, partially offset by proceeds from a line of credit loan.

Net cash provided by financing activities of $3.8 million in 2007 consisted primarily of proceeds from loans received from our investment broker.

Net cash provided by financing activities in 2006 of $5.8 million consisted primarily of loan proceeds of $6.0 million resulting from our credit agreement with Washington National.

In April 2004, we completed construction of our office building in Rome, Georgia, financing it with a $2.9 million note.  The outstanding balance of the note as of December 31, 2007, was $2.6 million. On May 23, 2008, the Company sold its office building in Rome, Georgia to Freehold Capital Advisors Ltd. for $3.5 million for a gain of $214,000. Net proceeds from the sale of the building were used to repay the mortgage on the property, the outstanding balance of which was $2.6 million.

We lease office and warehouse premises and certain office equipment under non-cancelable operating and capital leases.  As of December 31, 2008, our total contractual cash obligations, including the line of credit loan discussed above, were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt	$230,000	$230,000	$-	$-	$-
Operating and Capital Leases	6,571,000	1,118,000	2,792,000	2,661,000	-
Total Contractual Cash Obligations	$6,801,000	$1,348,000	$2,792,000	$2,661,000	$-

Pursuant to the terms of our Amended and Restated Shareholder's Agreement with Lynda L. Pitts, Chief Executive Officer of the Company and Chairman of our Board of Directors, upon the death of Mrs. Pitts, we would have the option (but not the obligation) to purchase from Mrs. Pitts’ estate all shares of common stock that were owned by Mrs. Pitts at the time of her death, or were transferred by her to one or more trusts prior to her death.  In addition, upon the death of Mrs. Pitts, her heirs would have the option (but not the obligation) to sell their inherited shares to us.  The purchase price to be paid by us shall be equal to 125% of the fair market value of the shares.  As of December 31, 2008, we believe that 125% of the fair market value of the shares owned by Mrs. Pitts was equal to $562,000.  We have purchased life insurance coverage for the purpose of funding this potential obligation upon Mrs. Pitts’ death.

$8.8 million of cash was provided by operations in 2008. We used $6.2 million and $4.5 million of cash in operations in 2007 and 2006. We also incurred consolidated net losses of$110,000, $9.1 million and $6.3 million in 2008, 2007, and 2006, respectively.  If our consolidated net losses continue, a cash shortfall could occur.  To address this issue, during 2007 and 2008, we lowered our cost structure by reducing our employee headcount, by repayment of debt, and by reducing the amount of office equipment leases.  In March 2008, we repaid the Washington National loan using the proceeds from the sale of partnership interests in Legacy TM, LP. In May 2008, we sold our facility in Rome, Georgia and used a portion of the proceeds to repay the mortgage loan. In October 2008, we liquidated a portion of our investment portfolio to repay the margin loans obtained from our investment broker. All of these actions eliminated approximately $1.6 million of annual cash use for interest and principal payments in 2008.

Starting in 2008, we have also benefited from an increase in the aggregate amount of fixed annuity sales, which we believe is due to the dramatic drop in the equity markets that began last year. The combination of increased sales and reduced costs has resulted in improved cash flows. Although, this may or may not be sustainable, it had a positive impact on the initial operating results for 2009.

In January 2007, we exited the prospectdigital business and disposed of its assets.  This action eliminated approximately $1.2 million of annual cash use.  We have completed the sale of Legacy Financial’s registered representatives and customer accounts, and we received $1 million of cash proceeds from that sale on September 28, 2007.  We used the cash proceeds from this sale to settle outstanding Legacy Financial matters.

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

On May 23, 2008, the Company sold its office building in Rome, Georgia to Freehold Capital Advisors Ltd. for $3.5 million for a gain of $214,000. Net proceeds from the sale of the building were used to repay the mortgage on the property, the outstanding balance of which was $2.6 million.

On March 26, 2008, the Company entered into an agreement to exchange its asset based trailing commissions (“trail commissions”) to Legacy TM for a limited partnership interest in Legacy TM (the “Partnership”). Subsequently, the company sold a portion of its limited partnership interest – Class B interest – for $6.5 million in cash and retained an interest in the limited partnership – Class A interest. The transaction closed on March 26, 2008. The Class A limited partnership interest in the Partnership, retained by Legacy Marketing, includes the beneficial interest in 33 1/3% of the trail commission revenue received on those policies in effect on or prior to the closing date for the one year period subsequent to the closing date and all revenue associated with policies that become effective after the closing date. The Company’s limited partnership interest is unencumbered. Lynda Pitts, Chief Executive Officer, and R. Preston Pitts, President, Chief Operating Officer and Chief Financial Officer of the Company, each of whom is also a director of the Company, are the general partners of the Partnership and together own all of the Class B interests in the Partnership.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the “FSP”). The FSP amends SFAS No. 157 to delay the effective date of Statement 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS No. 157 on January 1, 2008 and it did not have a material effect on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company adopted SFAS No. 159 on January 1, 2008 and it did not have a material effect on our results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. The Company  expects this pronouncement to have a significant impact on future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of SFAS No. 160 is not expected to have a material effect on our results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The statement amends SFAS No. 133 to enhance the disclosure requirement of derivative and hedging activities by providing adequate information on how such activities impact an entity’s financial position, financial performance, and cash flow. This is intended to improve the transparency of financial reporting related to derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Adoption of SFAS No. 161 is not expected to have a material effect on our results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Adoption of SFAS No. 162 is not expected to have a material effect on our results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of SFAS No. 60, Accounting and Reporting by Insurance Enterprises. The statement helps resolve diversity resulting in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred. In addition, the Statement clarifies the financial reporting requirements under SFAS No. 60 of financial guarantee insurance contracts for better comparability. This Statement is effective for financial statements issued for fiscal years beginning after December 31, 2008. Adoption of SFAS No. 163 is not expected to have a material effect on our results of operations and financial condition.

In April 2008, the FASB Staff Position (FSP) issued FAS No. 142-3, Determination of the Useful Life of Intangible Assets to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No 141, Business Combinations, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years with early adoption prohibited. Adoption of FAS No. 142-3 is not expected to have a material effect on our results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our investments are categorized as trading securities.

We did not have any investments in fixed income instruments as of December 31, 2008.

Equity price risk is the potential loss arising from changes in the value of equity securities. In general, equity securities have more year-to-year price variability than intermediate term high-grade bonds.  However, returns over longer time frames have been consistently higher.  Our equity securities consist primarily of investments in broadly diversified mutual funds.  As a result of unfavorable market conditions related to our mutual fund investments, the fair value of our equity securities significantly declined in the last quarter of 2008. In reaction, on October 9, 2008, the Company had to liquidate its investment portfolio for $5.4 million in order to repay $4.3 million in outstanding loans from its investment broker. The remaining cash was placed into a money market fund. We will continue to evaluate market conditions to determine when it is prudent to reinvest in equity securities.

Shown below is the fair value of our investments at the end of 2008 and the original cost and fair value of our marketable equity trading securities at the end of 2007:

	Original Cost	Fair Value
December 31, 2008	$641,000	$641,000
December 31, 2007	$6,363,000	$7,625,000

The above risk is monitored on an ongoing basis.  A combination of in-house review and consultation with our investment broker is used to analyze individual securities, as well as the entire portfolio.

In addition, the Company is subject to the effect of market fluctuations upon its deferred compensation liability. This could adversely impact our operating results and the financial condition of the Company.

On May 23, 2008, the Company sold its office building in Rome, Georgia for $3.5 million for a gain of $214,000. Net proceeds from the sale of the building were used to repay the mortgage on the property, the outstanding balance of which was $2.6 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Regan Holding Corp.:

We have audited the accompanying consolidated balance sheets of Regan Holding Corp. and its subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in Item 15(a)(2) as of and for the years ended December 31, 2008 and 2007.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regan Holding Corp. and its subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule as of and for the years ended December 31, 2008 and 2007, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Burr, Pilger & Mayer, LLP

San Francisco, California

March 30, 2009

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Balance Sheet

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$628,000	$152,000
Temporarily restricted cash	-	656,000
Trading investments	641,000	7,625,000
Accounts receivable, net of allowance of $0 and $167,000 at
December 31, 2008 and 2007, respectively	447,000	1,009,000
Notes receivable, net of allowance of $20,000 and $206,000 at
December 31, 2008 and 2007, respectively	175,000	491,000
Prepaid expenses and deposits	146,000	293,000
Current assets from discontinued operations	322,000	441,000
Total current assets	2,359,000	10,667,000
Net fixed assets	1,655,000	8,543,000
Building lease deposit	1,000,000	1,000,000
Other assets	32,000	253,000
Total non-current assets	2,687,000	9,796,000
Total assets	$5,046,000	$20,463,000

Liabilities, redeemable common stock, and shareholders' deficit
Liabilities
Accounts payable and accrued liabilities	$3,808,000	$4,076,000
Current portion of capital lease liabilities	69,000	-
Current portion of notes payable and other borrowings	230,000	4,691,000
Current liabilities from discontinued operations	398,000	349,000
Total current liabilities	4,505,000	9,116,000
Deferred compensation payable	5,314,000	7,919,000
Deferred gain on sale of building	1,882,000	2,158,000
Other liabilities	134,000	189,000
Capital lease liabilities	64,000	-
Notes payable, less current portion	-	7,824,000
Total non-current liabilities	7,394,000	18,090,000
Total liabilities	11,899,000	27,206,000

Redeemable common stock, Series A and B	5,897,000	5,897,000

Shareholders' deficit
Preferred stock, no par value:
Authorized: 100,000,000 shares; no shares issued or outstanding	-	-
Series A common stock, no par value:
Authorized: 45,000,000 shares; issued or outstanding: 20,959,000
shares at December 31, 2008 and 2007, respectively	3,921,000	3,921,000
Paid-in capital	6,650,000	6,650,000
Accumulated deficit	(23,321,000)	(23,211,000)
Total shareholders' deficit	(12,750,000)	(12,640,000)
Total liabilities, redeemable common stock, and shareholders' deficit	$5,046,000	$20,463,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Statement of Operations

	For the Years Ended December 31,
	2008	2007	2006
Revenue
Marketing allowances and commission overrides	$7,676,000	$8,726,000	$13,590,000
Trailing commissions	1,378,000	3,106,000	3,540,000
Administrative fees	-	5,292,000	7,380,000
Sale of Legacy TM, LP Class B interest	6,500,000	-	-
Other revenue	3,586,000	2,743,000	1,335,000
Total revenue	19,140,000	19,867,000	25,845,000

Expenses
Selling, general and administrative	13,543,000	22,928,000	28,246,000
Depreciation and amortization	3,852,000	3,106,000	3,388,000
Internal use software impairment loss	152,000	1,256,000	-
Other	789,000	1,434,000	1,684,000
Total expenses	18,336,000	28,724,000	33,318,000

Operating income (loss)	804,000	(8,857,000)	(7,473,000)

Other income
Investment income, net	377,000	263,000	287,000
Interest expense	(480,000)	(750,000)	(170,000)
Total other (expense) income, net	(103,000)	(487,000)	117,000

Income (loss) before income taxes	701,000	(9,344,000)	(7,356,000)
Provision for (benefit from) income taxes	213,000	5,000	(2,698,000)

Income (loss) from continuing operations	488,000	(9,349,000)	(4,658,000)

Discontinued operations
Income (loss) from operation of discontinued segments Values
Financial Network, Inc., Legacy Financial Services
and prospectdigital	(695,000)	299,000	(1,587,000)
Provision for (benefit from) income taxes	(97,000)	5,000	5,000

Income (loss) from discontinued operations	(598,000)	294,000	(1,592,000)

Net loss before reduction of redeemable
common stock	(110,000)	(9,055,000)	(6,250,000)
Reduction of redeemable common stock	-	-	165,000
Net loss available for common shareholders	$(110,000)	$(9,055,000)	$(6,085,000)

Basic and diluted loss per share:
Income (loss) from continuing operations	$0.02	$(0.39)	$(0.19)
Net loss	$(0.00)	$(0.38)	$(0.26)
Loss available for common shareholders	$(0.00)	$(0.38)	$(0.25)
Weighted average shares outstanding used to
compute basic and diluted net loss per share amounts	24,076,000	24,076,000	24,094,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity (Deficit)

For the years ended December 31, 2008, 2007, and 2006

					Accumulated
				Retained	Other
	Series A Common Stock		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (loss)	Total

Balance December 31, 2005	20,959,000	3,921,000	6,561,000	(8,071,000)	-	2,411,000
Comprehensive loss, net of tax:
Net loss				(6,250,000)		(6,250,000)
Repurchase of redeemable common
stock			79,000			79,000
Reduction to redemption value of
redeemable common stock				165,000		165,000
Stock option compensation			10,000			10,000
Balance December 31, 2006	20,959,000	3,921,000	6,650,000	(14,156,000)	-	(3,585,000)

Net loss				(9,055,000)		(9,055,000)
Balance December 31, 2007	20,959,000	3,921,000	6,650,000	(23,211,000)	-	(12,640,000)

Net loss				(110,000)		(110,000)
Balance December 31, 2008	20,959,000	3,921,000	6,650,000	(23,321,000)	-	(12,750,000)

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Cash Flows

	For the Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(110,000)	$(9,055,000)	$(6,250,000)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation	3,852,000	3,097,000	3,388,000
Losses on write-off of fixed assets	174,000	1,341,000	33,000
Gain on sale of building	(214,000)	-	-
Amortization of deferred gain on sale of building	(276,000)	(275,000)	(291,000)
Reduction of doubtful accounts	(159,000)	(7,000)	(60,000)
Allowance for notes receivable	236,000	-	-
Losses (gains) on trading securities, net	1,262,000	(140,000)	(826,000)
Stock option expense	-	-	10,000
Changes in operating assets and liabilities:
Sales (purchases) of trading securities, net	5,722,000	789,000	562,000
Accounts receivable	721,000	81,000	269,000
Prepaid expenses and deposits	147,000	243,000	992,000
Accounts payable and accrued liabilities	(268,000)	(1,159,000)	699,000
Deferred compensation payable	(2,605,000)	(171,000)	46,000
Other operating assets and liabilities	166,000	309,000	(3,024,000)
Current assets and liabilities of discontinued operations	168,000	(1,264,000)	(49,000)
Net cash provided by (used in) operating activities	8,816,000	(6,211,000)	(4,501,000)
Cash flows from investing activities:
Sales (purchases) of fixed assets	3,076,000	(954,000)	(2,249,000)
Decrease (increase) in temporarily restricted cash	656,000	(656,000)	-
Proceeds from notes receivable	80,000	62,000	127,000
Sales (purchases) of fixed assets from discontinued operations	-	1,152,000	(166,000)
Net cash provided by (used in) investing activities	3,812,000	(396,000)	(2,288,000)
Cash flows from financing activities:
Proceeds from loans/notes payable	225,000	3,926,000	6,000,000
Payments toward notes/loans payable	(12,377,000)	(84,000)	(78,000)
Repurchases of redeemable common stock	-	-	(78,000)
Net cash (used in) provided by financing activities:	(12,152,000)	3,842,000	5,844,000
Net increase (decrease) in cash and cash equivalents	476,000	(2,765,000)	(945,000)
Cash and cash equivalents, beginning of period	152,000	2,917,000	3,862,000
Cash and cash equivalents, end of period	$628,000	$152,000	$2,917,000

Supplemental cash flow information:
Taxes paid net of refunds received	$8,000	$(12,000)	$(18,000)
Interest paid	$565,000	$526,000	$145,000

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REGAN HOLDING CORP. AND SUBSIDIARIES

1. Organization and Summary of Significant Accounting Policies

a. Organization

Regan Holding Corp. (the “Company”) is a holding company, incorporated in California in 1990, whose primary operating subsidiary is Legacy Marketing Group (“Legacy Marketing”).

As of December 31, 2008, Legacy Marketing had marketing agreements with American National Insurance Company (“American National”), Investors Insurance Corporation (“Investors Insurance”),  OM Financial (Americom) Life Insurance Company (“OM Financial (Americom)”), and Washington National Insurance Company (“Washington National”) (collectively, the “carriers”).  The marketing agreements grant Legacy Marketing the exclusive right to market certain fixed annuity products issued by the carriers (the “policies”).  In addition, Legacy Marketing is responsible for recruiting independent insurance producers, who contract with Legacy Marketing to sell policies, and are appointed with the applicable carrier.  For providing these services, the carriers pay Legacy Marketing commissions and marketing allowances.

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

Discontinued operations of the prior year financial statements presented were reclassified for comparative purposes to conform to current year discontinued operations.

c. Financial Condition and Liquidity

$8.8 million of cash was provided by operations in 2008. We used $6.2 million and $4.5 million of cash in operations in 2007 and 2006, respectively. We also incurred consolidated net losses of $110,000, $9.1 million and $6.3 million in 2008, 2007, and 2006, respectively.  If our consolidated net losses continue, a cash shortfall will occur.  To address this issue, during 2007 and 2008, we lowered our cost structure by reducing our employee headcount, by repayment of debt, and by reducing the amount of office equipment leases.  In March 2008, we repaid the Washington National loan using the proceeds from the sale of partnership interests in Legacy TM, LP. In May 2008, we sold our facility in Rome, Georgia and used a portion of the proceeds to repay the mortgage loan. In October 2008, we liquidated our investment portfolio to repay the margin loans obtained from our investment broker and leaving the remaining balance in a money fund. All of these actions eliminated approximately $1.6 million of annual cash used for interest and principal payments in 2008.

As evident from the Company’s prior year results, the Company had operating losses which created negative Shareholders’ equity and a negative working capital position. Starting in 2008, we have  benefited from an increase in the aggregate amount of fixed annuity sales, which we believe is due to the dramatic drop in the equity markets that began last year. The combination of increased sales and reduced costs has resulted in improved cash flows. Although, this may or may not be sustainable, it had a positive impact on the initial operating results for 2009.  The increased sales and acceptance of fixed annuities due to the current economic conditions has helped to improve our cash position and balance sheet.

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

d. Revenue Recognition

When a policyholder remits a premium payment to the insurance carrier with an accurate and completed application for an insurance policy, the policy is placed inforce and Legacy Marketing recognizes marketing allowances and commission income.  Legacy Marketing’s carriers’ policyholders have a contractual right to terminate the insurance contract ten to thirty days after a policy is placed inforce.  This return period varies on the type of policy and the jurisdiction in which the policy is sold.  Legacy Marketing gathers historical product return data that does not vary significantly from quarter to quarter, and has historically been predictive of future events.  Returns are estimated using this data and have been reflected in the consolidated financial statements.

e. Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash equivalents, trading investments, accounts receivable, accounts payable, accrued liabilities and notes payable   reflect their respective fair value in accordance with Statement of Accounting Standards (“SFAS”) No. 157, which is based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The fair value hierarchy established in SFAS No. 157 prioritizes the inputs used in valuation techniques into three levels as follows:

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

As of December 31, 2008 trading securities valued at $641,000 and a deferred compensation liability valued at $5.3 million were valued using level 1 inputs.

f. Cash and Cash Equivalents

Cash and cash equivalents include marketable securities with an original maturity or remaining maturity of ninety days or less at the time of purchase.

g. Temporarily Restricted Cash

As required by the Financial Industry Regulatory Authority (“FINRA”), the cash balances of Legacy Financial Services are set aside to satisfy customer claims, settlements and other financial exposures. As of September 29, 2008, Legacy Financial withdrew as a broker-dealer with FINRA and as of December 31, 2008, all the temporarily restricted cash had been expended on claim expenses and other financial exposures as required.

h. Investments

The Company’s investments are classified as available-for-sale or trading securities and are carried at fair value in accordance with SFAS No. 157 For available-for-sale securities, unrealized gains and losses, net of the related tax effect, are reported as a separate component of shareholders’ equity.  For trading securities, unrealized gains and losses are reported in Selling, general and administrative expenses.

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

i. Fixed Assets

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

j. Impairment of Long-Lived Assets

In accordance with Statement of Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Measurement of the impairment of long-lived assets is based upon management’s estimate of undiscounted future cash flows.  The Company periodically reviews capitalized internal use software to determine if the carrying value is fully recoverable.  If there are future cash flows directly related to the software or the business unit of which it is a part, as applicable, we record an impairment loss when the present value of the future cash flows is less than the carrying value.  If software, or components of software, in development are abandoned, the Company takes a charge to write off the capitalized amount in the period the decision is made to abandon it.

k. Redeemable Common Stock

Redeemable common stock is carried at the greater of the issuance value or the redemption value.  Periodic adjustments to reflect increases or decreases in redemption value are recorded as accretion, with an offsetting adjustment to retained earnings. The Company is currently unable to redeem its redeemable common stock due to restrictions in California corporation law.

l. Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability.  For derivatives designated as cash flow hedges, changes in fair value of the derivative are reported as other comprehensive income and are subsequently reclassified into earnings when the hedged transaction affects earnings.  Changes in fair value of derivative instruments not considered hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

m. Income Taxes

The Company provides deferred taxes based on the enacted tax rates in effect on the dates temporary differences between the book and the tax bases of assets and liabilities reverse.

n. Stock Options

The Company measures and recognizes stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”).  SFAS 1233R requires compensation expense related to share-based payment transactions, measured at the grant date fair value, to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company issues new shares of common stock upon the exercise of stock options.

o. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, for our financial assets and liabilities.  The adoption of this portion of SFAS No. 157 did not have any effect on our financial position or results of operations and we do not expect the adoption of the provisions of SFAS No. 157 related to non-financial assets and liabilities to have an effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted of SFAS No. 159 as of January 1, 2008 and it did  not have a material effect on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. The Company expects the adoption of SFAS 141R to have a material impact on future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Adoption of SFAS No. 160 is not expected to have a material effect on our results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The statement amends SFAS No. 133 to enhance the disclosure requirement of derivative and hedging activities by providing adequate information on how such activities impact an entity’s financial position, financial performance, and cash flow. This is intended to improve the transparency of financial reporting related to derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Adoption of SFAS No. 161 is not expected to have a material effect on our results of operation and financial condition.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principle. Adoption of SFAS No. 162 is not expected to have a material effect on our results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of SFAS No. 60, Accounting and Reporting by Insurance Enterprises. The statement helps resolve diversity resulting in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred. In addition, the Statement clarifies the financial reporting requirements under SFAS No. 60 of financial guarantee insurance contracts for better comparability. This Statement is effective for financial statements issued for fiscal years beginning after December 31, 2008. Adoption of SFAS No. 163 is not expected to have a material effect on our results of operations and financial condition.

In April 2008, the FASB Staff Position (FSP) issued FAS No. 142-3 Determination of the Useful Life of Intangible Assets  to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No 141, Business Combinations, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years with early adoption prohibited. Adoption of FAS No. 142-3 is not expected to have a material effect on our results of operations and financial condition.

2. Discontinued Operations

On May 31, 2007, Regan Holding and two of its subsidiaries, Legacy Financial and Legacy Advisory Services Inc., entered into an agreement with Multi-Financial Securities Corporation whereby Legacy Financial transferred its registered representatives and customer accounts to Multi-Financial Securities Corporation.  Under the agreement, on September 28, 2007, Multi-Financial Securities Corporation paid Legacy Financial Services $1 million (11.5%) of the aggregate gross dealer concessions earned at Legacy Financial Services between May 1, 2006, and April 30, 2007, by those transferred representatives who were, as of the measurement date (as defined in the agreement), registered with Multi-Financial Securities Corporation and in good standing with the FINRA .  In addition, on each of the first four anniversary dates of the measurement date, subject to certain conditions, Multi-Financial Securities Corporation is obligated to pay Legacy Financial Services an amount representing up to four and a half percent (4.5%) of each transferred representative’s aggregate gross dealer concessions earned with Multi-Financial Securities Corporation during the one year period prior to such anniversary date. As of December 31, 2008, Legacy Financial did not meet the specified terms in order to receive a second payment from Multi-Financial Securities Corporation and does not expect to receive any payments related to this agreement in the future.

The Company recognized a $1 million gain on the transfer of Legacy Financial’s registered representatives and customer accounts to Multi-Financial Securities Corporation in 2007, and as a result Legacy Financial had net income of $133,000 for the twelve months ended December 31, 2007.  Legacy Financial incurred losses of $660,000 for the twelve months ended December 31, 2006.  Legacy Financial’s results are being reported as discontinued operations.  On the Company’s consolidated balance sheet, Legacy Financial’s assets consist of  $294,000 in prepaid expenses as of December 31, 2008 and $282,000 in prepaid expenses and $98,000 in accounts receivable as of December 31, 2007. Legacy Financial’s liabilities consist of  $291,000 in accrued liabilities and $75,000 in accounts payable as of December 31, 2008 and $115,000 in accrued liabilities, $55,000 in commissions payable, and $40,000 in accounts payable as of December 31, 2007

On January 25, 2007, prospectdigital LLC ("prospectdigital"), an indirect wholly owned subsidiary of the Company, sold certain of its assets, which primarily included fixed assets and other miscellaneous operating assets, to PD Holdings LLC ("PD Holdings").  In addition, PD Holdings agreed to assume certain liabilities of prospectdigital.  The action was taken in a continuing effort to reduce our operating expenses, as prospectdigital continued to sustain losses through the date of sale. Prospectdigital’s results are being reported as discontinued operations. On our consolidated balance sheet, prospectdigital’s assets consist of $28,000 in accounts receivable as of December 31, 2008 and $61,000 in accounts receivable as of December 31, 2007. Prospectdigital’s liabilities consist of $32,000 in accrued liabilities as of December 31, 2008 and $139,000 in accrued liabilities as of December 31, 2007.

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

Prospectdigital is being reported as a discontinued operation for the twelve months ended December 31, 2008 and 2007.  On the Company’s consolidated balance sheet, prospectdigital’s assets consist of $28,000 in accounts receivable as of December 31, 2008 and $61,000 in accounts receivable as of December 31, 2007. Prospectdigital’s liabilities consist of $32,000 in accrued liabilities as of December 31, 2008 and $139,000 in accrued liabilities as of December 31, 2008. Prospectdigital incurred an $189,000 loss on the sale of its assets in 2007.

In January 2006, the Company decided to discontinue the operations of Values Financial Network (“VFN”).  The Company incurred insignificant costs in connection with exiting the operations.

3. Fixed Assets

	December 31,
	2008	2007
Computer hardware and purchased software	$2,638,000	$5,280,000
Internal use software development costs	15,236,000	15,353,000
Leasehold improvements	1,161,000	1,161,000
Capital leases	166,000
Furniture and equipment	953,000	1,780,000
Building		3,108,000
Land and land improvements		338,000
	20,154,000	27,020,000
Accumulated depreciation and amortization	(18,499,000)	(18,477,000)
Total	$1,655,000	$8,543,000

Effective October 17, 2007, Legacy Marketing entered into an agreement with a subsidiary of Perot Systems Corporation, whereby Legacy Marketing agreed to transfer its third party administration services function and certain employees who provide these services to Perot Systems in exchange for Perot Systems’ assumption of such administrative service functions.  As a result of this transaction, Legacy Marketing recognized a non-cash internal use software impairment charge of approximately $1.2 million in the fourth quarter of 2007.

On May 23, 2008, the Company sold its office building in Rome, Georgia for $3.5 million for a gain of $214,000. Proceeds from the sale of the building were used to repay the mortgage on the property, the outstanding balance of which was $2.6 million.

Throughout 2008, the Company retired $3 million in various unused computer software and hardware and $827,000 in unused furniture and equipment.

4. Accounts Payable and Accrued Liabilities

	December 31,
	2008	2007
Accrued compensation	$528,000	$958,000
Reserve for medical benefits	207,000	744,000
Accrued sales incentive programs	1,020,000	625,000
Payable to insurance carrier	201,000	492,000
Commissions payable	625,000	159,000
Deferred revenue	385,000	247,000
Accounts payable	526,000	436,000
Miscellaneous accrued expenses	316,000	415,000
Total	$3,808,000	$4,076,000

5. Notes and Other Borrowings

In 2007, the Company obtained margin loans from its investment broker for general corporate purposes.  The loans bear interest at the lender's base lending rate plus a surcharge based on the amount of the loans (8.5% at December 31, 2007), and are collateralized by the Company's investment portfolio.  As there was no stated maturity date the Company had included the entire balance of $3.9 million as of December 31, 2007, in the current portion of notes payable and other borrowings.

On October 9, 2008, the Company liquidated its investment portfolio for $5.4 million. The proceeds were used to repay the loans from its investment broker, the outstanding balance of which was $4.3 million.

Notes and other borrowings at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
Current portion of notes payable and other borrowings
Washington National credit agreement	$-	$675,000
Mortage loan, Rome building	-	90,000
Investment broker margin loans	-	3,926,000
Line of Credit	230,000	-
Total current portion of notes payable and other borrowings	230,000	4,691,000

Notes payable, less current portion
Washington National credit agreement	-	5,325,000
Mortage loan, Rome building	-	2,499,000
Line of Credit	-	-
Total notes payable, less current portion	-	7,824,000

Total notes and loans payable	$230,000	$12,515,000

On September 8, 2008, the Company entered into a Line of Credit Promissory Note with Lynda Pitts, Chief Executive Officer and Preston Pitts, Chief Operating Officer and Chief Financial Officer of the Company of which $225,000 has been advanced. Interest on the unpaid principal accrues monthly at a rate of 6% per annum. Principal and interest are due upon demand. As of December 31, 2008, $229,000 in principal and interest remained payable under the arrangement.

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

On March 26, 2008, the Company entered into an agreement to exchange its asset based trailing commissions (“trail commissions”) to Legacy TM for a limited partnership interest in Legacy TM (the “Partnership”). Subsequently, the company sold a portion of its limited partnership interest – Class B interest – for $6.5 million in cash and retained an interest in the limited partnership – Class A interest. The transaction closed on March 26, 2008. The Class A limited partnership interest in the Partnership, retained by Legacy Marketing, includes the beneficial interest in 33 1/3% of the trail commission revenue received on those policies in effect on or prior to the closing date for the one year period subsequent to the closing date and all revenue associated with policies that become effective after the closing date. The Company’s limited partnership interest is unencumbered. Lynda Pitts, Chief Executive Officer, and Preston Pitts, President, Chief Operating Officer and Chief Financial Officer of the Company, each of whom is also a director of the Company, are the general partners of the Partnership and together own all of the Class B interests in the Partnership.

A special committee of the Board of Directors of the Company comprising the independent directors, Ute Scott-Smith, J. Daniel Speight, Jr. and Donald Ratajczak, approved the amount of consideration. In connection with the committee’s deliberations the Company obtained a fairness opinion from an independent third party stating that the total value of the transaction to the Company was within an acceptable range of estimated fair values of the future trail commission cash flows. A portion of the proceeds was used to pay the $6 million note payable, plus accrued interest, to Washington National Insurance Company and interest accrued thereon. The remainder of the proceeds is available for general corporate purposes.

The Company had a mortgage on its office building in Rome, Georgia.  The outstanding balance of the note was $2.6 million as of December 31, 2007. On May 23, 2008, the Company sold its office building in Rome, Georgia for $3.5 million for a gain of $214,000. Proceeds from the sale of the building were used to repay the mortgage on the property, the outstanding balance of which was $2.6 million.

6. Deferred Compensation Payable

The Company sponsors a qualified defined contribution 401(k) plan, which is available to all employees.  The 401(k) plan allows employees to defer, on a pre-tax basis, up to 70% of their annual compensation as contributions to the 401(k) plan, subject to a maximum of $15,500.  The Company typically matches 50% of each employee’s contributions up to 6% of their annual compensation, subject to a maximum of $7,750.  The Company’s matching contributions were $134,000, $223,000, and $223,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

The Company also sponsors a non-qualified tax deferred compensation plan, which is available to certain employees who, because of Internal Revenue Code limitations, are prohibited from contributing the maximum percentage of salary to the 401(k) Plan.  Under this deferred compensation plan, certain employees may defer, on a pre-tax basis, a percentage of annual compensation, including bonuses.  The Company typically matches 50% of each employee’s contributions up to a maximum of 6% of annual compensation, less amounts already matched under the 401(k) plan.  The Company made matching contributions of $0, $0, and $2,000 during the years ended December 31, 2008, 2007, and 2006, respectively.  As of December 31, 2008 and 2007, employee contributions and Company matching contributions, including cumulative investment gains (losses), totaled $361,000 and $547,000, respectively.

The Company also sponsors a non-qualified tax deferred compensation plan under which producers who earn a minimum of $100,000 may defer, on a pre-tax basis, up to 50% of annual commissions.  In addition, the Company will match producer contributions for those producers who earn over $250,000 in annual commissions at rates ranging from 2% to 5% of amounts deferred, depending on the level of annual commissions earned.  During the years ended December 31, 2008, 2007, and 2006, matching contributions related to the producer commission deferral plan were $2,000, $1,000, and $2,000, respectively.  Producer contributions and Company matching contributions, including cumulative investment gains, totaled $5 million and $7.4 million as of December 31, 2008 and 2007, respectively.  The liability to the employee or producer is credited or charged based on indexes selected by the participant.

All contributions made to and earnings incurred thereon the employee and producer non-qualified tax deferred compensation plans are considered deemed investments and are not to be considered or construed as an actual investment of funds. The participant’s deemed investment is administered by a third-party to reflect the respective market activity and in turn, the fair value of the liability to the Company. In addition, the employee or producer who is a participant in the plan shall remain at all times an unsecured creditor of the Company.

Both of the Company’s non-qualified deferred compensation plans follow the guidelines of the IRC 401A. In 2008, the IRS mandated that all companies offering such plans be in compliance by December 31, 2008. The Company has successfully complied with these requirements within the IRS’ established time frame.

7. Sales Incentive Program

During 2008, 2007 and 2006, Legacy Marketing initiated sales incentive programs for its independent insurance producers and its top producers (“Wholesalers”), which granted bonuses to the producers and Wholesalers based upon their achievement of predetermined monthly sales targets. The Company recorded expense of $642,000 during the year ended December 31, 2008, related to these programs, of which $321,000 was paid as of December 31, 2008. The Company recorded expense of $1.0 million during the year ended December 31, 2007, related to these programs, of which $707,000 was paid as of December 31, 2007.  The Company recorded expense of $1.9 million during the year ended December 31, 2006 related to these programs, of which $332,000 was paid as of December 31, 2006.  The amounts expensed are included in selling, general and administrative expenses.

8. Commitments and Contingencies

The Company leases office and warehouse premises and certain office equipment under non-cancelable operating leases.  Related rent expense of $1.2 million, $1.3 million, and $1.3 million, is included in occupancy costs for the years ended December 31, 2008, 2007, and 2006, respectively.  Total rentals for leases of equipment included in equipment expense were $461,000, $653,000, and $747,000, for the years ended December 31, 2008, 2007, and 2006, respectively.

The Company’s future minimum annual lease commitments under all non-cancelable operating leases as of December 31, 2008 are as follows:

Year Ended December 31,		Operating Leases	Capital Leases
	2009	$994,000	$124,000
	2010	929,000	75,000
	2011	870,000	21,000
	2012	878,000	19,000
	2013	905,000	18,000
	Thereafter	1,735,000	4,000
Total minimum lease payments		$6,311,000	261,000
Less executory costs			(97,000)
Less amounts representing interest			(31,000)
Present value of mimimum capital lease payments			133,000
Less current portion			(69,000)
Long-term portion			$64,000

Pursuant to the terms of our Amended and Restated Shareholder's Agreement with Lynda L. Pitts, Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, upon the death of Mrs. Pitts, the Company would have the option (but not the obligation) to purchase from Mrs. Pitts’ estate all shares of common stock that were owned by Mrs. Pitts at the time of her death, or were transferred by her to one or more trusts prior to her death.  In addition, upon the death of Mrs. Pitts, her heirs would have the option (but not the obligation) to sell their inherited shares to the Company. The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares.  As of December 31, 2008, the Company believes that 125% of the fair market value of the shares owned by Mrs. Pitts was equal to $562,000.  The Company has purchased life insurance coverage for the purpose of funding this potential obligation upon Mrs. Pitts’ death.

The Company is involved in various claims and legal proceedings arising in the ordinary course of business.  Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with legal counsel, that the ultimate disposition of these claims will not have a material adverse effect on our financial condition, cash flows or results of operations.

As part of the Company’s agreements with certain of its insurance producers, the Company may, under certain circumstances, be obligated to offer to purchase the business of the producers.  At December 31, 2008, there were no outstanding commitments by the Company relating to such obligations.

Under both of the Company’s employee and producer non-qualified deferred compensation plans, the Company pays out distributions that have come due for that year in accordance with the each of the deferred compensation participants’ irrevocable election: attainment age, termination, or the early of both. In 2008, the Company paid out $302,000 and expects to pay out $1.2 million in 2009. However, the Company reserves the right to delay or suspend a payment that may jeopardize the Company’s financial condition, as outlined in the IRS regulation 401A.

9. Redeemable Common Stock

Between 1990 and 1992, the Company issued Series A and Series B redeemable common stock to certain shareholders. The Company is obligated to repurchase the redeemable common stock at the current fair market value.  Because there is no active trading market for the Company’s stock that would establish market value, the Company’s Board of Directors typically approve a redemption value for Series A redeemable common stock and for Series B redeemable common stock based on the stock valuation prepared by management.  However, the Company is currently unable to redeem its redeemable common stock due to restrictions in the California corporations law.

	Series A		Series B		Total
	Redeemable Common		Redeemable Common		Redeemable Common
	Stock		Stock		Stock
	Shares	Carrying Amount	Shares	Carrying Amount	Shares	Carrying Amount
Balance January 1, 2006	2,657,000	4,531,000	550,000	1,688,000	3,207,000	6,219,000
Redemptions and retirement of common stock	(91,000)	(157,000)	-	-	(91,000)	(157,000)
Reduction to redemption value	-	(165,000)	-	-	-	(165,000)
Balance December 31, 2006	2,566,000	4,209,000	550,000	1,688,000	3,116,000	5,897,000
Redemptions and retirement of common stock	-	-	-	-	-	-
Reduction to redemption value	-	-	-	-	-	-
Balance December 31, 2007	2,566,000	4,209,000	550,000	1,688,000	3,116,000	5,897,000
Redemptions and retirement of common stock	-	-	-	-	-	-
Reduction to redemption value	-	-	-	-	-	-
Balance December 31, 2008	2,566,000	4,209,000	550,000	1,688,000	3,116,000	5,897,000

The Company recorded redeemable common stock reduction of $0, $0, and $165,000 related to Series A redeemable common stock for the years ended December 31, 2008, 2007 and 2006.  Redeemable common stock is carried at the greater of the issuance value or the redemption value.

10. Stock Options and Stock Awards

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

Producer Option Plan — Under the Regan Holding Corp. Producer Stock Option and Award Plan (the “Producer Option Plan”), the Company may grant to Legacy Marketing producers and Legacy Financial registered representatives shares of the Company’s common stock and non-qualified stock options (the “Producer Options”) to purchase the Company’s common stock.  A total of 12.5 million shares have been reserved for grant under the Producer Option Plan.  We did not grant any stock options in either 2008 or 2007 and granted a total of 15,000 stock options to a Producer in the year ended December 31, 2006.  Compensation expense related to stock options awarded during 2006 and 2005 was immaterial.  There were no shares of Series A common stock awarded to non-employees during 2008, 2007 and 2006.

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

The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes stock option valuation model.  The estimated fair value of employee stock option awards is amortized over the award’s vesting period on a straight-line basis.  There were no stock options awarded in either 2008 or 2007, and the compensation expense related to stock options awarded in 2006 was immaterial.

Stock option activity under both plans was as follows:

		Total
		Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2005	6,036,000	$1.43
Granted	60,000	$0.68
Exercised	-	$-
Forfeited	(1,794,000)	$1.56

Outstanding at December 31, 2006	4,302,000	$1.37
Granted	-	$-
Exercised	-	$-
Forfeited	(1,064,000)	$1.38

Outstanding at December 31, 2007	3,238,000	$1.37
Granted	-	$-
Exercised	-	$-
Forfeited	(977,000)	$1.23

Outstanding at December 31, 2008	2,261,000	$1.43

Exercisable at December 31, 2006	4,126,000	$1.37
Exercisable at December 31, 2007	3,210,000	$1.37
Exercisable at December 31, 2008	2,261,000	$1.43

The following table summarizes information about stock options outstanding at December 31, 2008, under both plans:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of exercise prices	Shares	Contractual Life	Price	Shares	Price
$0.52-$0.68	30,000	7.34	$0.52	30,000	$0.52
$0.73-$1.03	253,000	6.97	$0.84	253,000	$0.84
$1.27-$1.27	347,000	0.02	$1.27	347,000	$1.27
$1.39-$1.39	4,000	0.50	$1.39	4,000	$1.39
$1.53-$1.55	1,068,000	1.33	$1.53	1,068,000	$1.53
$1.61-$1.61	120,000	2.00	$1.61	120,000	$1.61
$1.65-$1.69	439,000	3.84	$1.68	439,000	$1.68
	2,261,000	2.36	$1.43	2,261,000	$1.43

11. Income Taxes

Deferred tax assets and liabilities are recognized as temporary differences between amounts reported in the financial statements and the future tax consequences attributable to those differences that are expected to be recovered or settled.

The income tax (benefit) provision attributable to our continuing and discontinued operations was as follows:

	For the Year Ended December 31,
	2008	2007	2006

Continuing operations	$213,000	$5,000	$(2,698,000)
Discontinued operations	(97,000)	5,000	5,000
Total	$116,000	$10,000	$(2,693,000)

The provision for (benefit from) federal and state income taxes from continuing operations consist of amounts currently payable (receivable) and amounts deferred, which for the periods indicated, are shown below:

	For the Year Ended December 31,
	2008	2007	2006

Current income taxes:
Federal	$21,000	$-	$(2,658,000)
State	192,000	5,000	(40,000)
Total current	213,000	5,000	(2,698,000)

Deferred income taxes:
Federal	-	-	-
State	-	-	-
Total deferred	-	-	-

Income tax provision (benefit)	$213,000	$5,000	$(2,698,000)

The Company’s deferred tax assets (liabilities) consist of the following:

	December 31,
	2008	2007

Producer stock option and stock awards	$36,000	$71,000
Producer deferred compensation	2,117,000	3,154,000
Accrued sales convention costs	-	34,000
Deferred gain on sale/leaseback of building	750,000	860,000
Federal net operating loss carryforward	7,601,000	7,958,000
Federal alternative minimum tax credit carryforward	214,000	192,000
State net operating loss carryforward, net of federal taxes	2,303,000	2,325,000
State alternative minimum tax credit carryforward,
net of federal taxes	178,000	181,000
Other deferred tax assets, net of federal taxes	378,000	653,000
Subtotal deferred tax assets	13,577,000	15,428,000
Valuation allowance	(13,285,000)	(13,219,000)
Subtotal deferred tax assets after valuation allowance	292,000	2,209,000

Fixed assets depreciation	(292,000)	(1,706,000)
Unrealized gains	-	(503,000)
Subtotal deferred tax liabilities	(292,000)	(2,209,000)

Deferred tax assets, net	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will, or will not, be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.  Due to cumulative losses in recent years, management established a valuation allowance of $13.3 million as of December 31, 2008.  This represents a net increase in the valuation allowance on deferred tax assets of $66,000 and $3.4 million in 2008 and 2007, respectively.

The income tax provision (benefit) in 2008, 2007 and 2006 differed from the amounts computed by applying the statutory federal income tax rate of 34% to pretax income (loss) as a result of the following:

	For the Year Ended December 31,
	2008	2007	2006

Federal income tax benefit at statutory rate (34%)	$238,000	$(3,177,000)	$(2,501,000)
Increase (reductions) in income taxes resulting from:
State franchise taxes, net of federal income tax benefit	126,000	3,000	(27,000)
Expired producer stock options unexercised	30,000	28,000	283,000
Valuation allowance for remaining producer stock options	(27,000)	(25,000)	(249,000)
Valuation allowance for federal net operating loss carryforward
and other temporary differences	(245,000)	3,032,000	2,309,000
Settlement of prior years' federal income taxes	-	-	(2,660,000)
Valuation allowance for federal alternative minimum tax credit
carryforward	22,000	-	2,000
Intercompany adjustments for discontinued operations	74,000	137,000	121,000
Other	(5,000)	7,000	24,000
Income tax provision (benefit)	$213,000	$5,000	$(2,698,000)

As of December 31, 2008, the Company had federal and primary state net operating loss carryforwards of $22.4 million and $40.6 million, respectively.  On December 31, 2025, 2026 and 2027, $3.9 million, $12.1 million and $6.3 million, respectively, of the federal net operating losses will expire.  On December 31, 2014, $4.9 million of the state net operating losses will begin to expire.  The Company also has federal and state alternative minimum tax credit carryforwards of $214,000 and $270,000, respectively.  These credits do not have an expiration date.  Federal and state tax valuation allowances have been established for all of the federal and state net operating loss carryforwards and the federal and state tax credit carryforwards.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  This interpretation creates a two step approach for evaluation of uncertain tax positions.  Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination.  Measurement (step two) determines the highest amount of benefit that more likely than not will be realized upon settlement.  The Company does not currently have an unrecognized tax benefit balance and for federal income tax purposes, the statute of limitations is open for tax years 2005 through 2008.  The adoption of FIN 48 did not have a significant impact on the Company’s financial condition or results of operations.

12. Loss per Share

The basic and diluted income (loss) per share calculations are based on the weighted average number of common shares outstanding including shares of redeemable common stock.

	For the Year Ended
	December 31,
	2008	2007	2006

Income (loss) from continuing operations	$488,000	$(9,349,000)	$(4,658,000)
Loss from discontinued operation	(598,000)	294,000	(1,592,000)
Net loss	(110,000)	(9,055,000)	(6,250,000)
Reduction of redeemable common stock	-	-	165,000
Net loss available for common shareholders	$(110,000)	$(9,055,000)	$(6,085,000)

Weighted average shares used to compute basic and diluted
net income (loss) per share amounts:	24,076,000	24,076,000	24,094,000
Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.39)	$(0.19)
Net loss	$(0.00)	$(0.38)	$(0.26)
Net loss available for common shareholders	$(0.00)	$(0.38)	$(0.25)

Outstanding options to purchase 2.3 million, 3.2 million, and 4.3 million shares of the Company’s common stock on December 31, 2008, 2007 and 2006, respectively, were excluded from the computation of diluted net income (loss) per share for those periods, as the effect would have been antidilutive.

13. Concentration of Risk

In 2008, Legacy Marketing sold and marketed its products primarily on behalf of four unaffiliated insurance carriers: Investors Insurance, Washington National, American National, and OM Financial (Americom).  The agreements with those carriers generated a significant portion of the Company’s total consolidated revenue of $12.6 million, which excludes the gain on the sale of partnership interests of $6.5 million:

	2008	2007	2006
Investors Insurance	26%	7%	7%
Washington National	14%	26%	27%
American National	12%	21%	21%
OM Financial (Americom)	10%	9%	14%

Legacy Marketing’s revenues are derived primarily from sales and marketing of the following fixed annuity product series:

	2008	2007	2006
PremierMark(SM) series (Investors Insurance)	22%	5%	3%
RewardMark(SM) series (Washington National)	14%	26%	27%
BenchMark(SM) series (American National)	11%	19%	20%
AmeriMark Freedom (SM) series (OM Financial)	10%	9%	14%

Effective October 17, 2007, Legacy Marketing entered into an agreement and strategic alliance with a subsidiary of Perot Systems, whereby Legacy Marketing agreed to transfer its third party administration services function and the employees who provide these services to Perot Systems in exchange for Perot Systems’ assumption of such administrative service functions.  Perot Systems will also become the exclusive provider of administrative services for Legacy Marketing’s future portfolio of annuity products.  Pursuant to this arrangement, the Company had a $21,172 payable to Perot Systems at December 31, 2008. In the twelve months ended December 31, 2007 and 2006, Legacy Marketing received approximately $5.3 million and $7.4 million, respectively, in gross revenue under the administrative agreements with carriers.  The termination of administrative agreements does not affect the commissions earned by Legacy Marketing on additional premiums received or assets under management with respect to the underlying insurance contracts.

14. Sale/Leaseback of Office Building

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

Supplementary Data

Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2008
Total revenue	$10,010,000	$2,820,000	$3,065,000	$3,245,000	$19,140,000
Operating income (loss)	$4,700,000	$(2,252,000)	$(1,489,000)	$(155,000)	$804,000
Net income (loss)	$4,149,000	$(2,195,000)	$(1,567,000)	$(497,000)	$(110,000)
Basic and diluted earnings per share:
Loss available to common shareholders	$0.17	$(0.09)	$(0.07)	$(0.02)	$(0.00)
2007
Total revenue	$5,401,000	$5,509,000	$4,441,000	$4,516,000	$19,867,000
Operating loss	$(2,133,000)	$(1,860,000)	$(1,845,000)	$(3,019,000)	$(8,857,000)
Net loss	$(2,537,000)	$(1,957,000)	$(1,090,000)	$(3,471,000)	$(9,055,000)
Basic and diluted earnings per share:
Loss available to common shareholders	$(0.11)	$(0.08)	$(0.05)	$(0.14)	$(0.38)

Schedule II - Valuation and Qualifying Accounts

		Additions	Deductions
	Balance at	charged to	charged to	Balance
	beginning	costs and	costs and	at end of
	of period	expenses	expenses	period
2008
Allowance for uncollectible accounts	$382,000	$126,000	$(488,000)	$20,000
State net operating loss carryforward
valuation allowance	$2,682,000	$60,000	$(17,000)	$2,725,000
State alternative minimum tax credit
carryforward valuation allowance	$181,000		$(3,000)	$178,000
Producer stock option deferred tax
valuation allowance	$65,000		$(32,000)	$33,000
Federal net operating loss carryforward	-
valuation allowance	$9,987,000	$402,000	$(369,000)	$10,020,000
Federal alternative minimum tax credit
carryforward valuation allowance	$192,000	$22,000		$214,000
Other	$112,000	$3,000		$115,000
2007
Allowance for uncollectible accounts	$389,000	$29,000	$(36,000)	$382,000
State net operating loss carryforward
valuation allowance	$2,332,000	$491,000	$(141,000)	$2,682,000
State alternative minimum tax credit
carryforward valuation allowance	$181,000	$-	$-	$181,000
Producer stock option deferred tax
valuation allowance	$95,000	$-	$(30,000)	$65,000
Federal net operating loss carryforward
valuation allowance	$6,917,000	$3,069,000	$-	$9,986,000
Federal alternative minimum tax credit
carryforward valuation allowance	$192,000	$-	$-	$192,000
Other	$110,000	$2,000	$-	$112,000
2006
Allowance for uncollectible accounts	$429,000	$65,000	$(105,000)	$389,000
State net operating loss carryforward
valuation allowance	$1,842,000	$490,000	$-	$2,332,000
State alternative minimum tax credit
carryforward valuation allowance	$181,000	$-	$-	$181,000
Producer stock option deferred tax
valuation allowance	$441,000	$4,000	$(350,000)	$95,000
Federal net operating loss carryforward
valuation allowance	$3,954,000	$2,963,000	$-	$6,917,000
Federal alternative minimum tax credit
carryforward valuation allowance	$191,000	$1,000	$-	$192,000
Other	$109,000	$1,000	$-	$110,000

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives.  As of December 31, 2008, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  Our management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there have been no such changes during the period covered by this report.

The Company has a Disclosure Committee, consisting of certain executives of the Company.  The Disclosure Committee meets quarterly as part of the closing process and reviews each financial statement line item and footnote disclosure to ensure the impacts of all business activity and transactions have been appropriately accounted for and disclosed in the consolidated financial statements and related notes of the Company.  The Disclosure Committee also reviews detailed analytics of the Company’s performance and assesses the need for any additional disclosures based on the relevant reporting period’s activity.  The Disclosure Committee began reviewing the disclosures made by the Company in its filings with the SEC starting with the Company’s Form 10-K for the year ended December 31, 2003.

Item 9A(T). Controls and Procedures

As of December 31, 2008, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the material financial and non-financial information required to be disclosed in our annual report and filed with the SEC is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Act, of 1933 as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2008, are effective at such reasonable assurance level.  There can be no assurance that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.  Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2008.

This management report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section.

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

We have a Finance Code of Professional Conduct that applies to our Chief Executive Officer, President and Chief Financial Officer,  Chief Operations Officer, Chief Marketing Officer, Vice President of Product Development, Vice President of Compliance, and employees of the finance division.  The Finance Code of Professional Conduct can be accessed at our Website at www.legacynet.com.  Printed copies may be obtained, free of charge, by writing to our Chief Financial Officer at 2090 Marina Avenue, Petaluma, California 94954.

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Section 16(a)”), requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC and the National Association of Securities Dealers, Inc.  Such officers, directors and ten-percent stockholders are also required by the SEC rules to furnish the Company with copies of all such forms that they file.  The Company believes that during 2008 all Section 16(a) filing requirements applicable to its officers, directors and ten-percent stockholders were complied with.

Item 11. Executive Compensation

Information required by Item 11 will be contained in an amendment or in the Company’s Definitive Proxy Statement in the section titled “Executive Compensation.”  Such information is incorporated herein by reference.

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

 2,261,000

$1.43

18,739,000

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

1.

The following financial statements are included in Item 8:

(i)

Reports of Independent Registered Public Accounting Firms.

(ii)

Consolidated Balance Sheet as of December 31, 2008 and 2007.

(iii)

Consolidated Statement of Operations for the years ended December 31, 2008, 2007, and 2006.

(iv)

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2008, 2007, and 2006.

(v)

Consolidated Statement of Cash Flows for the years ended December 31, 2008, 2007, and 2006.

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

10(h)

Credit Agreement between Legacy Marketing Group and Washington National Insurance Company dated July 20, 2006. (8)

10(i)

Asset Purchase Agreement between Prospectdigital LLC and PD Holdings LLC, dated January 25, 2007. (9)

10(j)

Asset Purchase Agreement between Transaction Applications Group, Inc. and Legacy Marketing Group, dated October 17, 2007. (11)

10(k)

Lease Agreement between Regan Holding Corp. and Perot Systems Corporation, dated October 17, 2007. (11)

10(l)

License and Hosting Agreement between Transaction Applications Group, Inc. and Legacy Marketing Group, dated October 17, 2007. (11)

10(m)

Guaranty by Perot Systems Corporation of Payment and Obligations of Transaction Applications Group, Inc. under the Asset Purchase Agreement, dated October 17, 2007. (11)

10(n)

Guaranty by Regan Holding Corp. of Payment and Obligations of Legacy Marketing Group, Inc. under the Asset Purchase Agreement, dated October 17, 2007. (11)

21

Subsidiaries of Regan Holding Corp.

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

(11)

Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAN HOLDING CORP.

By: /s/ Lynda L. Pitts

Date: March 31, 2009

Lynda L. Pitts

Chairman of the Board of Directors and

Chief Executive Officer

By: /s/ R. Preston Pitts

Date: March 31, 2009

R. Preston Pitts

Principal Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Lynda L. Pitts

Date: March 31, 2009

Lynda L. Pitts

Chairman of the Board of Directors and Chief

Executive Officer (Principal Executive Officer)

By: /s/ R. Preston Pitts

Date: March 31, 2009

R. Preston Pitts

Director, President

(Principal Financial and Accounting Officer)

By: /s/ Donald Ratajczak

Date: March 31, 2009

Donald Ratajczak

Director

By: /s/ Ute Scott-Smith

Date: March 31, 2009

Ute Scott-Smith

Director

By: /s/ J. Daniel Speight, Jr.

Date: March 31, 2009

J. Daniel Speight, Jr.

Director