Form 10-K/A
period 2008-12-31
REGAN HOLDING CORP
filed 2009-04-30
CIK 870069

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

There is currently no trading market for the registrant’s stock. Accordingly, the aggregate market value of the common equity held by non-affiliates is $616,000.  This value is based upon the price at which the registrant would have repurchased its stock had it repurchased any stock in the last fiscal year.

As of  April 15, 2009, the number of shares outstanding of the registrant’s Series A Common Stock was 23,525,000 and the number of shares outstanding of the registrant’s Series B Common Stock was 550,000.  The registrant has no other shares outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the "Amendment") amends an Annual Report on Form 10-K of Regan Holding Corp. (“the Company, we, our, us”) for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the "SEC") on March 31, 2009. The Company is filing this Amendment to include certain information required by Part III that we intended to be incorporated by reference from our 2009 Proxy Statement, which will not be filed within the requisite time period allowing such incorporation by reference.

The Company's Finance Code of Professional Conduct is not available on the Company's website, as previously reported in our Form 10-K filing.   Any person may obtain a free copy of the Finance Code of Professional Conduct by contacting  Shareholder  Relations at 707-778-8638.

This Form 10-K/A does not attempt to modify or update any other disclosures set forth in our Form 10-K filing, except as required to reflect the additional information mentioned above and included in Part III of this Form 10-K/A. Additionally, this Form 10-K/A, except for the additional information included in Part III, is as of the filing date of the 10-K and does not update or discuss any other Company developments subsequent to the date of the 10-K.

Table of Contents

Part - Page
PART III
Item 10.	Directors and Executive Officers	III-3
Item 11.	Executive Compensation	III-4
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	III-7
Item 13.	Certain Relationships and Related Transactions, and Director Independence	III-8
Item 14.	Principal Accounting Fees and Services	III-8
PART IV
Item 15.	Exhibits and Financial Statement Schedules	IV-9

Signatures		11

Item 10.  Directors and Executive Officers

Directors

Name and Age	Principal Occupation	Director Since
Lynda L. Pitts 60 years old	Ms. Pitts has served as Chairman of the Board and Chief Executive Officer of the Company since 1992. She was Senior Vice President and Treasurer of the Company from 1990 to 1992.	1990
R. Preston Pitts 57 years old

Mr. Pitts served as Chief Financial Officer of the Company from 1994 to 1997, has served as President and Secretary of the Company since 1997, and as President, Secretary and Chief Operating Officer of the Company since 1998.  As of April 19, 2004, he became interim Chief Financial Officer of the Company.  Prior to joining the Company, he owned Pitts Company, a certified public accounting firm specializing in services for insurance companies, served as a financial officer for United Family Life Insurance Company and American Security Insurance Group, both Fortis-owned companies, and was an Audit Manager for Ernst & Young.

		1995
Ute Scott-Smith 49 years old	Ms. Scott-Smith, ChFC, has run her own financial services business since January 2003. She also served as Senior Vice-President of the Company from 1990 to April of 1997.	1997
Dr. Donald Ratajczak 66 years old

Dr. Ratajczak is a consulting economist.  Prior to April 1, 2003, he was the Chief Executive Officer and Chairman of the Board of Brainworks Ventures, Inc. until its merger with Assurance America Corp.  Since then, he has served as a director of the combined entity.  From 1973 until his retirement in June 2000, Dr. Ratajczak was Director of the Economic Forecasting Center in the J. Mack Robinson College of Business of Georgia State University.  Prior to founding the Center in 1973, Dr. Ratajczak was Director of Research for the UCLA Business Forecasting Project.  Dr. Ratajczak also serves as a director of Ruby Tuesday, Inc., Crown Craft, Citizens Trust Bank, and Assurance America.

		2000
J. Daniel Speight, Jr. 52 years old	Mr. Speight was the Vice Chairman, Chief Financial Officer and a director of Flag Financial Corporation, a bank holding company, and of Flag Bank, a wholly owned subsidiary of Flag Financial from 1998 to 2006. In 2006, Flag Financial Corporate was acquired by RBC Centura. Mr. Speight has served as a managing principal in Bankers Capital Group LLC since 2006 to present and of counsel for the law firm James, Bates, Pope & Spivey in Macon, Georgia since 2007 to present. He is a member of the State Bar of Georgia.	2000

Executive Officers

Lynda L. Pitts and R. Preston Pitts, both of whom are directors also serve as executive officers of the Company and are identified above.

Family Relationships

Lynda L. Pitts, Chairman of the Board and Chief Executive Officer of the Company, is married to R. Preston Pitts, President, Chief Operating Officer and director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  The rules of the Securities and Exchange Commission require reporting persons to supply the Company with copies of these reports.

Based solely on its review of the copies of such reports received from reporting persons, the Company believes that with respect to the year ended December 31, 2008, all reporting persons timely filed the required reports.

Item 11.  Executive Compensation

The following Summary Compensation Table sets forth the compensation of the Company’s named executive officers, who were the only executive officers of the Company during the fiscal year ended December 31, 2008. The Board of Directors approved such compensation, including bonus amounts, if applicable, for such executive officers.

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total Compensation
Position	Year	($)	($)	($)	($)	($)	($)	($)		($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)

Lynda L. Pitts,	2008	425,000	-	-	-	-	-	12,832	(1), (2)	437,832
Chief Executive Officer	2007	425,000	-	-	-	-	-	10,501	(1), (2)	435,501
	2006	372,115	-	-	-	-	-	8,696	(1), (2)	380,811

R. Preston Pitts,	2008	375,000	-	-	-	-	-	7,961	(1), (2)	382,961
President, Chief	2007	375,000	-	-	-	-	-	34,140	(1), (2), (3)	409,140
Operating Officer and	2006	343,269	-	-	-	-	-	30,898	(1), (2), (3)	374,167
Chief Financial Officer

(1)

The amount includes matching contributions made by the Company pursuant to its 401(k) Plan and non-qualified tax deferred compensation plan.  The 401(k) Plan is available to all employees and allows employees to defer, on a pre-tax basis, up to 15% of their annual compensation as contributions to the 401(k) plan, subject to a maximum of $15,000.  The Company typically matches 50% of each employee’s contributions up to 6% of their annual compensation, subject to a maximum of $7,500.  The Company also sponsors a non-qualified tax deferred compensation plan, which is available to certain employees who, because of Internal Revenue Code limitations, are prohibited from contributing the maximum percentage of salary to the 401(k) Plan.  Under this deferred compensation plan, certain employees may defer, on a pre-tax basis, a percentage of annual compensation, including bonuses.  The Company typically matches 50% of each employee’s contributions up to a maximum of 6% of annual compensation, less amounts already matched under the 401(k) plan.

(2)

Includes life insurance premiums paid by the Company for the benefit of a named executive officer.

(3)

Includes amounts of base salary the executive officer elected to defer to the Company’s unfunded nonqualified compensation plan.

We do not have any employment arrangements with our executive officers, other than those that set forth minimum base salary amounts and provide each executive officer with a potential bonus.  No plan-based awards were granted in the year ended December 31, 2008, in the year ended December 31, 2007 or the year ended December 31, 2006. Executive officers are eligible to participate in the Officer Incentive Program in which they can earn an annual bonus that would be determined as a percentage of their minimum base salary.  Eligibility in this bonus compensation arrangement is based on the results of the Company’s financial performance. The Board of Directors approves such bonus payments.  No bonuses were paid to either executive officer in 2008, 2007 or 2006.  In such years, the executive officers received the minimum base salary approved by the Board of Directors.

The Company provides a defined contribution plan, which is intended to qualify under Section 401(a) of the Internal Revenue Code. The trustee is Prudential Bank and Trust, FSB. The effective date of the plan is 7/1/1994. The Regan Holding Corp 401(k) plan allows all eligible employees to have a specified percentage or dollar amount withheld from their salary and have such amount deposited directly into a 401(k) account on their behalf on a pre-tax basis through salary deferral. Participants are  100% vested in their salary deferrals. In addition to salary deferrals, the plan allows for employer matching contributions which vest at 20% each year. The Company determines each year whether top heavy rules are satisfied for the plan and work diligently to enroll all employees through automatic enrollment. We adhere to the IRS limits each year for maximum deferral and catch-up contributions. Upon termination of employment, participants may be eligible for a distribution from the Plan. The Plan is designed to comply with the requirements of ERISA 404(c), and participants have the right to direct the investment of Plan assets.

The Key Employee Deferred Compensation Plan was adopted January 1, 1998.  The Plan was established to provide certain key employees with the opportunity to defer receipt of their base salary and annual bonus to provide an additional retirement benefit to the extent their benefits under the Company’s 401(k) Plan have been limited.  The Plan is administered to operate as an unfunded nonqualified compensation plan for tax purposes and Title 1 of ERISA.  At the time of participation in the Plan, the key employee elects the timing and method of distribution of his or her vested accrued benefit.  Such distribution can occur when the employee terminates employment with the Company or when the key employee reaches the attained age predesignated by them at the time of election, or the earlier of the two.  The method of distribution can be in the form of a lump sum, equivalent annual installments over 5 years, or equivalent annual installments over 10 years.  Once elected, the designation is irrevocable and applies to all deferrals under the Plan.  The Plan does provide for early distribution in the event of severe financial hardship or unforeseeable emergency, subject to the provisions of the Plan.  Each plan year, the elected deferred amounts are credited to an account for the benefit of the key employee.  The Company selects certain mutual funds, insurance company separate accounts, indexed rates or other method for purposes of crediting earnings to each key employee’s account.  The employee elects which options he or she wishes to participate in.  The Company may discontinue, substitute or add investments options as administratively practical.

Outstanding Equity Awards as of December 31, 2008

	OPTION AWARDS
Name and Principal	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration
Position	(#) (1)	(#)	(#)	($)	Date
(a)	(b)	(c)	(d)	(e)	(f)

Lynda L. Pitts,	413,700	-	-	1.53	1/1/2010
Chief Executive Officer

R. Preston Pitts,	225,000	-	-	1.27	1/1/2009
President, Chief	400,000	-	-	1.53	1/1/2010
Operating Officer and	75,000	-	-	1.68	1/1/2012
Chief Financial Officer

(1) (1) The stock options listed above are fully vested.

Director Compensation as of December 31, 2008

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Donald Ratajczak	14,500	-	-	-	-	-	14,500

Ute Scott-Smith	14,500	-	-	-	-	-	14,500

J. Daniel Speight, Jr.	14,500	-	-	-	-	-	14,500

The compensation for directors of the Company who are not executive officers or employees of the Company currently consists of a $10,000 annual retainer plus a $1,500 attendance fee for each Board or committee meeting attended.  As independent directors of the Company, Dr. Ratajczak, Ms. Scott and Mr. Speight,  are eligible to receive stock options.   Lynda L. Pitts and R. Preston Pitts are executive officers of the Company and are not separately compensated for serving as directors or attending Board or committee meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company knows of no person who is the beneficial owner of more than five percent of any class of the Company’s outstanding Common Stock other than Lynda L. Pitts, Chairman of the Board and Chief Executive Officer of the Company, and R. Preston Pitts, President, Chief Operating Officer and Chief Financial Officer, whose ownership is listed below.  The address for Lynda L. Pitts and R. Preston Pitts is 2090 Marina Avenue, Petaluma, California 94954.

The following table shows the amount of Series A Stock of the Company beneficially owned by the Company’s directors, the executive officers of the Company named in the Summary Compensation Table below and the directors and executive officers of the Company as a group.  The information set forth below is as of April 15, 2009.  No director or executive officer owns any Series B Stock.

Title of class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Lynda L. Pitts, Director, Chairman of the Board & Chief Executive Officer	11,654,433 (1)	49.5%
Common Stock	R. Preston Pitts, Director, President, Chief Operating Officer and Chief Financial Officer	1,216,266 (2)	5.2%
Common Stock	Ute Scott-Smith, Director	395,000 (3)	1.7%
Common Stock	J. Daniel Speight, Jr., Director	90,000 (4)	*
Common Stock	Donald Ratajczak, Director	90,000 (4)	*

AAll executive officers and directors as a group		13,445,699	57.1%

(1) Includes 413,700 shares issuable pursuant to stock options that are exercisable within 60 days.
(2) Includes 475,000 shares issuable pursuant to stock options that are exercisable within 60 days.
(3) Includes 95,000 shares issuable pursuant to stock options that are exercisable within 60 days.
(4) Includes 90,000 shares issuable pursuant to stock options that are exercisable within 60 days.

* Indicates that the percentage of the outstanding shares beneficially owned is less than one percent (1%).

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Pursuant to the terms of the Amended and Restated Shareholder Agreement with Lynda L. Pitts, Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, upon the death of Ms. Pitts, the Company would have the option (but not the obligation) to purchase from Ms. Pitt’s estate all shares of Common Stock that were owned by Ms. Pitts at the time of her death, or were transferred by her to one or more trusts prior to her death.  In addition, upon the death of Ms. Pitts, her heirs would have the option (but not the obligation) to sell their inherited shares to the Company.  The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares. As of December 31, 2008, the Company believes that 125% of the fair market value of the shares owned by Ms. Pitts was equal to $562,000.  The Company has purchased life insurance coverage for the purpose of funding this potential obligation upon Ms. Pitts’ death.

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

On September 8, 2008, the Company issued a Line of Credit Promissory Note to Lynda Pitts, Chief Executive Officer and Preston Pitts, Chief Operating Officer and Chief Financial Officer of the Company.  Pursuant to the Note, Lynda Pitts and Preston Pitts have advanced $225,000 in principal amount to the Company.  Interest on the unpaid principal accrues monthly at a rate of 6% per annum. Principal and interest are due upon demand. As of December 31, 2008, $229,000 in principal and interest remained payable under the arrangement.

Currently, Donald Ratajczak, Ute Scott-Smith and J. Daniel Speight, Jr. are the only independent directors of the Company as defined by the New York Stock Exchange.

Item 14. Principal Accounting Fees and Services

The following table presents the aggregate fees billed for professional services rendered by Burr, Pilger & Mayer LLP for the years ended December 31, 2008 and 2007.

	2008	2007
Burr, Pilger & Mayer LLP
Audit Fees	$198,120	$212,160
Audit-Related Fees	$-	$-

Total
Audit Fees (1)	$198,120	$212,160
Audit-Related Fees (2)	$-	$-

(1)

Represents professional fees for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q or for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2) Services performed consisted primarily of review of amendments to a registration statement filed with the Securities and Exchange Commission.

Tax Fees

No aggregate fees were billed in either of the last two years for professional services rendered by Burr, Pilger & Mayer LLP for tax compliance, tax advice or tax planning.

All Other Fees

There were no other fees billed during the year ended December 31, 2008. During the year ended December 31, 2007, Burr, Pilger & Mayer LLP also billed the Company $3,090 for non-audit professional services performed related primarily to Sarbanes-Oxley section 404 consultation.  The Audit Committee has considered whether such non-audit services are compatible with maintaining auditor independence.

Audit Committee Pre-Approval Policies and Procedures

All services to be performed for the Company by our independent auditors must be separately pre-approved by the Company’s Audit Committee.  All services provided by our independent auditors in 2008 and 2007 were approved in advance by the Audit Committee.

Item 15. Exhibits and Financial Statement Schedules

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

21

Subsidiaries of Regan Holding Corp.  (12)

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

(12)

Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 21, 2008

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAN HOLDING CORP.

By: /s/ Lynda L. Pitts

Lynda L. Pitts

Chairman of the Board of Directors and

Chief Executive Officer

By: /s/ R. Preston Pitts

R. Preston Pitts

Principal Accounting and Financial Officer

Date: April 30, 2009 Date: April 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

REGAN HOLDING CORP.

By: /s/ Lynda L. Pitts

Lynda L. Pitts

Chairman of the Board of Directors and

Chief Executive Officer

By: /s/ R. Preston Pitts

R. Preston Pitts

Principal Accounting and Financial Officer

Date: April 30, 2009 Date: April 30, 2009

Signatures (Continued)

By: /s/ Donald Ratajczak Donald Ratajczak Director By: /s/ Ute Scott-Smith Ute Scott-Smith Director By: /s/ J. Daniel Speight, Jr. J. Daniel Speight, Jr. Director	Date: April 30, 2009 Date: April 30, 2009 Date: April 30, 2009