Form 10-Q
period 2009-03-31
REGAN HOLDING CORP
filed 2009-05-15
CIK 870069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

or

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

Yes   [X]      No   [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).

Yes   [   ]      No   [   ]

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

Yes   [   ]      No   [X]

As of May 13, 2009, there were 23,525,000 shares of Common Stock-Series A outstanding and 550,000 shares of Common Stock-Series B outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Balance Sheet

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and cash equivalents	$521,000	$628,000
Trading investments	214,000	641,000
Accounts receivable, net of allowance of $15,000 and $0, at
March 31, 2009 and December 31, 2008, respectively	476,000	447,000
Notes receivable, net of allowance of $20,000 at March 31, 2009
and December 31, 2008, respectively	126,000	175,000
Prepaid expenses and deposits	186,000	146,000
Current assets from discontinued operations	299,000	322,000
Total current assets	1,822,000	2,359,000
Net fixed assets	921,000	1,655,000
Building lease deposit	1,000,000	1,000,000
Other assets	19,000	32,000
Total non-current assets	1,940,000	32,687,000
Total assets	$3,762,000	$5,046,000

Liabilities, redeemable common stock, and shareholders' deficit
Liabilities
Accounts payable and accrued liabilities	$2,322,000	$3,808,000
Current portion of capital lease liabilities	82,000	69,000
Short-term borrowings	233,000	230,000
Current liabilities from discontinued operations	395,000	398,000
Total current liabilities	3,032,000	4,505,000
Deferred compensation payable	4,813,000	5,314,000
Deferred gain on sale of building	1,814,000	1,882,000
Capital lease liabilities, less current portion	120,000	64,000
Other liabilities	120,000	134,000
Total non-current liabilities	6,867,000	7,394,000
Total liabilities	9,899,000	11,899,000

Redeemable common stock, Series A and B	5,897,000	5,897,000

Shareholders' deficit
Preferred stock, no par value: Authorized: 100,000,000 shares;
No shares issued or outstanding	-	-
Series A common stock, no par value:
Authorized: 45,000,000 shares; issued and outstanding: 20,959,000
shares at March 31, 2009 and December 31, 2008, respectively	3,921,000	3,921,000
Paid-in capital	6,650,000	6,650,000
Accumulated deficit	(22,605,000)	(23,321,000)
Total shareholders' deficit	(12,034,000)	(12,750,000)
Total liabilities, redeemable common stock, and shareholders' deficit	$3,762,000	$5,046,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Revenue
Marketing allowances and commission overrides	$2,975,000	$1,763,000
Trailing commissions	174,000	705,000
Sale of Legacy TM, LP Class B interest	-	6,500,000
Other revenue	1,047,000	1,130,000

Total revenue	4,196,000	10,098,000

Expenses
Selling, general and administrative	2,356,000	3,980,000
Depreciation and amortization	839,000	1,025,000
Other	179,000	305,000

Total expenses	3,374,000	5,310,000

Operating income	822,000	4,788,000

Other income
Investment income, net	5,000	38,000
Interest expense	(3,000)	(310,000)
Total other income (expense), net	2,000	(272,000)

Income before income taxes	824,000	4,516,000
Provision for income taxes	70,000	136,000

Income from continuing operations	754,000	4,380,000

Discontinued operations
Loss from operation of discontinued segments Values
Financial Network, Inc., Legacy Financial Services
and prospectdigital	(44,000)	(239,000)
Benefit from income taxes	(6,000)	(8,000)

Loss from discontinued operations	(38,000)	(231,000)

Net income available for common shareholders	$716,000	$4,149,000

Basic and diluted net income per share:
Income from continuing operations	$0.03	$0.18
Net income available for common shareholders	$0.03	$0.17
Weighted average shares outstanding used to compute basic and diluted net income per share amounts	24,076,000	24,076,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Deficit
(Unaudited)

	Series A Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2008	20,959,000	$3,921,000	$6,650,000	$(23,321,000)	$(12,750,000)

Net income				716,000	716,000

Balance March 31, 2009 (unaudited)	20,959,000	$3,921,000	$6,650,000	$(22,605,000)	$(12,034,000)

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES Consolidated Statement of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$716,000	$4,149,000
Adjustments to reconcile net income:
Depreciation and amortization	839,000	1,025,000
Amortization of deferred gain on sale of building	(68,000)	(69,000)
Increase in allowance for doubtful accounts	15,000	11,000
Losses on trading securities, net	-	318,000
Changes in operating assets and libilities
Sales of trading securities, net	427,000	259,000
Accounts receivable	(44,000)	283,000
Prepaid expenses and deposits	(40,000)	(61,000)
Accounts payable and accrued liabilities	(1,486,000)	318,000
Deferred compensation payable	(501,000)	(602,000)
Other operating assets and liabilities	(1,000)	203,000
Current assets and liabilities of discontinued operations	20,000	-
Net cash (used in) provided by operating activities:	(123,000)	5,834,000

Cash flows from investing activities:
Purchases of fixed assets	(21,000)	(17,000)
Repayments of notes receivable, net	49,000	1,000
Decrease in temporarily restricted cash	-	302,000
Net cash provided by investing activities:	28,000	286,000

Cash flows from financing activities:
Proceeds from loans payable	-	173,000
Payments of capital lease obligations and notes payable	(12,000)	(6,022,000)
Net cash used in financing activities:	(12,000)	(5,849,000)

Net (decrease) increase in cash and cash equivalents	(107,000)	271,000
Cash and cash equivalents, beginning of period	628,000	152,000
Cash and cash equivalents, end of period	$521,000	$423,000

Supplemental cash flow disclosures:
Income taxes paid	$124,000	$-
Interest paid	-	229,000
Supplemental non-cash investing and financing activities:
Equipment obtained under capital lease agreements	84,000	-

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

The Consolidated Financial Statements are unaudited but reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position and results of operations.  The results for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the entire year.  These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report for the year ended December 31, 2008, as filed on Forms 10-K and 10-K/A with the Securities and Exchange Commission on March 31, 2009, and April 30, 2009, respectively.

2.

Net Income per Share

	For the Three Months Ended
	March 31,
	2009	2008

Income from continuing operations	$754,000	$4,380,000
Loss from discontinued operations	(38,000)	(231,000)
Net income available for common shareholders	$716,000	$4,149,000

Weighted average shares used to compute basic net
income per share	24,076,000	24,076,000
Effect of dilutive securities—employee and
producer stock options	-	-
Weighted average shares used to compute diluted
net income per share	24,076,000	24,076,000

Basic net income per share:
Income from continuing operations	$0.03	$0.18
Net income available for common shareholders	$0.03	$0.17

Diluted net income per share:
Income from continuing operations	$0.03	$0.18
Net income available for common shareholders	$0.03	$0.17

Outstanding and exercisable options to purchase 1.9 million and 2.4 million shares of the Company’s common stock were excluded from the computation of diluted net income per share during the periods ended March 31, 2009 and 2008, respectively, as the options were not “in-the-money”.

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

A special committee of the Board of Directors of the Company comprising the independent directors, Ute Scott-Smith, J. Daniel Speight, Jr and Dr. Donald Ratajczak, approved the amount of consideration. In connection with the committee’s deliberations the Company obtained a fairness opinion from an independent third party stating that the total value of the transaction to the Company was within an acceptable range of estimated fair values of the future trail commission cash flows. A portion of the proceeds was used to pay the $6 million note payable to Washington National Insurance Company and interest accrued thereon, and the remainder of the proceeds was used for general corporate purposes.

On May 23, 2008, the Company sold its office building in Rome, Georgia for $3.5 million for a gain of $214,000. Proceeds from the sale of the building were used to repay the mortgage on the property, the outstanding balance of which was $2.6 million.

4.

Income Taxes

The rate of provision for income taxes for the three months ended March 31, 2009 and 2008, differs from the federal and state statutory rate primarily due to the expected utilization of federal net operating loss carryforwards in 2009 and the expected utilization of federal and state net operating loss carryforwards in 2008.

5.

Short-term Borrowings

On September 8, 2008, the Company entered into a Line of Credit Promissory Note with Lynda Pitts, Chief Executive Officer and Preston Pitts, Chief Operating Officer and Chief Financial Officer of the Company of which $225,000 has been advanced. Interest on the unpaid principal accrues monthly at a rate of 6% per annum. Principal and interest are due upon demand. As of March 31, 2009, $233,000 in principal and interest remained payable under the arrangement.

6.

Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, for our financial assets and liabilities.  Effective January 1, 2009, the Company adopted the provisions of SFAS No. 157 for non-financial assets and liabilities measured on a recurring basis.  The adoption of SFAS No. 157 had no material effect on our financial position or results of operations. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

The Company had trading securities and a deferred compensation liability which were valued at $214,000 and $4.8 million, respectively, using level 1 inputs at March 31, 2009.  At December 31, 2008, the Company had trading securities and a deferred compensation liability which were valued at $641,000 and $5.3 million, respectively, using level 1 inputs.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this document, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of Regan Holding Corp. and its businesses to be materially different from those expressed or implied by such forward-looking statements.  These risks, uncertainties and factors include, among other things, the following: general market conditions and the changing interest rate environment; the interruption, deterioration, or termination of our relationships with the insurance carriers who provide our products or the agents who market and sell them; the ability to develop and market new products to keep up with the evolving industry in which we operate; increased governmental regulation, especially regulations affecting insurance, reinsurance, and holding companies; the ability to attract and retain talented and productive personnel; the ability to effectively fund our working capital requirements; the risk of substantial litigation or insurance claims; and other factors referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

On December 18, 2008, the Securities and Exchange Commission (“SEC”) adopted Rule 151A which will require certain fixed indexed annuity sales to be registered with the SEC by January 12, 2011.  In addition, under the rule registered fixed indexed annuities will only be able to be sold by Financial Industry Regulatory Authority (“FINRA”) registered broker-dealers and representatives.  As a result, fixed indexed annuity sales will be subject to regulation and oversight by both the SEC and FINRA.  In response to the rule's adoption, a coalition of insurance companies and insurance marketing organizations have filed suit to block the implementation of the rule. In addition, on February 17, 2009 the National Association of Insurance Commissioners (“NAIC”) and NCOIL (the association of state insurance regulators and a group representing state legislators) filed a petition with the U.S. Court of Appeals for the D.C. Circuit that seeks to block implementation of the rule.  Both suits dispute the SEC's authority to adopt Rule 151A.   The industry groups argue the SEC rule violates the Securities Act of 1933 and prior Supreme Court precedents and that the SEC itself violated the Administrative Procedures Act. We cannot at this time predict whether implementation of Rule 151A will be enjoined.  If Rule 151A becomes effective as adopted in 2011, we could be adversely impacted as we would have to expand our distribution capabilities into broker dealers.

FINRA has issued guidance to its members indicating that broker-dealers regulated by FINRA have certain responsibilities with respect to the offer and sale of equity-indexed annuities, including an obligation to determine the suitability of such products for their customers, regardless of whether equity-indexed annuities are deemed to be securities.  In addition, some state insurance regulators are considering whether additional suitability and disclosure regulations should be implemented with respect to all sales of fixed annuities, particularly with respect to senior citizens.

Also, in recent years, the existing U.S. insurance and financial regulatory frameworks have come under scrutiny.  Some state legislatures have considered laws that may alter or increase state regulation of insurance, reinsurance, and holding companies.  Moreover, the NAIC and state insurance regulators regularly re-examine existing laws and regulations, often focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws pertaining to fixed annuities.   Further, new accounting and actuarial proposals, including principles-based reserving, may be proposed and adopted. Changes in these laws and regulations or their interpretation could have a material adverse effect on our financial condition and results of operations.

Our core business consists of selling fixed annuity products, on behalf of insurance carriers, through a network of independent insurance producers (“Producers”).  If the initiatives undertaken by the SEC, FINRA or state insurance regulators with respect to equity indexed or other fixed annuities were to result in new legislation or regulation, the demand for fixed annuities products, our business and those of our Producers could be adversely affected and could have a material adverse effect on the insurance industry in general or on our financial condition and results of operations.

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

Results of Operations

We had consolidated income from continuing operations, before income taxes, of $824,000 in the three months ended March 31, 2009, compared to $4.5 million in the three months ended March 31, 2008.  Total revenue was $4.2 million in the three months ended March 31, 2009, compared to $10.1 million in the same period of 2008. The decrease was due primarily to a one-time $6.5 million gain on the sale of asset based trail commissions which occurred in 2008, lower trailing commissions of about $0.5 million, and was partially offset by a $1.2 million increase in marketing allowances and commission overrides.

The increase in marketing allowances and commission overrides during the three months ended March 31, 2009, was primarily attributable to increased sales of products issued by Investors Insurance Corp. The decrease in trailing commissions during the three months ended March 31, 2009, was due to a decline in inforce policies and the exchange of trail commission rights for limited partnership interest which was sold in March 2008.

During the three months ended March 31, 2009 and 2008, Legacy Marketing sold products primarily on behalf of four unaffiliated insurance carriers: Investors Insurance Corp., American National Insurance Company (“American National”), Washington National Insurance Company (“Washington National”), and OM Financial Life Insurance Company/Americom Life (“OM Financial (Americom)”).  As indicated below, sales of these carriers’ products generated a significant portion of our total marketing allowance and commission override revenue:

	Three Months Ended
	March 31,
	2009	2008
Investors Insurance Corp	67%	35%
Washington National	14%	31%
American National	11%	19%
OM Financial (Americom)	2%	10%

Other revenue of $1.0 million and $1.1 million for the three months ended March 31, 2009 and 2008, respectively, remained consistent and was comprised predominately of expense reimbursements under a contractual arrangement with Perot Systems, who in March 2008 assumed certain of our administrative service functions.

Selling, general and administrative expenses decreased $1.6 million (41%) during the three months ended March 31, 2009, compared to the same period in 2008, due primarily to a $0.5 million decrease in salaries and related benefits expense as a result of reduced headcount, a $0.5 million decrease in sales and promotional support, and a $0.4 million decrease in deferred compensation expense. The reduction in headcount was primarily due to the transfer of our policy administration function to Perot Systems, the decrease in sales and promotional support was primarily due to changes in estimates for certain sales and promotional related accrued liablilites, and the fluctuation in deferred compensation was due to a market value adjustment on previously recognized liabilities under our deferred compensation plans.

Depreciation expense for the period decreased $186,000 which is consistent with an increased average age of in-service assets, as well as with an overall reduction in fixed assets at March 31, 2009, compared to the same period ended 2008.

The rate of provision for income taxes for the three months ended March 31, 2009 and 2008 differs from the federal and state statutory rate primarily due to the expected utilization of federal net operating loss carryforwards in 2009 and the expected utilization of federal and state net operating loss carryforwards in 2008.

 Liquidity and Capital Resources

Our net cash provided by or used in operating activities generally follows the trend in our revenue and operating results.  Our cash used in operating activities in the three months ended March 31, 2009 was $123,000 which was consistent with our operating revenues as offset by the reduction of our current liabilities during the period.  In the first quarter of 2008, our net cash provided by operations was $5.8 million and was due to the $6.5 million gain on sale of asset based trail commissions, offset in part by a decline in cash based operating results.

Net cash provided by investing activities in the first quarter of 2009 of $28,000 consisted of proceeds from the repayment of notes receivable, and was partially offset by purchases of fixed assets.  Additions to fixed assets during the period included cash purchases of $21,000 related primarily to internal use software capitalizations, and non-cash additions of $84,000 related to equipment acquired under capital lease obligations.  Net cash provided by investing activities in the same period 2008 of $286,000 was primarily due to temporarily restricted cash used to fund various arbitration settlements associated with our discontinued broker dealer operation.

Net cash used in financing activities in the first quarter of 2009 of $12,000 consisted of payments made on capital equipment lease obligations. Net cash used in financing activities in the first quarter of 2008 was $5.8 million and was primarily due to paying the entire outstanding balance of a $6 million note payable.

Although we used $123,000 in cash from operating activities in the first quarter of 2009, we did generate income from continuing operations for the period of $754,000 and do not anticipate a cash shortfall to occur.  In the event that a cash shortfall does occur, we believe that adequate financing could be obtained to meet our cash flow needs.  However, there can be no assurances that such financing would be available on favorable terms.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The statement amends SFAS No. 133 to enhance the disclosure requirement of derivative and hedging activities by providing adequate information on how such activities impact an entity’s financial position, financial performance, and cash flow. This is intended to improve the transparency of financial reporting related to derivative and hedging activities. Our adoption of SFAS No. 161 was effective beginning January 1, 2009, and did not have a material effect on our results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of SFAS No. 60, Accounting and Reporting by Insurance Enterprises. The statement helps resolve diversity resulting in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred. In addition, the Statement clarifies the financial reporting requirements under SFAS No. 60 of financial guarantee insurance contracts for better comparability. Our adoption of SFAS No. 163 was effective January 1, 2009, and did not have a material effect on our results of operations and financial condition.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk, interest rate risk, credit risk, or equity price risk since December 31, 2008.  Please see our Annual Report on Form 10-K for the year ended December 31, 2008, for more information concerning Quantitative and Qualitative Disclosures About Market Risk.

Item 4(T). Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2009, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to provide reasonable assurance that the material financial and non-financial information required to be disclosed in our quarterly report and filed with SEC is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2009, are effective at such reasonable assurance level.  There can be no absolute assurance that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

From time to time, we are involved in various claims and legal proceedings arising in the ordinary course of business.  Although it is difficult to predict the ultimate outcome of these cases, we believe the outcome will not have a material adverse effect on our financial condition, cash flows or results of operations.

Item 1A.   Risk Factors

There have been no material changes to our risk factors from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

REGAN HOLDING CORP.

Date: May 14, 2009	Signature: /s/ R. Preston Pitts
R. Preston Pitts
President, Chief Operating Officer and Chief Financial Officer