Form 10-Q/A
period 2009-03-31
REGAN HOLDING CORP
filed 2009-06-01
CIK 870069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are amending our Report on Form 10-Q for the period ended March 31, 2009 to include information referred to in the certifications of our chief executive officer and our chief financial officer that was inadvertently omitted from the report as filed on May 14, 2009.   Other than the revised certifications, there are no other changes to our Quarterly Report on Form 10-Q for the period ended March 31, 2009 as filed with the Securities and Exchange Commission on May 14, 2009.

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

REGAN HOLDING CORP.

Date: June 1, 2009	Signature: /s/ R. Preston Pitts
R. Preston Pitts President, Chief Operating Officer and Chief Financial Officer