Form 10-Q
period 2009-06-30
REGAN HOLDING CORP
filed 2009-08-14
CIK 870069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009.

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

Yes   [   ]      No   [X]

As of August 13, 2009, there were 23,525,000 shares of Common Stock-Series A outstanding and 550,000 shares of Common Stock-Series B outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Balance Sheet

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and cash equivalents	$427,000	$628,000
Trading investments	2,006,000	641,000
Accounts receivable, net of allowance of $24,000 and $0, at
June 30, 2009 and December 31, 2008, respectively	498,000	447,000
Notes receivable, net of allowance of $20,000 at June 30, 2009
and December 31, 2008, respectively	253,000	175,000
Prepaid expenses and deposits	125,000	146,000
Current assets from discontinued operations	254,000	322,000
Total current assets	3,563,000	2,359,000
Net fixed assets	594,000	1,655,000
Building lease deposit	1,000,000	1,000,000
Other assets	27,000	32,000
Total non-current assets	1,621,000	2,687,000
Total assets	$5,184,000	$5,046,000

Liabilities, redeemable common stock, and shareholders' deficit
Liabilities
Accounts payable and accrued liabilities	$2,697,000	$3,808,000
Current portion of deferred compensation payable	552,000	1,181,000
Current portion of capital lease liabilities	70,000	69,000
Short-term borrowings	447,000	230,000
Current liabilities from discontinued operations	331,000	398,000
Total current liabilities	4,097,000	5,686,000
Deferred compensation payable	4,085,000	4,133,000
Deferred gain on sale of building	1,745,000	1,882,000
Capital lease liabilities, less current portion	115,000	64,000
Other liabilities	150,000	134,000
Total non-current liabilities	6,095,000	6,213,000
Total liabilities	10,192,000	11,899,000

Redeemable common stock, Series A and B	5,897,000	5,897,000

Shareholders' deficit
Preferred stock, no par value: Authorized: 100,000,000 shares;
No shares issued or outstanding	-	-
Series A common stock, no par value:
Authorized: 45,000,000 shares; issued and outstanding: 20,959,000
shares at June 30, 2009 and December 31, 2008, respectively	3,921,000	3,921,000
Paid-in capital	6,650,000	6,650,000
Accumulated deficit	(21,476,000)	(23,321,000)
Total shareholders' deficit	(10,905,000)	(12,750,000)
Total liabilities, redeemable common stock, and shareholders' deficit	$5,184,000	$5,046,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue
Marketing allowances and commission overrides	$5,199,000	$1,599,000	$8,174,000	$3,362,000
Trailing commissions	8,000	250,000	182,000	955,000
Sale of Legacy TM, LP Class B interest	-	-	-	6,500,000
Other revenue	686,000	971,000	1,733,000	2,013,000
Total revenue	5,893,000	2,820,000	10,089,000	12,830,000

Expenses
Selling, general and administrative	4,103,000	3,807,000	6,460,000	7,787,000
Depreciation and amortization	352,000	972,000	1,190,000	1,997,000
Other	127,000	293,000	306,000	598,000
Total expenses	4,582,000	5,072,000	7,956,000	10,382,000

Operating income (loss)	1,311,000	(2,252,000)	2,133,000	2,448,000

Other income
Investment income, net	7,000	282,000	13,000	321,000
Interest expense	(19,000)	(72,000)	(23,000)	(382,000)
Total other (expense) income, net	(12,000)	210,000	(10,000)	(61,000)

Income before income taxes	1,299,000	(2,042,000)	2,123,000	2,387,000
Provision for (benefit from) income taxes	145,000	(36,000)	215,000	101,000

Income (loss) from continuing operations	1,154,000	(2,006,000)	1,908,000	2,286,000

Discontinued operations
Loss from operation of discontinued
segments: Legacy Financial Services, Values
Financial Network, and prospectdigital	(29,000)	(191,000)	(73,000)	(329,000)
(Benefit from) provision for income taxes	(4,000)	(2,000)	(10,000)	3,000

Loss from discontinued operations	(25,000)	(189,000)	(63,000)	(332,000)

Net income (loss) available for common shareholders	$1,129,000	$(2,195,000)	$1,845,000	$1,954,000

Basic net income per share:
Income (loss) from continuing operations	$0.05	$(0.08)	$0.08	$0.09
Net income (loss) available for common shareholders	$0.05	$(0.09)	$0.08	$0.08

Diluted net income per share:
Income (loss) from continuing operations	$0.05	$(0.08)	$0.08	$0.09
Net income (loss) available for common shareholders	$0.05	$(0.09)	$0.08	$0.08

Shares used in per share computation:
Basic	24,076,000	24,076,000	24,076,000	24,076,000
Diluted	24,076,000	24,076,000	24,076,000	24,076,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Deficit
(Unaudited)

	Series A Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2008	20,959,000	$3,921,000	$6,650,000	$(23,321,000)	$(12,750,000)

Net income				1,845,000	1,845,000

Balance June 30, 2009 (unaudited)	20,959,000	$3,921,000	$6,650,000	$(21,476,000)	$(10,905,000)

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$1,845,000	$1,954,000
Adjustments to reconcile net income:
Depreciation and amortization	1,190,000	1,997,000
Gain on sale of building	-	(214,000)
Amortization of deferred gain on sale of building	(137,000)	(138,000)
Increase (decrease) in allowance for doubtful accounts	24,000	(5,000)
Losses on trading securities, net	-	645,000
Changes in operating assets and libilities
(Purchases) sales of trading securities, net	(1,365,000)	50,000
Accounts receivable	(75,000)	556,000
Prepaid expenses and deposits	21,000	70,000
Accounts payable and accrued liabilities	(1,111,000)	497,000
Deferred compensation payable	(116,000)	(785,000)
Other operating assets and liabilities	21,000	220,000
Current assets and liabilities of discontinued operations	1,000	(154,000)
Net cash provided by operating activities:	298,000	4,693,000

Cash flows from investing activities:
(Sales) purchases of fixed assets	(45,000)	3,250,000
Issuances of notes receivable, net	(78,000)	(20,000)
Decrease in temporarily restricted cash	-	453,000
Net cash (used in) provided by investing activities:	(123,000)	3,683,000

Cash flows from financing activities:
Proceeds from loans payable	-	184,000
Payments of capital lease obligations and notes payable	(376,000)	(8,589,000)
Net cash used in financing activities:	(376,000)	(8,405,000)

Net decrease in cash and cash equivalents	(201,000)	(29,000)
Cash and cash equivalents, beginning of period	628,000	152,000
Cash and cash equivalents, end of period	$427,000	$123,000

Supplemental cash flow disclosures:
Income taxes paid	$228,000	$8,000
Interest paid	$26,000	$357,000
Supplemental non-cash investing and financing activities:
Equipment obtained under capital lease agreements	$84,000	$-
Conversion of a deferred compensation liability to a short-term
borrowing	$561,000	$-

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

The Consolidated Financial Statements are unaudited but reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position and results of operations.  The results for the six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the entire year.  These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report for the year ended December 31, 2008, as filed on Forms 10-K and 10-K/A with the Securities and Exchange Commission on March 31, 2009, and April 30, 2009, respectively.

Discontinued operations and other certain accounts of the prior year financial statements presented were reclassed for comparative purposes to conform to current year discontinued operations and other certain accounts in accordance with generally accepted accounting principles.

2.

Net Income per Share

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Income (loss) from continuing operations	$1,154,000	$(2,006,000)	$1,908,000	$2,286,000
Loss from discontinued operations	(25,000)	(189,000)	(63,000)	(332,000)
Net income (loss) available for common shareholders	$1,129,000	$(2,195,000)	$1,845,000	$1,954,000

Weighted average shares used to compute basic net
income per share	24,076,000	24,076,000	24,076,000	24,076,000
Effect of dilutive securities—employee and
producer stock options	-	-	-	-
Weighted average shares used to compute diluted
net income per share	24,076,000	24,076,000	24,076,000	24,076,000

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.05	$(0.08)	$0.08	$0.09
Net income (loss) available for common shareholders	$0.05	$(0.09)	$0.08	$0.08

Diluted net income per share:
Income (loss) from continuing operations	$0.05	$(0.08)	$0.08	$0.09
Net income (loss) available for common shareholders	$0.05	$(0.09)	$0.08	$0.08

Outstanding and exercisable options to purchase 1.9 million and 2.4 million shares of the Company’s common stock were excluded from the computation of diluted net income per share during the periods ended June 30, 2009 and 2008, respectively, as the options were not “in-the-money”.

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

4.

Income Taxes

The rate of provision for income taxes for the six months ended June 30, 2009 and 2008 differs from the federal and state statutory rate primarily due to the expected utilization of federal net operating loss carryforwards.

5.

Short-term Borrowings

On September 8, 2008, the Company entered into a Line of Credit Promissory Note with Lynda Pitts, Chief Executive Officer and Preston Pitts, Chief Operating Officer and Chief Financial Officer of the Company of which $225,000 has been advanced. Interest on the unpaid principal accrues monthly at a rate of 6% per annum. Principal and interest are due upon demand. As of June 30, 2009, the note plus accrued interest was paid in full.

On June 19, 2009, the Company entered into a Promissory Note with an unrelated third-party for $561,000. Interest on the unpaid principal accrues daily at a rate of 7% per annum with payments of principal to be made in installments as follows:

June 19, 2009 $125,000 July 15, 2009 $75,000 October 15, 2009 $75,000 January 15, 2010 $75,000

The unpaid balance plus accrued interest is due on April 15, 2010. In addition, this note is secured by certain asset-based trail commissions.

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

The Company had trading securities which was valued at $2 million using level 1 inputs at June 30, 2009. The Company had a deferred compensation liability which was valued at $4.6 million using level 2 inputs at June 30, 2009. At December 31, 2008, the Company had trading securities and a deferred compensation liability which were valued at $641,000 and $5.3 million, respectively, using level 1 inputs.

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

On December 18, 2008, the Securities and Exchange Commission (“SEC”) adopted Rule 151A which, if it becomes effective in its current form, would require certain fixed indexed annuity sales to be registered with the SEC by January 12, 2011.  In addition, under the rule registered fixed indexed annuities would only be able to be sold by Financial Industry Regulatory Authority (“FINRA”) registered broker-dealers and representatives.  As a result, fixed indexed annuity sales would be subject to regulation and oversight by both the SEC and FINRA.  In response to the rule's adoption, a coalition of insurance companies and insurance marketing organizations have filed suit to block the implementation of the rule. In addition, on February 17, 2009 the National Association of Insurance Commissioners (“NAIC”) and NCOIL (the association of state insurance regulators and a group representing state legislators) filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit to block implementation of the rule.  On July 21, 2009 the U.S. Court of Appeals ruled that the SEC has the authority to classify indexed annuities as securities but that the SEC failed to properly consider the effect of the rule upon efficiency, competition, and capital formation. If the SEC can satisfy the court’s order and Rule 151A becomes effective in 2011 in the form originally adopted, we could be adversely impacted as we would have to expand our distribution capabilities into broker dealers.

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

Results of Operations

We had consolidated income from continuing operations, before income taxes, of $2.1 million during the six months ended June 30, 2009, compared to $2.4 million during the same period of 2008. Our revenue was $5.9 million during the three months ended June 30, 2009, compared to $2.8 million during the same period of 2008. The $3.1 million (111%) increase was primarily due to a $3.6 million increase in marketing allowance and commission overrides, offset in part by a $242,000 decrease in trailing commissions and a $285,000 decrease in other revenue. Our revenue was $10.1 million during the six months ended June 30, 2009, compared to $12.8 million during the same period of 2008. The $2.7 million (21%) decrease was primarily due to a one-time $6.5 million gain on the sale of the Limited Partnership Class B shares in Legacy TM, LP, which occurred in 2008, a  $773,000 decrease in trailing commissions, and a $280,000 decrease in other revenue, offset in part by a $4.8 million increase in marketing allowances and commission overrides.

Marketing allowances and commission overrides increased $3.6 million (225%) during the three months ended June 30, 2009 and $4.8 million (143%) during the six months ended June 30, 2009, compared to the same periods in 2008, primarily due to increased sales of products.

Trailing commissions decreased $242,000 (97%) during the three months ended June 30, 2009 and $773,000 (81%) during the six months ended June 30, 2009, compared to the same periods in 2008, due to a decline in inforce policies and the exchange of trail commission rights for a limited partnership interest. The limited partnership interest representing the Class B shares was subsequently sold for $6.5 million in March 2008.

During the three and six months ended June 30, 2009 and 2008, Legacy Marketing sold products primarily on behalf of four unaffiliated insurance carriers: Investors Insurance Corp., American National Insurance Company (“American National”), Washington National Insurance Company (“Washington National”), and Old Mutual Insurance Company (“Old Mutual”).  As indicated below, sales of these carriers’ products generated a significant portion of our total marketing allowance and commission override revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Investors Insurance Corp	76%	33%	69%	29%
American National	8%	18%	10%	19%
Washington National	5%	27%	7%	24%
Old Mutual	1%	10%	2%	10%

Other revenue decreased $285,000 (29%) during the three months ended June 30, 2009 and $280,000 (14%) during the six months ended June 30, 2009, compared to the same periods in 2008, primarily due to a reduction of expense reimbursements under a contractual arrangement with Perot Systems, which in March 2008, assumed certain of our administrative service functions.

Selling, general and administrative expenses increased $296,000 (8%) during the three months ended June 30, 2009, compared to the same period in 2008, primarily due to a $492,000 increase in deferred compensation as a result of the fluctuation in market value on previously recognized liabilities under our deferred compensation plans. In addition, there was a $328,000 increase in sales promotion and support, offset in part by a $375,000 decrease in salaries and related benefits as a result of reduced headcount, $51,000 decrease in professional fees, $28,000 decrease in travel and entertainment, $27,000 decrease in occupancy expense, $27,000 decrease in insurance expense, and $15,000 decrease in office supplies. The $1.3 million (17%) decrease during the six months ended June 30, 2009, compared to the same period in 2008, was primarily due to an $875,000 decrease in salaries and related benefits expense as a result of reduced headcount, a $213,000 decrease in sales promotion and support, and a $121,000 decrease in occupancy expense. The reduction in headcount during the three and six months ended June 30, 2009 and occupancy expense for the six months ended June 30, 2009 was primarily due to the transfer of our policy administration function to Perot Systems. The fluctuation in sales and promotional support during the three and six months ended June 30, 2009, was primarily due to changes in estimates for certain sales and promotional related accrued liabilities.

Depreciation expense decreased $620,000 (64%) during the three months ended June 30, 2009 and $807,000 (40%) during the six months ended June 30, 2009, compared to the same periods ended 2008, is consistent with an increased average age of in-service assets, as well as with an overall reduction in fixed assets.

The rate of provision for income taxes for the three and six  months ended June 30, 2009 and 2008 differs from the federal and state statutory rate primarily due to the expected utilization of federal net operating loss carryforwards.

Liquidity and Capital Resources

Our net cash provided by or used in operating activities generally follows the trend in our revenue and operating results.  Our net cash provided by operating activities in the six months ended June 30, 2009 was $298,000 which was consistent with our operating revenues offset by cash transferred to our investment account and the reduction of our current liabilities. Net cash provided by operations during the same period of 2008 was $4.7 million and was primarily due to the $6.5 million gain on the sale of the Limited Partnership Class B shares in Legacy TM, LP, offset in part by a decline in cash-based operating results.

Net cash used in investing activities in the six months ended June 30, 2009 of $123,000 consisted of purchases of fixed assets and repayment of notes receivable. Additions to fixed assets during the period included cash purchases of $45,000 primarily related to internal use software capitalizations.   Net cash provided by investing activities during the same period of 2008 was $3.7 million and was primarily due to the $3.5 million sale of our Rome, Georgia building in May 2008 and the use of temporarily restricted cash to fund various arbitration settlements associated with our discontinued broker dealer operation, offset in part by repayment of notes receivable.

Net cash used in financing activities in the six months ended June 30, 2009 of $376,000 consisted of repayments on capital equipment lease obligations and short-term borrowings. Net cash used in financing activities in the same period of 2008 was $8.4 million and was primarily due to paying the entire outstanding balance of a $6 million note payable and the $2.6 million mortgage payable on the Rome, Georgia building.

Although only $298,000 in cash was provided by operating activities in the six months ended June 30, 2009, we did generate income from continuing operations for the period of $1.9 million and invested $1.8 million. Thus, we do not anticipate a cash shortfall to occur.  In the event that a cash shortfall does occur, we believe that adequate financing could be obtained to meet our cash flow needs.  However, there can be no assurances that such financing would be available on favorable terms.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The statement amends SFAS No. 133 to enhance the disclosure requirement of derivative and hedging activities by providing adequate information on how such activities impact an entity’s financial position, financial performance, and cash flow. This is intended to improve the transparency of financial reporting related to derivative and hedging activities. Our adoption of SFAS No. 161 was effective beginning January 1, 2009, and did not have a material effect on our results of operations and financial condition.

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

In May 2009, The FASB issued SFAS No. 165, Subsequent Events. The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It alerts all users of financial statements that an entity has not evaluated subsequent events after that date in the set of interim and annual financial statements being presented. Our adoption of this statement was effective beginning June 15, 2009 and did not have a material effect on our results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets- an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets and the effects the transfer will have on its financial position, performance, and cash flows. This statement is effective for financial statements issued for interim and annual reporting beginning after November 15, 2009. Adoption of SFAS No. 166 is not expected to have a material effect on our results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. This statement replaces FASB SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identified the sources of and framework for accounting principles used in preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP). The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. This Statement is to modify the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Adoption of SFAS No. 168 is not expected to have a material effect on our results of operations and financial condition.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk, interest rate risk, credit risk, or equity price risk since December 31, 2008.  Please see our Annual Report on Form 10-K for the year ended December 31, 2008, for more information concerning Quantitative and Qualitative Disclosures About Market Risk.

Item 4(T). Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2009, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to provide reasonable assurance that the material financial and non-financial information required to be disclosed in our quarterly report and filed with SEC is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2009, are effective at such reasonable assurance level.  There can be no absolute assurance that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.

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

Item 6.

Exhibits

10.1

Marketing Agreement, effective June 5, 2002, between Investors Insurance Corporation and Legacy Marketing Group. (1)

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

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

(1)

Incorporated herein by reference to the Company’s registration statement on Form S-2 (post-effective amendment no. 5) dated July 23, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAN HOLDING CORP.

Date: August 13, 2009	Signature: /s/ R. Preston Pitts
R. Preston Pitts
President, Chief Operating Officer and Chief Financial Officer