Form 10-K/A
period 2008-12-31
REGAN HOLDING CORP
filed 2009-10-19
CIK 870069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K/A

Amendment No. 2

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
Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, No Par Value (Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [   ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES [   ] NO [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). YES [   ] NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”  and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

There is currently no trading market for the registrant’s stock. Accordingly, the aggregate market value of the common equity held by non-affiliates is $616,000.  This value is based upon the price at which the registrant would have repurchased its stock had it repurchased any stock in the last fiscal year. As of October 16, 2009, the number of shares outstanding of the registrant’s Series A Common Stock was 23,525,000 and the number of shares outstanding of the registrant’s Series B Common Stock was 550,000.  The registrant has no other shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 2 on Form 10-K/A amends the Annual Report on Form 10-K of Regan Holding Corp. (“the Company, we, our, us”) for the year ended December 31, 2008, as amended by Form 10-K/A (Amendment No. 1) filed with the Securities and Exchange Commission (the "SEC") on March 31, 2009 and April 30, 2009, respectively. The Company is filing this Amendment No. 2 for the purposes stated below:

a)

The company’s accounting policy on sales commissions processing has been provided as an additional disclosure under Item 8 Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements.

b)

Item 9A Controls and Procedures has been deleted and Item 9A(T) Controls and Procedures has been modified to (i) clarify that our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives and (ii) identify the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

c)	Item 15 Exhibits has been amended to include certain material agreements as required by Item 601(b)(10) of Regulation S-K

d)

Management certifications provided pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, have been modified to remove the title of the certifying individuals from the beginning of the certifications and to include the internal control over financial reporting language as required by Item 601(b)(31) of Regulation S-K.

This Amendment No. 2 does not modify or update any other disclosures set forth in our Form 10-K for the year ended December 31, 2008, as amended by Form 10-K/A (Amendment No. 1), except as required to reflect the additional information mentioned above. Additionally, this Amendment No. 2 does not update or discuss any other Company developments subsequent to the date of the Form 10-K filing for the year ended December 31, 2008.

Table of Contents

		Part - Page
	PART II
Item 8.	Financial Statements and Supplementary Data	II-5
Item 9A(T).	Controls and Procedures	II-5

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	IV-6

Signatures		8
Index to Exhibits		9

PART II

Item 8. Financial Statements and Supplementary Data

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REGAN HOLDING CORP. AND SUBSIDIARIES

1. Organization and Summary of Significant Accounting Policies

p. Payment of Sales Commissions

Under the terms of  Legacy's marketing agreements with each carrier, they provide that for the sales of insurance policies placed in-force, Legacy is paid a marketing allowance and commission override based on the premium amount of the underlying policy.  Legacy is also responsible for facilitating payment of commissions from the carrier to the producer who sold the policy.   Each producer is an independent contractor of Legacy and must be appointed with the carrier in order to receive such commission.  Because Legacy’s role is to serve as an agent for the commission payment processing and to maintain a liability for any unpaid sales commissions, the Company pays the commissions to its producers but records the revenue based on the net amount retained.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2008, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to provide reasonable assurance that the material financial and non-financial information required to be disclosed in our annual report and filed with the SEC is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Act, of 1934 as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2008, are effective at such reasonable assurance level.  There can be no assurance that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended.  The Company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and asset dispositions; (ii) provide reasonable assurance that transaction are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projects of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this evaluation, our management used the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2008.

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

Guaranty by Regan Holding Corp. of Payment and Obligations of Legacy Marketing Group, Inc. under the Asset Purchase Agreement, dated October 17, 2007. (11)

10(o)

Marketing Agreement, effective June 5, 2002, between Investors Insurance Corporation and Legacy Marketing Group. (12)(15)

10(o)(1)

Amendment One to the Marketing Agreement with Investors Insurance Corporation. (15)

10(o)(2)

Amendment Two to the Marketing Agreement with Investors Insurance Corporation. (15)

10(p)

Marketing Agreement, effective November 15, 2002, between American National Insurance Company and Legacy Marketing Group. (13)(15)

10(p)(1)

Amendment One to the Marketing Agreement with American National Insurance Company. (14)

10(p)(2)

Amendment Two to the Marketing Agreement with American National Insurance Company. (15)

10(p)(3)

Amendment Three to the Marketing Agreement with American National Insurance Company. (15)

10(p)(4)

Amendment Four to the Marketing Agreement with American National Insurance Company.

10(q)

Marketing Agreement, effective June 1, 2004, between OM Financial Life Insurance Company (Americom) and Legacy Marketing Group. (15)

10(q)(1)

Amendment One to the Marketing Agreement with OM Financial Life Insurance Company (Americom). (15)

10(q)(2)

Amendment Two to the Marketing Agreement with OM Financial Life Insurance Company (Americom).

10(q)(3)

Amendment Three to the Marketing Agreement with OM Financial Life Insurance Company (Americom). (15)

10(r)

Sale of Partnership Interest, effective March 26, 2008, between Legacy TM, LP and Legacy Marketing Group.

10(r)(1)

Purchase Pledge and Guaranty to the Sale of Partnership Interest, effective March 26, 2008, between Legacy TM, LP and R. Preston Pitts and Lynda Pitts, individually.

10(s)

Line of Credit Promissory Note, effective September 8, 2008, between Regan Holding Corp. and Lynda and Preston Pitts.

10(t)

Amended and Restated Key Employee Deferred Compensation Plan, effective December 5, 2008.

10(u)

Amended and Restated Producer Commission Deferral Plan, effective December 5, 2008.

10(v)

Marketing Agreement, effective October 10, 2005, between Conseco Marketing, LLC (Washington National Insurance Company) and Legacy Marketing Group. (15)

10(v)(1)

Work Order One to the Marketing Agreement with Conseco Marketing, LLC (Washington National Insurance Company). (15)

10(v)(2)

Amendment One to the Marketing Agreement with Conseco Marketing, LLC (Washington National Insurance Company).

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

(2)

Incorporated herein by reference to the Company’s quarterly Form 10-Q for the quarter ended September 30, 1996.

(3)

Incorporated herein by reference to the Company’s quarterly Form 10-Q for the quarter ended September 30, 2000.

(4)

Incorporated herein by reference to the Company’s quarterly Form 10-Q for the quarter ended June 30, 2003.

(5)

Incorporated herein by reference to the Company’s Definitive Proxy Statement dated July 31, 2001.

(6)

Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002.

(7)

Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

(8)

Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006.

(9)

Incorporated herein by reference to the Company’s current report on Form 8-K filed on January 25, 2007.

(10)

Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

(11)

Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007.

(12)

Incorporated herein by reference to the Company’s registration statement on Form S-2 (post-effective amendment no. 5) dated July 23, 2004.

(13)

Incorporated herein by reference to the Company’s current report on Form 8-K filed on January 30, 2004.

(14)

Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.

(15)

Portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission in connection with a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAN HOLDING CORP.

By: /s/ Lynda L. Pitts

Date: October 16, 2009

—————————————————

Lynda L. Pitts

Chairman of the Board of Directors and

Chief Executive Officer

By: /s/ R. Preston Pitts

Date: October 16, 2009

—————————————————

R. Preston Pitts

Principal Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Lynda L. Pitts

Date: October 16, 2009

—————————————————

Lynda L. Pitts

Chairman of the Board of Directors and Chief

Executive Officer (Principal Executive Officer)

By: /s/ R. Preston Pitts

Date: October 16, 2009

—————————————————

R. Preston Pitts

Director, President

(Principal Financial and Accounting Officer)

By: /s/ Donald Ratajczak

Date: October 16, 2009

—————————————————

Donald Ratajczak

Director

By: /s/ Ute Scott-Smith

Date: October 16, 2009

—————————————————

Ute Scott-Smith

Director

By: /s/ J. Daniel Speight, Jr.

Date: October 16, 2009

—————————————————

J. Daniel Speight, Jr.

Director

INDEX TO EXHIBITS

Number

Description

10(o)(1)

Amendment One to the Marketing Agreement with Investors Insurance Corporation. (15)

10(o)(2)

Amendment Two to the Marketing Agreement with Investors Insurance Corporation. (15)

10(p)(2)

Amendment Two to the Marketing Agreement with American National Insurance Company. (15)

10(p)(3)

Amendment Three to the Marketing Agreement with American National Insurance Company. (15)

10(p)(4)

Amendment Four to the Marketing Agreement with American National Insurance Company.

10(q)

Marketing Agreement, effective June 1, 2004, between OM Financial Life Insurance Company (Americom) and Legacy Marketing Group. (15)

10(q)(1)

Amendment One to the Marketing Agreement with OM Financial Life Insurance Company (Americom). (15)

10(q)(2)

Amendment Two to the Marketing Agreement with OM Financial Life Insurance Company (Americom).

10(q)(3)

Amendment Three to the Marketing Agreement with OM Financial Life Insurance Company (Americom). (15)

10(r)

Sale of Partnership Interest, effective March 26, 2008, between Legacy TM, LP and Legacy Marketing Group.

10(r)(1)

Purchase Pledge and Guaranty to the Sale of Partnership Interest, effective March 26, 2008, between Legacy TM, LP and R. Preston Pitts and Lynda Pitts, individually.

10(s)

Line of Credit Promissory Note, effective September 8, 2008, between Regan Holding Corp. and Lynda and Preston Pitts.

10(t)

Amended and Restated Key Employee Deferred Compensation Plan, effective December 5, 2008.

10(u)

Amended and Restated Producer Commission Deferral Plan, effective December 5, 2008.

10(v)

Marketing Agreement, effective October 10, 2005, between Conseco Marketing, LLC (Washington National Insurance Company) and Legacy Marketing Group. (15)

10(v)(1)

Work Order One to the Marketing Agreement with Conseco Marketing, LLC (Washington National Insurance Company). (15)

10(v)(2)

Amendment One to the Marketing Agreement with Conseco Marketing, LLC (Washington National Insurance Company).

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

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________________________________

(15)

Portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission in connection with a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.