Form 10-Q/A
period 2009-03-31
REGAN HOLDING CORP
filed 2009-10-19
CIK 870069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Yes   [   ]      No   [X]

As of October 16, 2009, there were 23,525,000 shares of Common Stock-Series A outstanding and 550,000 shares of Common Stock-Series B outstanding.

Explanatory Note

This Amendment No. 2 on Form 10-Q/A amends in full the Quarterly Report on Form 10-Q of Regan Holding Corp. (“the Company, we, our, us”) for the quarter ended March 31, 2009, as amended by Form 10-Q/A (Amendment No. 1), filed with the Securities and Exchange Commission (the "SEC") on May 15, 2009 and June 1, 2009, respectively. The Company is filing this Amendment No. 2 for the purpose stated below:

a)

On June 1, 2009, the Company filed a 10-Q/A (Amendment No. 1) to file as exhibits the management certifications required by Rule 13a-14(a) and 18 U.S.C. Section 1350 that were inadvertently omitted from the Company’s 10-Q for the quarter ended March 31, 2009, filed on May 15, 2009.  Amendment No. 1 on Form 10-Q/A did not include a full amendment of the Company’s previously filed 10-Q.  This Amendment No. 2 on Form 10-Q/A restates the Company’s 10-Q in full.  In addition, the management certifications provided pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended , have been modified to include the internal control over financial reporting language as required by Item 601(b)(31) of Regulation S-K.

This Amendment No. 2 does not modify or update any other disclosures set forth in our Form 10-Q for the quarter ended March 31, 2009, except as required to reflect the additional information mentioned above. Additionally, this Amendment No. 2 does not update or discuss any other Company developments subsequent to the date of the Form 10-Q for the quarter ended March 31, 2009.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Balance Sheet

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and cash equivalents	$521,000	$628,000
Trading investments	214,000	641,000
Accounts receivable, net of allowance of $15,000 and $0, at
March 31, 2009 and December 31, 2008, respectively	476,000	447,000
Notes receivable, net of allowance of $20,000 at March 31, 2009
and December 31, 2008, respectively	126,000	175,000
Prepaid expenses and deposits	186,000	146,000
Current assets from discontinued operations	299,000	322,000
Total current assets	1,822,000	2,359,000
Net fixed assets	921,000	1,655,000
Building lease deposit	1,000,000	1,000,000
Other assets	19,000	32,000
Total non-current assets	1,940,000	2,687,000
Total assets	$3,762,000	$5,046,000

Liabilities, redeemable common stock, and shareholders' deficit
Liabilities
Accounts payable and accrued liabilities	$2,322,000	$3,808,000
Current portion of capital lease liabilities	82,000	69,000
Short-term borrowings	233,000	230,000
Current liabilities from discontinued operations	395,000	398,000
Total current liabilities	3,032,000	4,505,000
Deferred compensation payable	4,813,000	5,314,000
Deferred gain on sale of building	1,814,000	1,882,000
Capital lease liabilities, less current portion	120,000	64,000
Other liabilities	120,000	134,000
Total non-current liabilities	6,867,000	7,394,000
Total liabilities	9,899,000	11,899,000

Redeemable common stock, Series A and B	5,897,000	5,897,000

Shareholders' deficit
Preferred stock, no par value: Authorized: 100,000,000 shares;
No shares issued or outstanding	-	-
Series A common stock, no par value:
Authorized: 45,000,000 shares; issued and outstanding: 20,959,000
shares at March 31, 2009 and December 31, 2008, respectively	3,921,000	3,921,000
Paid-in capital	6,650,000	6,650,000
Accumulated deficit	(22,605,000)	(23,321,000)
Total shareholders' deficit	(12,034,000)	(12,750,000)
Total liabilities, redeemable common stock, and shareholders' deficit	$3,762,000	$5,046,000

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

REGAN HOLDING CORP.

Date: October 16, 2009	Signature: /s/ R. Preston Pitts
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