Form 10-Q/A
period 2009-06-30
REGAN HOLDING CORP
filed 2009-10-19
CIK 870069

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends in full the Quarterly Report on Form 10-Q of Regan Holding Corp. (“the Company, we, our, us”) for the quarter ended June  30, 2009, filed with the Securities and Exchange Commission (the "SEC") on  August 14, 2009. The Company is filing this Amendment No. 1 for the purpose stated below:

a)

Management certifications provided pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, have been modified to remove the title of the certifying individuals from the beginning of the certifications and to include the internal control over financial reporting language as required by Item 601(b)(31)of Regulation S-K.

This Amendment No. 1 does not modify or update any other disclosures set forth in our Form 10-Q filing for the quarter ended June 30, 2009, except as required to reflect the additional information mentioned above. Additionally, this Amendment No. 1 does not update or discuss any other Company developments subsequent to the date of the Form 10-Q filing for the quarter ended June 30, 2009.

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

See notes to financial statements

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2009	2008		2009	2008
Revenue
Marketing allowances and commission overrides	$5,199,000	$1,599,000		$8,174,000	$3,362,000
Trailing commissions	8,000	250,000		182,000	955,000
Sale of Legacy TM, LP Class B interest	-	-		-	6,500,000
Other revenue	686,000	971,000		1,733,000	2,013,000
Total revenue	5,893,000	2,820,000		10,089,000	12,830,000

Expenses
Selling, general and administrative	4,103,000	3,807,000		6,460,000	7,787,000
Depreciation and amortization	352,000	972,000		1,190,000	1,997,000
Other	127,000	293,000		306,000	598,000
Total expenses	4,582,000	5,072,000		7,956,000	10,382,000

Operating income (loss)	1,311,000	(2,252,000)		2,133,000	2,448,000

Other income
Investment income, net	7,000	282,000		13,000	321,000
Interest expense	(19,000)	(72,000)		(23,000)	(382,000)
Total other (expense) income, net	(12,000)	210,000		(10,000)	(61,000)

Income before income taxes	1,299,000	(2,042,000)		2,123,000	2,387,000
Provision for (benefit from) income taxes	145,000	(36,000)		215,000	101,000

Income (loss) from continuing operations	1,154,000	(2,006,000)		1,908,000	2,286,000

Discontinued operations
Loss from operation of discontinued
segments: Legacy Financial Services, Values
Financial Network, and prospectdigital	(29,000)	(191,000)		(73,000)	(329,000)
(Benefit from) provision for income taxes	(4,000)	(2,000)		(10,000)	3,000

Loss from discontinued operations	(25,000)	(189,000)		(63,000)	(332,000)

Net income (loss) available for common shareholders	$1,129,000	$(2,195,000)		$1,845,000	$1,954,000

Basic net income per share:
Income (loss) from continuing operations	$0.05	$(0.08)		$0.08	$0.09
Net income (loss) available for common shareholders	$0.05	$(0.09)		$0.08	$0.08

Diluted net income per share:
Income (loss) from continuing operations	$0.05	$(0.08)	$	$ 0.08	$0.09
Net income (loss) available for common shareholders	$0.05	$(0.09)	$	$ 0.08	$0.08

Shares used in per share computation:
Basic	24,076,000	24,076,000		24,076,000	24,076,000
Diluted	24,076,000	24,076,000		24,076,000	24,076,000

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

Net cash used in financing activities in the six months ended June 30, 2009 of $376,000 consisted of repayments on capital equipment lease obligations and short-term borrowings Net cash used in financing activities in the same period of 2008 was $8.4 million and was primarily due to paying the entire outstanding balance of a $6 million note payable and the $2.6 million mortgage payable on the Rome, Georgia building.

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

_____________________

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