Form 10-Q
period 2009-09-30
REGAN HOLDING CORP
filed 2009-11-13
CIK 870069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.

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

Yes   [   ]      No   [X]

As of November 13, 2009, there were 23,525,000 shares of Common Stock-Series A outstanding and 550,000 shares of Common Stock-Series B outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements REGAN HOLDING CORP. AND SUBSIDIARIES Consolidated Balance Sheet
	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and cash equivalents	$1,208,000	$628,000
Trading investments	3,032,000	641,000
Accounts receivable, net of allowance of $29,000 and $0, at
September 30, 2009 and December 31, 2008, respectively	360,000	447,000
Notes receivable, net of allowance of $20,000 at September 30, 2009
and December 31, 2008	210,000	175,000
Prepaid expenses and deposits	144,000	146,000
Current assets from discontinued operations	225,000	322,000
Total current assets	5,179,000	2,359,000
Net fixed assets	556,000	1,655,000
Building lease deposit	1,000,000	1,000,000
Other assets	27,000	32,000
Total non-current assets	1,583,000	2,687,000
Total assets	$6,762,000	$5,046,000

Liabilities, redeemable common stock, and shareholders' deficit
Liabilities
Accounts payable and accrued liabilities	$3,174,000	$3,808,000
Current portion of deferred compensation payable	425,000	1,181,000
Current portion of capital lease liabilities	49,000	69,000
Short-term borrowings	378,000	230,000
Current liabilities from discontinued operations	361,000	398,000
Total current liabilities	4,387,000	5,686,000
Deferred compensation payable	4,523,000	4,133,000
Deferred gain on sale of building	1,676,000	1,882,000
Capital lease liabilities, less current portion	121,000	64,000
Other liabilities	165,000	134,000
Total non-current liabilities	6,485,000	6,213,000
Total liabilities	10,872,000	11,899,000

Redeemable common stock, Series A and B	5,897,000	5,897,000

Shareholders' deficit
Preferred stock, no par value: Authorized: 100,000,000 shares;
No shares issued or outstanding	-	-
Series A common stock, no par value:
Authorized: 45,000,000 shares; issued and outstanding: 20,959,000
shares at September 30, 2009 and December 31, 2008	3,921,000	3,921,000
Paid-in capital	6,650,000	6,650,000
Accumulated deficit	(20,578,000)	(23,321,000)
Total shareholders' deficit	(10,007,000)	(12,750,000)
Total liabilities, redeemable common stock, and shareholders' deficit	$6,762,000	$5,046,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue
Marketing allowances and commission overrides	$4,386,000	$2,039,000	$12,560,000	$5,401,000
Trailing commissions	13,000	236,000	196,000	1,191,000
Sale of Legacy TM, LP Class B interest	-		-	6,500,000
Other revenue	627,000	790,000	2,360,000	2,804,000
Total revenue	5,026,000	3,065,000	15,116,000	15,896,000

Expenses
Selling, general and administrative	3,713,000	3,363,000	10,171,000	11,150,000
Depreciation and amortization	75,000	931,000	1,266,000	2,928,000
Other	129,000	260,000	434,000	857,000
Total expenses	3,917,000	4,554,000	11,871,000	14,935,000

Operating income (loss)	1,109,000	(1,489,000)	3,245,000	961,000

Other income
Investment income, net	14,000	40,000	26,000	361,000
Interest expense	(16,000)	(74,000)	(39,000)	(457,000)
Total other (expense) income, net	(2,000)	(34,000)	(13,000)	(96,000)

Income before income taxes	1,107,000	(1,523,000)	3,232,000	865,000
Provision for (benefit from) income taxes	125,000	(16,000)	341,000	85,000

Income (loss) from continuing operations	982,000	(1,507,000)	2,891,000	780,000

Discontinued operations
Loss from operation of discontinued segments:
Legacy Financial Services, Values
Financial Network, and prospectdigital	(95,000)	(60,000)	(168,000)	(389,000)
(Benefit from) provision for income taxes	(11,000)	-	(20,000)	3,000

Loss from discontinued operations	(84,000)	(60,000)	(148,000)	(392,000)

Net income (loss) available for common shareholders	$898,000	$(1,567,000)	$2,743,000	$388,000

Basic and diluted net income per share:
Income (loss) from continuing operations	$0.04	$(0.06)	$0.12	$0.03
Net income (loss) available for common shareholders	$0.04	$(0.07)	$0.11	$0.02

Weighted average shares used in per basic and diluted
share computation:	24,076,000	24,076,000	24,076,000	24,076,000
See notes to financial statemenets.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Deficit
(Unaudited)

	Series A Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2008	20,959,000	$3,921,000	$6,650,000	$(23,321,000)	$(12,750,000)

Net income	-	-	-	2,743,000	2,743,000

Balance September 30, 2009	20,959,000	$3,921,000	$6,650,000	$(20,578,000)	$(10,007,000)

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$2,743,000	$388,000
Adjustments to reconcile net income:
Depreciation and amortization	1,266,000	2,928,000
Gain on sale of building	-	(214,000)
Losses on write-off of fixed assets	-	152,000
Amortization of deferred gain on sale of building	(206,000)	(207,000)
Increase (decrease) in allowance for doubtful accounts	29,000	(2,000)
Reserve on notes receivable	-	236,000
(Gains) losses on trading securities, net	(269,000)	1,294,000
Changes in operating assets and libilities
(Purchases) sales of trading securities, net	(2,122,000)	50,000
Accounts receivable	58,000	372,000
Prepaid expenses and deposits	2,000	196,000
Accounts payable and accrued liabilities	(634,000)	279,000
Deferred compensation payable	195,000	(1,529,000)
Other operating assets and liabilities	36,000	228,000
Current assets and liabilities of discontinued operations	60,000	(63,000)
Net cash provided by operating activities:	1,158,000	4,108,000

Cash flows from investing activities:
(Sales) purchases of fixed assets	(83,000)	3,245,000
(Issuances) repayments of notes receivable, net	(35,000)	73,000
Decrease in temporarily restricted cash	-	582,000
Net cash (used in) provided by investing activities:	(118,000)	3,900,000

Cash flows from financing activities:
Proceeds from loans payable	-	225,000
Payments of capital lease obligations and notes payable	(460,000)	(8,244,000)
Net cash used in financing activities:	(460,000)	(8,019,000)

Net increase (decrease) in cash and cash equivalents	580,000	(11,000)
Cash and cash equivalents, beginning of period	628,000	152,000
Cash and cash equivalents, end of period	$1,208,000	$141,000

Supplemental cash flow disclosures:
Income taxes paid	$328,000	$8,000
Interest paid	$28,000	$431,000
Supplemental non-cash investing and financing activities:
Equipment obtained under capital lease agreements	$84,000	$-
Conversion of a deferred compensation liability to a short-term borrowing	$561,000	$-

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

The Consolidated Financial Statements are unaudited but reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position and results of operations.  The results for the nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the entire year.  These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report for the year ended December 31, 2008, as filed on Forms 10-K , 10-K/A No.1 and 10-K/A No.2 with the Securities and Exchange Commission on March 31, 2009, April 30, 2009, and October 19, 2009 respectively.

The current portion of the deferred compensation payable of the prior year financial statement presented was reclassified for comparative purposes to conform to current year’s deferred compensation payable in accordance with generally accepted accounting principles.

Management has evaluated subsequent events through the date the consolidated financial statements were issued, which was November 13, 2009.

2.

Net Income per Share

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Income (loss) from continuing operations	$982,000	$(1,507,000)	$2,891,000	$780,000
Loss from discontinued operations	(84,000)	(60,000)	(148,000)	(392,000)
Net income (loss) available for common shareholders	$898,000	$(1,567,000)	$2,743,000	$388,000

Weighted average shares used to compute basic net
income per share	24,076,000	24,076,000	24,076,000	24,076,000
Effect of dilutive securities—employee and
producer stock options	-	-	-	-
Weighted average shares used to compute diluted
net income per share	24,076,000	24,076,000	24,076,000	24,076,000

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.04	$(0.06)	$0.12	$0.03
Net income (loss) available for common shareholders	$0.04	$(0.07)	$0.11	$0.02

Diluted net income per share:
Income (loss) from continuing operations	$0.04	$(0.06)	$0.12	$0.03
Net income (loss) available for common shareholders	$0.04	$(0.07)	$0.11	$0.02

Outstanding and exercisable options to purchase 1.9 million and 2.3 million shares of the Company’s common stock were excluded from the computation of diluted net income per share during the periods ended September 30, 2009 and 2008, respectively, as the options were not “in-the-money”.

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

4.

Income Taxes

The rate of provision for income taxes for the nine months ended September 30, 2009 and 2008 differs from the federal and state statutory rate primarily due to the expected utilization of federal net operating loss carryforwards.

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

On June 19, 2009, the Company entered into a Promissory Note with an unrelated third-party for $561,000. The note is secured by certain asset-based trail commissions and interest on the unpaid principal accrues daily at a rate of 7% per annum with payments of principal to be made in installments. As of September 30, 2009, the net balance of the note is $378,000 with the remaining installments to be paid as follows:

October 15, 2009 $75,000 January 15, 2010 $75,000

The unpaid balance plus accrued interest of approximately $239,000 is due on April 15, 2010.

6.

Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which was primarily codified into ASC 820 – Fair Value Measurements, for our financial assets and liabilities.  Effective January 1, 2009, the Company adopted the provisions of ASC 820 for non-financial assets and liabilities measured on a recurring basis.  The adoption of ASC 820 had no material effect on our financial position or results of operations. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

The fair-value hierarchy established in ASC 820 prioritizes the inputs used in valuation techniques into three levels as follows:

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

The Company had trading securities which were valued at $3 million using level 1 inputs at September 30, 2009. The Company had a deferred compensation liability which was valued at $4.9 million using level 2 inputs at September 30, 2009. At December 31, 2008, the Company had trading securities and a deferred compensation liability which were valued at $641,000 and $5.3 million, respectively, using level 1 inputs.

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

On December 18, 2008, the Securities and Exchange Commission (“SEC”) adopted Rule 151A which, if it becomes effective in its current form, would require certain fixed indexed annuity sales to be registered with the SEC by January 12, 2011.  In addition, under the rule registered fixed indexed annuities would only be able to be sold by Financial Industry Regulatory Authority (“FINRA”) registered broker-dealers and representatives.  As a result, fixed indexed annuity sales would be subject to regulation and oversight by both the SEC and FINRA.  In response to the rule's adoption, a coalition of insurance companies and insurance marketing organizations filed suit to block the implementation of the rule. In addition, on February 17, 2009 the National Association of Insurance Commissioners (“NAIC”) and NCOIL (the association of state insurance regulators and a group representing state legislators) filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit to block implementation of the rule.  On July 21, 2009 the U.S. Court of Appeals ruled that the SEC has the authority to classify indexed annuities as securities but that the SEC failed to properly consider the effect of the rule upon efficiency, competition, and capital formation. If the SEC can satisfy the court’s order and Rule 151A could become effective in 2011 in the form originally adopted, we could be adversely impacted as we would have to expand our distribution capabilities into broker dealers and registered representatives.

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

Our core business consists of selling fixed annuity products, on behalf of insurance carriers, through a network of independent insurance producers (“Producers”).  If the initiatives undertaken by the SEC, FINRA or state securities or insurance regulators with respect to equity indexed or other fixed annuities were to result in new legislation or regulation, the demand for fixed annuities products, our business and those of our Producers could be adversely affected and could have a material adverse effect on the insurance industry in general or on our financial condition and results of operations.

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

 Results of Operations

We had consolidated income from continuing operations, before income taxes, of $2.9 million during the nine months ended September 30, 2009, compared to $780,000 during the same period of 2008. Our revenue was $5.0 million during the three months ended September 30, 2009, compared to $3.1 million during the same period of 2008. The $2 million (64%) increase was primarily due to a $2.3 million increase in marketing allowance and commission overrides, offset in part by a $223,000 decrease in trailing commissions and a $163,000 decrease in other revenue. Our revenue was $15.1 million during the nine months ended September 30, 2009, compared to $15.9 million during the same period of 2008. The $780,000 (5%) decrease was primarily due to a one-time $6.5 million gain on the sale of the Limited Partnership Class B shares in Legacy TM, LP, which occurred in 2008, a $995,000 decrease in trailing commissions, and a $444,000 decrease in other revenue, offset in part by a $7.2 million increase in marketing allowances and commission overrides.

Marketing allowances and commission overrides increased $2.3 million (115%) during the three months ended September 30, 2009 and $7.2 million (133%) during the nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to increased products sales.

Trailing commissions decreased $223,000 (94%) during the three months ended September 30, 2009 and $995,000 (84%) during the nine months ended September 30, 2009, compared to the same periods in 2008, due to a decline in inforce policies and the exchange of trail commission rights for a limited partnership interest. The limited partnership interest representing the Class B shares was sold for $6.5 million in March 2008.

During the three and nine months ended September 30, 2009 and 2008, Legacy Marketing sold products primarily on behalf of four unaffiliated insurance carriers: Investors Insurance Corp (“Investors”), American National Insurance Company (“American National”), Washington National Insurance Company (“Washington National”), and OM Financial Life Insurance Company (“Old Mutual”).  Sales of these carriers’ products generated the following percentages of our total marketing allowance and commission override revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Investors	62%	49%	67%	41%
American National	13%	16%	11%	16%
Old Mutual	11%	13%	10%	12%
Washington National	8%	17%	7%	26%

On September 8, 2009, the parent company of Washington National, Conseco Marketing L.L.C. and Legacy Marketing Group entered into a mutual agreement to terminate the Marketing Agreement between Conseco Marketing L.L.C. and Legacy Marketing Group.  As a result, after November 1, 2009, Washington National’s products will no longer be sold through the Legacy Marketing Group sales network.

Other revenue decreased $163,000 (21%) during the three months ended September 30, 2009 and $444,000 (16%) during the nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to a reduction of expense reimbursements under a contractual arrangement with Perot Systems, which in March 2008, assumed certain of our administrative service functions.

Selling, general and administrative expenses increased $350,000 (10%) during the three months ended September 30, 2009, compared to the same period in 2008, primarily due to a $303,000 increase in deferred compensation as a result of the fluctuation in market value on previously recognized liabilities under our deferred compensation plans. In addition, there was a $132,000 increase in sales promotion and support and a $26,000 increase in professional fees, offset in part by a $40,000 decrease in salaries and related benefits as a result of reduced headcount, a $29,000 decrease in insurance expense, a $20,000 decrease in occupancy expense, and a $13,000 decrease in office supplies. The $979,000 (9%) decrease during the nine months ended September 30, 2009, compared to the same period in 2008, was primarily due to a $916,000 decrease in salaries and related benefits expense as a result of reduced headcount, a $143,000 decrease in occupancy expense, a $81,000 decrease in insurance expense, a $80,000 decrease in sales promotion and support, a $59,000 decrease in professional fees, a $53,000 decrease in travel and entertainment, and a $48,000 decrease in office supplies. These were offset in part by a $401,000 increase in deferred compensation. The reduction in headcount during the three and nine months ended September 30, 2009 and occupancy expense for the nine months ended September 30, 2009 was primarily due to the transfer of our policy administration function to Perot Systems. The fluctuation in sales and promotional support during the three and nine months ended September 30, 2009, was primarily due to changes in estimates for certain sales and promotional related accrued liabilities.

Depreciation expense decreased $856,000 (92%) during the three months ended September 30, 2009 and $1.7 million (57%) during the nine months ended September 30, 2009, compared to the same periods ended 2008. This decrease is consistent with an increased average age of in-service assets, as well as with an overall reduction in fixed assets.

Other expense decreased $131,000 (50%) during the three months ended September 30, 2009 and $423,000 (49%) during the nine months ended September 30, 2009, compared to the same periods ended 2008,  primarily due to a reduction of equipment leases and maintenance expense.

The rate of provision for income taxes for the three and nine  months ended September 30, 2009 and 2008 differs from the federal and state statutory rate primarily due to the expected utilization of federal net operating loss carryforwards.

Liquidity and Capital Resources

Our net cash provided by operating activities generally follows the trend in our revenue and operating results.  Our net cash provided by operating activities in the nine months ended September 30, 2009 was $1.2 million which was consistent with our operating revenues offset by cash transferred to our investment account and the reduction of our current liabilities. Net cash provided by operations during the same period of 2008 was $4.1 million and was primarily due to the $6.5 million gain on the sale of the Limited Partnership Class B shares in Legacy TM, LP, offset in part by a decline in cash-based operating results.

Net cash used in investing activities in the nine months ended September 30, 2009 of $118,000 consisted of purchases of fixed assets and the issuance of notes receivable for debt owed, offset in part by payments received. Additions to fixed assets during the period included cash purchases of $71,000 related to internal use software capitalizations and of $10,000 related to computer hardware.   Net cash provided by investing activities during the same period of 2008 was $3.9 million and was primarily due to the $3.5 million sale of our Rome, Georgia building in May 2008 and the use of temporarily restricted cash to fund various arbitration settlements associated with our discontinued broker dealer operation, offset in part by repayment of notes receivable.

Net cash used in financing activities in the nine months ended September 30, 2009 of $460,000 consisted of repayments on capital equipment lease obligations and short-term borrowings. Net cash used in financing activities in the same period of 2008 was $8 million and was primarily due to the repayment of a $6 million note payable and the $2.6 million mortgage payable on the Rome, Georgia building.

Our operating activities for the nine months ended September 30, 2009 enabled us to generate $580,000 in cash, net of the $2.1 million in cash used to purchase investments, both of which has significantly increased our liquidity and capital resources compared to the same period of 2008.  As a result, we do not anticipate a cash shortfall to occur.  In the event that a cash shortfall does occur, we believe that adequate financing could be obtained to meet our cash flow needs.  However, there can be no assurances that such financing would be available on favorable terms.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of SFAS No. 133, which was primarily codified into Topic 815, Derivative and Hedging, in the ASC. This statement enhances the disclosure requirement of derivative and hedging activities by providing adequate information on how such activities impact an entity’s financial position, financial performance, and cash flow. This is intended to improve the transparency of financial reporting related to derivative and hedging activities. Our adoption of ASC 815 was effective beginning January 1, 2009, and did not have a material effect on our results of operations and financial condition.

In May 2009, The FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into Topic 855 – Subsequent Events in the ASC. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It alerts all users of financial statements that an entity has not evaluated subsequent events after that date in the set of interim and annual financial statements being presented. This standard is effective for interim or annual periods ending after June 15, 2009. Therefore, we have performed an evaluation of subsequent events through November 13, 2009, which is the date the financial statements were issued. Our adoption of ASC 855 did not have a material effect on our results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets- an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which has not yet been codified in the ASC. This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets and the effects the transfer will have on its financial position, performance, and cash flows. This statement is effective for financial statements issued for interim and annual reporting beginning after November 15, 2009. Adoption of SFAS No. 166 is not expected to have a material effect on our results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into Topic 105 – Generally Accepted Accounting Standards in the Accounting Standards Codification (“ASC”). ASC 105 identifies the sources of and framework for accounting principles used in preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP). The ASC will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. This Statement is to modify the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Adoption of ASC 105 did not have a material effect on our results of operations and financial condition.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value under Topic 820 - Fair Value Measurements and Disclosures in the ASC. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1.

A valuation technique that uses:

a.

The quoted price of the identical liability when traded as an asset

b.

Quoted prices for similar liabilities or similar liabilities when traded as assets.

2.

Another valuation technique that is consistent with the principles of Topic 820. Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

The update also clarifies that a quoted price in an active market for an identical liability at the measurement date or when an identical liability is traded as an asset qualify as a Level 1 input. This update is effective for the first reporting period after issuance. Adoption of ASU 2009-05 did not have a material effect on our results of operations and financial condition.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk, interest rate risk, credit risk, or equity price risk since December 31, 2008.  Please see our Annual Report on Form 10-K for the year ended December 31, 2008, for more information concerning Quantitative and Qualitative Disclosures About Market Risk.

Item 4(T). Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2009, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to provide reasonable assurance that the material financial and non-financial information required to be disclosed in our quarterly report and filed with SEC is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2009, are effective at such reasonable assurance level.  There can be no absolute assurance that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.

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

REGAN HOLDING CORP.

Date: November 13, 2009	Signature: /s/ R. Preston Pitts
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