Form 10-K
period 2009-12-31
REGAN HOLDING CORP
filed 2010-04-16
CIK 870069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). YES ☐      NO ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or smaller reporting company filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Smaller reporting company filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of April 15, 2010 is $616,000.

There is currently no trading market for the registrant’s stock. Accordingly, the foregoing aggregate market value is based upon the price at which the registrant would have repurchased its stock had it repurchased any stock in the last fiscal year.

As of April 15, 2010, the number of shares outstanding of the registrant’s Series A Common Stock was 23,525,000 and the number of shares outstanding of the registrant’s Series B Common Stock was 550,000.  The registrant has no other shares outstanding.

TABLE OF CONTENTS

Page

——

Part I

Item 1.

 Business

1

Item 1A.

 Risk Factors

5

Item 1B.

 Unresolved Staff Comments

8

Item 2.

 Properties

8

Item 3.

 Legal Proceedings

8

Item 4.

 Reserved

8

Part II

Item 5.

 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

 Equity Securities

9

Item 6.

 Selected Financial Data

10

Item 7.

 Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 7A.

 Quantitative and Qualitative Disclosures about Market Risk

26

Item 8.

 Financial Statements and Supplementary Data

27

Item 9.

 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

53

Item 9A(T) Controls and Procedures

53

Item 9B.

 Other Information

53

Part III

Item 10.

 Directors, Executive Officers and Corporate Governance

54

Item 11.

 Executive Compensation

55

Item 12.

 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

58

Item 13.

 Certain Relationships and Related Transactions, and Director Independence

58

Item 14.

 Principal Accountant Fees and Services

60

Part IV

Item 15.

 Exhibits and Financial Statement Schedules

61

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

The Company and The Legacy Alliance Inc. (“Legacy Alliance”), have entered into an Agreement and Plan of Merger, dated December 1, 2009, as amended by the First Amendment to the Agreement and Plan of Merger, dated January 29, 2010 (as amended, the “Merger Agreement”).  Pursuant to the Merger Agreement, the Company will merge with a Delaware corporation, Legacy Alliance, with Legacy Alliance surviving the merger (the “Reorganization”).

Under the terms of the Merger Agreement, any shareholder who is the record holder of less than 4,500 shares of Regan Series A Common Stock and/or Regan Series B Common Stock (together, “Regan Common Stock”) will receive $0.10 in cash in exchange for each share of Regan Common Stock that he or she owns, and any shareholder who is the record holder of 4,500 or more shares of Regan Common Stock will receive one share of Legacy Alliance common stock (“Legacy Alliance Common Stock”) for each block of 4,500 shares of Regan Common Stock that he or she owns and $0.10 in cash per share for any remaining shares of Regan Common Stock in lieu of any fractional shares of Legacy Alliance Common Stock.  All stock options or other rights to acquire shares of Regan Common Stock held by Regan shareholders prior to the effective time of the Reorganization, including any that are unvested, will be vested pursuant to the terms of the Merger Agreement and if unexercised prior to the effective time of the Reorganization, will terminate.

On February 24, 2010, following a public hearing, the California Department of Corporations certified that the terms and conditions of the offer and sale of the securities in the proposed Reorganization Plan were fair and were approved. In addition, a qualification by permit for the offer and sale of such securities was issued to Legacy Alliance.  On March 30, 2010, the Company mailed a notice of special meeting of shareholders to be held on April 20, 2010 along with a proxy statement for solicitation of shareholder approval of the Reorganization.

Legacy Marketing’s primary marketing agreements are with American National Insurance Company (“American National”), Investors Insurance Corporation (“Investors Insurance”), and OM Financial Life Insurance Company/Americom Life (“OM Financial (Americom)”). The marketing agreements grant Legacy Marketing the exclusive right to market certain proprietary fixed annuity products issued by these insurance carriers.   An annuity is a contract in which an insurance company makes a series of income payments at regular intervals in return for a premium that a policyholder has paid. Annuities are most often bought for future retirement income. Under the terms of these agreements, Legacy Marketing is responsible for recruiting independent insurance agents (who we refer to as “Producers”), who have contracted with Legacy Marketing to sell fixed annuity products, and are appointed with the applicable insurance carrier.  For these sales, the insurance carriers pay marketing allowances and commissions to Legacy Marketing based on the premium amount of insurance policies placed inforce.  Legacy Marketing is responsible for paying sales commissions to the Producers.

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

The marketing agreements allow Legacy Marketing to enter into similar arrangements with other insurance carriers.  The marketing agreement with American National expires on November 15, 2010, and may be renewed by mutual agreement for successive one-year terms.  The agreement may be terminated by either party upon twelve months prior written notice without cause, and may be terminated by either party immediately for cause.  The marketing agreement with Investors Insurance expires on March 31, 2011, and will be renewed automatically for successive one-year terms unless terminated earlier by either party upon twelve months prior written notice without cause.  The marketing agreement with OM Financial (Americom) expires on June 10, 2010, and will automatically renew for successive one-year periods, unless terminated by Legacy Marketing with twelve months written notice or by OM Financial (Americom) with at least six months written notice.  Either party may terminate the agreements immediately for cause. As of April 15, 2010, American National, Investors Insurance, and OM Financial did not provide any notice of intent to terminate their marketing agreement with Legacy Marketing. A marketing agreement with Washington National terminated on October 10, 2009.

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

On May 31, 2007, Regan Holding and two of its subsidiaries, Legacy Financial Services Inc. (“Legacy Financial”) and Legacy Advisory Services Inc., entered into an agreement with Multi-Financial Securities Corporation whereby Legacy Financial transferred its registered representatives and customer accounts to Multi-Financial Securities Corporation.  Under the agreement, on September 28, 2007, Multi-Financial Securities Corporation paid Legacy Financial $1.0 million (11.5%) of the aggregate gross dealer concessions earned at Legacy Financial Services between May 1, 2006, and April 30, 2007, by those transferred representatives who were, as of the measurement date (as defined in the agreement), registered with Multi-Financial Securities Corporation and in good standing with the Financial Industry Regulatory Authority (“FINRA”).  In addition, on each of the first four anniversary dates of the measurement date, subject to certain conditions, Multi-Financial Securities Corporation is obligated to pay Legacy Financial Services an amount representing up to four and a half percent (4.5%) of each transferred representative’s aggregate gross dealer concessions earned with Multi-Financial Securities Corporation during the one year period prior to such anniversary date. At December 31, 2008, Legacy Financial did not meet the specified terms in order to receive the second payment from Multi-Financial Securities Corporation and did not receive any payments related to this agreement as of December 31, 2009.

Legacy Financial was registered as a broker-dealer with, and was subject to regulation by, the U.S. Securities and Exchange Commission (“SEC”), FINRA, the Municipal Securities Rulemaking Board, and various state agencies.  As a result of federal and state broker-dealer registration and self-regulatory organization memberships, Legacy Financial was subject to regulation that covers many aspects of its securities business.  This regulation covered matters such as capital requirements, recordkeeping and reporting requirements, and employee-related matters, including qualification and licensing of supervisory and sales personnel. Also, these regulations included supervisory and organizational procedures intended to ensure compliance with securities laws and prevent improper trading on material nonpublic information.  Rules of the self-regulatory organizations are designed to promote high standards of commercial honor and just and equitable principles of trade.  A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers.  As a result, many aspects of the broker-dealer customer relationship are subject to regulation, including “suitability” determinations as to customer transactions, limitations in the amounts that may be charged to customers, and correspondence with customers. As of September 29, 2008 Legacy Financial withdrew as a broker-dealer registered with FINRA, and FINRA approval of such withdrawal followed in January 2009.

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

On November 18, 2005, Regan Holding sold its office buildings in Petaluma, California for $12.8 million.  Regan Holding and the third party buyer (the “Buyer”) further agreed to enter into a ten year lease agreement, concurrently with the sale of the buildings, whereby it leased back 71,612 square feet through March 14, 2007, and will continue to lease back 47,612 square feet for the remainder of the lease term.  The monthly base rent was $1.37 per square foot in 2009 and $1.33 per square foot in 2008 and will increase annually by three percent during the term of the lease, in addition to monthly taxes and operating expenses.

In January 2006, management of Regan Holding decided to discontinue the operations of Values Financial Network (“VFN”).  VFN incurred losses from operations of $579,000 for the year ended December 31, 2005.  Regan Holding incurred insignificant costs in connection with exiting the operations of VFN.  On December 31, 2009, VFN was dissolved.

Competitive Business Conditions

The fixed annuity business is rapidly evolving and intensely competitive. Legacy Marketing’s primary market is fixed annuity products sold through independent Producers.  Until October 17, 2007, Legacy Marketing administered the products sold by Producers on behalf of the issuing insurance carriers.  Fixed annuity product sales in the United States were approximately $108 billion in 2009. Some of Legacy Marketing’s top competitors designing, marketing, and selling fixed annuity products through independent sales channels are Allianz Life of North America, American Equity Investment Life,  and Aviva USA.  These competitors may have greater financial resources than Legacy Marketing.  However, we believe that Legacy Marketing’s business model allows greater flexibility, as it can adjust the mix of business sold if one or more of its carriers were to experience capital constraints or other events that affect their business models. Legacy Marketing’s competitors may respond more quickly to new or emerging products and changes in customer requirements.  We are not aware of any significant new means of competition, products or services that our competitors provide or will soon provide. However, in the highly competitive fixed annuity marketplace, new distribution models, product innovations and technological advances may occur at any time and could present Legacy Marketing with competitive challenges.  There can be no assurance that Legacy Marketing will be able to compete successfully.  In addition, Legacy Marketing’s business model relies significantly on its Wholesaler distribution network to effectively market its products competitively.  Maintaining relationships with these Wholesaler distribution networks requires introducing new products and services to the market in an efficient and timely manner, offering competitive commission schedules, and providing superior marketing, product training, and support.  Due to competition among insurance companies and insurance marketing organizations for successful Wholesalers, there can be no assurance that Legacy Marketing will be able to retain some or all of its Wholesaler distribution networks.

Recent Industry Developments

During the past few years, several proposals relating to our business have been made by federal and state agencies and legislative bodies and securities and insurance self-regulatory organizations.  As discussed below, a few of these proposals have become effective, and others may be made or adopted.

On December 18, 2008, the SEC adopted Rule 151A which will require certain fixed indexed annuity sales to be registered with the SEC by January 12, 2011.  In addition, under the rule registered fixed indexed annuities will only be able to be sold by FINRA registered broker-dealers and representatives.  As a result, fixed indexed annuity sales will be subject to regulation and oversight by both the SEC and FINRA.  In response to the rule's adoption, a coalition of insurance companies and insurance marketing organizations have filed suit to block the implementation of the rule. In addition, on February 17, 2009 the National Association of Insurance Commission (“NAIC”) and NCOIL (the association of state insurance regulators and a group representing state legislators) also filed a petition with the U.S. Court of Appeals for the D.C. Circuit that seeks to block implementation of the rule. On July 21, 2009 the U.S. Court of Appeals ruled that the SEC has the authority to classify indexed annuities as securities but that the SEC failed to properly consider the effect of the rule upon efficiency, competition, and capital formation. If the SEC can satisfy the court’s order and Rule 151A becomes effective in the form originally adopted, we could be adversely impacted as we would have to expand our distribution capabilities into broker dealers.  In a filing with the U.S. Court of Appeals on December 8, 2009, the SEC stated that Rule 151A would not become effective before two years after completion of the proceedings.

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

Legacy Financial, a discontinued operation, was registered as a broker-dealer with, and was subject to regulation by, the SEC, FINRA, the Municipal Securities Rulemaking Board, and various state agencies.  This regulation covers matters such as capital requirements, recordkeeping and reporting requirements, and employee-related matters, including qualification and licensing of supervisory and sales personnel.  Any proceeding alleging violation of, or noncompliance with, laws and regulations applicable to Legacy Financial could harm its business and financial condition, and our results of discontinued operations.  As of September 29, 2008, Legacy Financial withdrew as a broker-dealer with FINRA, and FINRA approval of such withdrawal followed in January 2009.

Employees

As of April 1, 2010, we employed approximately 57 persons.  None of our employees are represented by a collective bargaining agreement.  We consider our relations with our employees to be good, and we will continue to strive to provide a positive work environment for our employees.

Item 1A. Risk Factors

RISKS RELATED TO OUR COMPANY

We have experienced losses in recent years and if losses continue, our business could suffer.

We had a net income of $2.2 million for the year ended December 31, 2009.  The net income was primarily due to an increase in revenue generated from Legacy Marketing operations. Due to our history of losses, we do not know if we will be able to sustain the level of premium production in order to generate enough revenue to be profitable in the foreseeable future.  If our revenue declines and we could incur net losses in future periods, our business and results of operations could suffer.

We depend on a limited number of sources for our products, and any interruption, deterioration, or termination of the relationship with any of our insurance carriers could be disruptive to our business and harm our results of operations and financial condition.

Legacy Marketing has marketing agreements with American National, Investors Insurance, and OM Financial (Americom).  A marketing agreement with Washington National terminated on October 10, 2009. During 2009, 54%, 12%, 10%, and 6% of our total consolidated revenue of $18.4 million resulted from fixed annuity products Legacy Marketing marketed and sold on behalf of Investors Insurance, American National, OM Financial (Americom) and Washington National, respectively.  During 2008, 26%, 14%, 12% and 10% of our total consolidated revenue of $12.6 million, which excludes the gain on the sale of partnership interests of $6.5 million, resulted from fixed annuity products Legacy Marketing marketed and sold on behalf of Investors Insurance, Washington National, American National, and OM Financial (Americom), respectively.

The marketing agreement with American National expires on November 15, 2010, and may be renewed by mutual agreement for successive one-year terms.  The agreement may be terminated by either party upon twelve months prior written notice without cause, and may be terminated by either party immediately for cause.  The marketing agreement with Investors Insurance expires on March 31, 2011, and will be renewed automatically for successive one-year terms unless terminated earlier by either party upon twelve months prior written notice without cause.  The marketing agreement with OM Financial (Americom) expires on June 10, 2010, and will automatically renew for successive one-year periods, unless terminated by Legacy Marketing with twelve months written notice or by OM Financial (Americom) with at least six months written notice.  Either party may terminate the agreements immediately for cause. As of April 15, 2010, American National, Investors Insurance, and OM Financial did not provide any notice of intent to terminate their marketing agreement with Legacy Marketing. A marketing agreement with Washington National terminated on October 10, 2009.

Effective October 17, 2007, Legacy Marketing terminated its carrier administrative agreements and  entered into an agreement and strategic alliance with a subsidiary of Perot Systems, whereby Legacy Marketing agreed to transfer its third party administration services function and the employees who provide these services to Perot Systems in exchange for Perot Systems’ assumption of such administrative service functions.  Perot Systems will also become the exclusive provider of administrative services for Legacy Marketing’s future portfolio of annuity products.  In the twelve months ended December 31, 2007, Legacy Marketing received approximately $5.3 million in gross revenue under the administrative agreements with carriers. The impact of the termination of our administrative services, based on the revenue earned and expenses incurred in 2007, reduced the Company’s revenue and expenses for 2009 by approximately $3.2 million and $4.8 million, respectively, and for 2008 by approximately $2.4 million and $4 million, respectively. The termination of administrative agreements does not affect the commissions earned by Legacy Marketing on additional premium received or assets under management with respect to the underlying insurance contracts.

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

•

The ability of Legacy Marketing to recruit, provide product training and retain Producers.

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

Pursuant to the terms of our Amended and Restated Shareholder's Agreement with Lynda L. Pitts, our Chief Executive Officer, upon the death of Mrs. Pitts, the heirs of Mrs. Pitts will have the option (but not the obligation) to sell to us all or a portion of the shares of Regan Holding owned by Mrs. Pitts at the time of her death.  In addition, we would also have the option (but not the obligation) to purchase from Mrs. Pitts’ estate all shares of common stock that were owned by Mrs. Pitts at the time of her death, or were transferred by her to one or more trusts prior to her death.  The purchase price to be paid by us, if any, shall be equal to 125% of the fair market value of the shares.  As of December 31, 2009, we believe 125% of the fair market value of the shares owned by Mrs. Pitts was equal to $562,000.  We have purchased life insurance coverage for the purpose of funding this potential obligation.  There can be no assurances, however, that the proceeds from this insurance coverage will be available or sufficient to cover the purchase price of the shares owned by Mrs. Pitts at the time of her death.  If the insurance proceeds were not available or sufficient to cover the purchase price of Mrs. Pitts’ shares at the time of her death, our operating results and financial condition could be adversely affected.

RISKS RELATED TO OUR INDUSTRY

We may not be able to compete successfully with competitors that may have greater resources than we do.

The fixed annuity business is rapidly evolving and intensely competitive.  Legacy Marketing's primary market is fixed annuities sold through independent Producers.  Fixed annuity product sales in the United States were approximately $109 billion in 2009.  Legacy Marketing had a 0.7% share of the 2009 fixed annuity product sales in the United States based on Legacy Marketing’s $744 million of inforce premiums placed in 2009. Some of Legacy Marketing's top competitors selling fixed annuities through independent sales channels are Allianz Life of North America, American Equity Investment Life, and Aviva USA.  These competitors may have greater financial and other resources than we do, which allow them to respond more quickly than us under certain circumstances.

Legacy Marketing is not aware of any significant new means of competition, products or services that its competitors provide or will soon provide.  However, in the highly competitive fixed annuity marketplace, new distribution models, product innovations and technological advances may occur at any time and could present Legacy Marketing with competitive challenges.  There can be no assurance that Legacy Marketing will be able to compete successfully.  In addition, Legacy Marketing’s business model relies on its Wholesaler distribution networks to effectively market its products competitively to producers.  Maintaining relationships with these Wholesaler distribution networks requires introducing new products and services to the market in an efficient and timely manner, offering competitive commission schedules, and providing superior marketing, product training, and support.  In the recent past, Legacy Marketing has been reasonably successful in expanding and maintaining its Wholesaler or Producer distribution network.  However, due to competition among insurance companies and insurance marketing organizations for successful Wholesalers, there can be no assurance that Legacy Marketing will be able to retain some or all of its Wholesaler distribution networks.

We may face increased governmental regulation and legal uncertainties, which could result in diminished financial performance.

During the past few years, several federal, state and insurance self-regulatory organization proposals have been made that could affect our business.  As discussed below, a few of these proposals have become effective, and others may be made or adopted.

On December 18, 2008, the Securities and Exchange Commission (“SEC”) adopted Rule 151A which, if it becomes effective in its current form, would require certain fixed indexed annuity sales to be registered with the SEC.  In addition, under the rule registered fixed indexed annuities would only be able to be sold by Financial Industry Regulatory Authority (“FINRA”) registered broker-dealers and representatives.  As a result, fixed indexed annuity sales would be subject to regulation and oversight by both the SEC and FINRA.  In response to the rule's adoption, a coalition of insurance companies and insurance marketing organizations have filed suit to block the implementation of the rule. In addition, on February 17, 2009 the National Association of Insurance Commissioners (“NAIC”) and NCOIL (the association of state insurance regulators and a group representing state legislators) filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit to block implementation of the rule.  On July 21, 2009 the U.S. Court of Appeals ruled that the SEC has the authority to classify indexed annuities as securities but that the SEC failed to properly consider the effect of the rule upon efficiency, competition, and capital formation. If the SEC can satisfy the court’s order and Rule 151A becomes effective in the form originally adopted, we could be adversely impacted as we would have to expand our distribution capabilities into broker dealers.  In a filing with the U.S. Court of Appeals on December 8, 2009, the SEC stated that Rule 151A would not become effective before two years after the completion of the proceedings.

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

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of  April 15, 2010, our Series A Common Stock was held by approximately 1,200 shareholders of record and our Series B Common Stock was held by approximately 2,200 shareholders of record.  There is no established public trading market for our stock.

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

There were no stock repurchases in 2009 and 2008. The Company is currently unable to redeem its redeemable common stock due to restrictions in California corporation law.

Item 6. Selected Financial Data

	Year Ended December 31,
	2009	2008	2007	2006	2005
Selected Income Statement Data:
Total revenue	$18,422,000	$19,140,000	$19,867,000	$25,845,000	$24,857,000
Income (loss) from continuing operations	$2,304,000	$488,000	$(9,349,000)	$(4,658,000)	$(11,248,000)

Earnings (loss) from continuing
operations per share - basic:	$0.10	$0.02	$(0.39)	$(0.19)	$(0.46)

Earnings (loss) from continuing
operations per share - diluted:	$0.10	$0.02	$(0.39)	$(0.19)	$(0.46)

Selected Balance Sheet Data:
Total assets	$6,682,000	$5,046,000	$20,463,000	$27,694,000	$30,400,000
Total non current liabilities	$6,317,000	$6,833,000	$18,090,000	$18,745,000	$13,540,000
Redeemable common stock	$5,897,000	$5,897,000	$5,897,000	$5,897,000	$6,219,000
Cash dividends declared	-	-	-	-	-
Selected Operating Data:
Total fixed premium placed inforce (1)	744 million	374 million	410 million	508 million	480 million

_________________

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

Forward-Looking Statements

Certain statements contained in this document, including Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts, constitute forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of Regan and its businesses to be materially different from that expressed or implied by such forward-looking statements.  These risks, uncertainties and factors include, among other things, the following: general market conditions and the changing interest rate environment; the interruption, deterioration, or termination of our relationships with the insurance carriers who provide our products or the agents who market and sell them; the ability to develop and market new products to keep up with the evolving industry in which we operate; increased governmental regulation, especially regulations affecting insurance, reinsurance, and holding companies; the ability to attract and retain talented and productive personnel; the ability to effectively fund our working capital requirements; and the risk of substantial litigation or insurance claims.

General Overview of Our Business

Regan is a holding company whose primary operating subsidiary is Legacy Marketing.

The Company and The Legacy Alliance Inc. (“Legacy Alliance”), have entered into an Agreement and Plan of Merger, dated December 1, 2009, as amended by the First Amendment to the Agreement and Plan of Merger, dated January 29, 2010 (as amended, the “Merger Agreement”).  Pursuant to the Merger Agreement, the Company will merge with a Delaware corporation, Legacy Alliance, with Legacy Alliance surviving the merger (the “Reorganization”).

Under the terms of the Merger Agreement, any shareholder who is the record holder of less than 4,500 shares of Regan Series A Common Stock and/or Regan Series B Common Stock (together, “Regan Common Stock”) will receive $0.10 in cash in exchange for each share of Regan Common Stock that he or she owns, and any shareholder who is the record holder of 4,500 or more shares of Regan Common Stock will receive one share of Legacy Alliance common stock (“Legacy Alliance Common Stock”) for each block of 4,500 shares of Regan Common Stock that he or she owns and $0.10 in cash per share for any remaining shares of Regan Common Stock in lieu of any fractional shares of Legacy Alliance Common Stock.  All stock options or other rights to acquire shares of Regan Common Stock held by Regan shareholders prior to the effective time of the Reorganization, including any that are unvested, will be vested pursuant to the terms of the Merger Agreement and if unexercised prior to the effective time of the Reorganization, will terminate.

On February 24, 2010, following a public hearing, the California Department of Corporations certified that the terms and conditions of the offer and sale of the securities in the proposed Reorganization Plan were fair and were approved. In addition, a qualification by permit for the offer and sale of such securities was issued to Legacy Alliance.  On March 30, 2010, the Company mailed a notice of special meeting of shareholders to be held on April 20, 2010 along with a proxy statement for solicitation of shareholder approval of the Reorganization.

Legacy Marketing designs and markets fixed annuity products on behalf of certain unaffiliated insurance carriers in each of the United States, except Alabama and New York.  As of December 31, 2009, Legacy Marketing had marketing agreements with American National, Investors Insurance, and OM Financial (Americom).  The marketing agreements grant Legacy Marketing the exclusive right to market certain fixed annuity products issued by these insurance carriers.  Legacy Marketing is responsible for recruiting agents, who have contracted with Legacy Marketing to sell these products, and are appointed with the applicable insurance carrier.  For these services, the insurance carriers pay Legacy Marketing commissions and marketing allowances.

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

On March 26, 2008, the Company’s subsidiary, Legacy Marketing Group (“LMG”), entered into a sale and assignment agreement to sell and assign all rights, title and interest in certain asset based trail commissions to Legacy TM, a limited partnership (the “Partnership”), for a Class A limited partnership interest in the Partnership and $6.5 million.  LMG’s Class A limited partnership interest is unencumbered.  The transaction closed on March 26, 2008.  Through the Class A limited partnership interest, LMG received for a one-year period a 33.33% beneficial interest in the proceeds from the trail commissions on the policies existing on the closing date, and in perpetuity a 100% interest in the proceeds from trail commissions earned on new policies placed in force after the closing date.  The trail commission revenue is recorded into income when it has been received.  Simultaneously with the sale of the Class A limited partnership interest, the Partnership sold to Lynda L. Pitts and R. Preston Pitts the Class B limited partnership interest in exchange for the guarantee of $6.5 million in debt that the Partnership incurred to acquire the trail commissions.  The holders of the Class B limited partnership interest received for a one-year period a 66.66% interest in the proceeds of the trail commissions on existing policies as of the closing date, and thereafter became entitled to receive a 100% interest in the proceeds from such trail commissions.  Lynda L. Pitts, Chief Executive Officer, and R. Preston Pitts, President, Chief Operating Officer and Chief Financial Officer of the Company, each of whom is also a director of the Company, are the general partners of the Partnership and together own all of the Class B interests in the Partnership.  As a part of the agreement, LMG was not obligated to repurchase or require the Partnership to return the asset under any conditions.

LMG received $6.5 million in cash for its Class B interest from the Partnership.  To accomplish the cash settlement, the Partnership and its general partners, Lynda Pitts, Chief Executive Officer and R. Preston Pitts, President, Chief Operations Officer and Chief Financial Officer, each of whom is a director of the Company, pledged the Class B interest in order to obtain funds to finance the transaction.  The Partnership executed a loan agreement, promissory note and commercial pledge agreement to which LMG was not a party and in which it asserted no conditions.  The general partners, Lynda Pitts and R. Preston Pitts who are partners in the Class B partnership each executed a commercial pledge agreement of their Legacy TM partnership interests and other assets as a condition for funding.  LMG was not a party and asserted no conditions in regard to the pledge agreements. LMG not only confirmed that it had no interest in the Class B interest, but it also confirmed the Partnership and the Pittses had the right to pledge the Class B interest.

The business purpose of the retention of the Class A interest through Legacy TM is because we had to do a general assignment of the rights and title of all asset-based trail commissions in accordance with each carrier agreement rather than a limited or restricted assignment.  Consequently, the future rights to the trail commissions associated to the policies in force after the sale date (March 26, 2008) were allocated to the Class A interest and ultimately inure to LMG.

Any trail commissions that might be received on policies placed in force after the sale date of March 26, 2008, which were specifically excluded from the loan transaction from the Bank, are allocated to the Class A partnership interest. This interest was not pledged as collateral for the Legacy TM loan. The Pittses have no financial interest in the Class A partnership and likewise, the Class A partnership was not pledged as collateral for the loan.

The loan between Legacy TM and the Bank of Marin (“Bank”) is a term loan with a fixed interest rate of 8% per annum. The term is five years and scheduled payments are due monthly. The Pittses had to make personal guarantees which included using their personal real estate (“other assets”) as a part of that guarantee. The Pittses, not LMG, are individually responsible for the obligation.

As a limited partner, LMG has no liability for the debits of the Partnership.  The contractual language also clarifies the Pitts’ role as general partners:

“The general partner will have exclusive management and control of the business partnership, and all decisions regarding the management and affairs of the partnership will be made by the general partner.  The general partner will have all the rights and powers of general partners as provided in the [California Revised Limited Partnership] Act and as otherwise provided by law.”

Based on the structure of the transaction and contractual language, the Company accounted for the transaction as a sale according with the guidance of SFAS No. 140, Accounting for Transfers of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125,which was primarily codified in ASC860 – Transfers and Servicing, EITF 88-18, Sales of Future Revenues, which was primarily codified in ASC470 – Debt, and FASB Statement No. 77, Reporting by Transferors for Transfers of Receivables with Recourse, which was primarily codified in ASC860 – Transfers and Servicing.

The annuity products, as defined in the Sale of a Partnership Interest & Assignment of Asset Based Trail Commissions agreement, were certain fixed annuity products sold by LMG on behalf of American National Insurance Company, OM Financial Life Insurance Company/Americom Life, Transamerica Life Insurance Company, IL Annuity and Insurance Company, and Investors Insurance Corporation where LMG, in accordance with each carrier’s marketing agreement, would earn monthly a specified number of basis points on each annuity’s cash value for as long as each annuity remained in-force.  At the time of closing, we valued over 65,000 fixed annuity products that were in-force as of that date and had a trail commission due to LMG.  The rights to the trail commissions with respect to policies that were terminated prior to the closing date were not transferred to the partnership as there would have been no continuing value.

In determining the $6.5 million value for the Class B interest, we contracted an outside consultant to perform financial projections based on policies placed in-force as of December 31, 2007 for those carriers listed above and applied certain key assumptions such as lapse rates, growth rates for accumulation values, rates of partial withdrawal, mortality rates, discount rates, and age of policies.  This resulted in the seller and the purchaser agreeing upon $6.5 million as a fair price for the sale of the Class B interest.

LMG will receive through the Class A partnership interest, on any policies placed in force after March 26, 2008, 100% of the proceeds from the trail commissions.  For the period ending December 31, 2009 and 2008, LMG received approximately $43,000 and $4,000, respectively, in trail commissions for these policies.  The Class A interest is not expected to have a significant impact on our future operating results.

A special committee of the Board of Directors of the Company comprising the independent directors, Ute Scott-Smith, J. Daniel Speight, Jr. and Donald Ratajczak, approved the amount of consideration.  In connection with the committee’s deliberations the Company obtained a fairness opinion from an independent third party stating that the total value of the transaction to the Company was within an acceptable range of estimated fair values of the future trail commission cash flows.  A portion of the proceeds was used to pay the $6 million note payable, to Washington National Insurance Company and interest accrued thereon.  The remainder of the proceeds was available for general corporate purposes.

On May 31, 2007, Regan and two of its subsidiaries, Legacy Financial Services Inc. (“Legacy Financial”) and Legacy Advisory Services Inc., entered into an agreement with Multi-Financial Securities Corporation whereby Legacy Financial Services transferred its registered representatives and customer accounts to Multi-Financial Securities Corporation.  Under the agreement, on September 28, 2007, Multi-Financial Securities Corporation paid Legacy Financial Services $1 million (11.5%) of the aggregate gross dealer concessions earned at Legacy Financial Services between May 1, 2006, and April 30, 2007, by those transferred representatives who were, as of the measurement date (as defined in the agreement), registered with Multi-Financial Securities Corporation and in good standing with the FINRA.  In addition, on each of the first four anniversary dates of the measurement date, subject to certain conditions, Multi-Financial Securities Corporation is obligated to pay Legacy Financial Services an amount representing up to four and a half percent (4.5%) of each transferred representative’s aggregate gross dealer concessions earned with Multi-Financial Securities Corporation during the one year period prior to such anniversary date.  At the end of December 31, 2008, Legacy Financial did not meet the specified terms in order to receive a second payment from Multi-Financial Securities Corporation and did note receive any payments related to this agreement as of December 31, 2009.

Legacy Financial was registered as a broker-dealer with, and was subject to regulation by the SEC, FINRA, the Municipal Securities Rulemaking Board, and various state agencies.  As a result of federal and state broker-dealer registration and self-regulatory organization memberships, Legacy Financial was subject to regulation that covers many aspects of its securities business.  This regulation covers matters such as capital requirements, recordkeeping and reporting requirements, and employee-related matters, including qualification and licensing of supervisory and sales personnel.  Also, these regulations included supervisory and organizational procedures intended to ensure compliance with securities laws and prevent improper trading on material nonpublic information.  Rules of the self-regulatory organizations are designed to promote high standards of commercial honor and just and equitable principles of trade.  A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers.  As a result, many aspects of the broker-dealer customer relationship are subject to regulation, including “suitability” determinations as to customer transactions, limitations in the amounts that may be charged to customers, and correspondence with customers.  As of September 29, 2008 Legacy Financial withdrew as a broker-dealer registered with FINRA, and FINRA approval of such withdrawal followed in January 2009.

On January 25, 2007, prospectdigital LLC (“prospectdigital”), an indirect wholly owned subsidiary of Regan, sold certain of its assets, which primarily included fixed assets and other miscellaneous operating assets, to PD Holdings LLC (“PD Holdings”).  In addition, PD Holdings agreed to assume certain liabilities of prospectdigital.  The action was taken in a continuing effort to reduce Regan’s operating expenses, as prospectdigital continued to sustain losses through the date of sale.

Lynda Pitts, Chief Executive Officer, and R. Preston Pitts, President, Chief Operating Officer, Chief Financial Officer and Secretary of Regan, are the primary owners of PD Holdings.  In connection with the sale, we also entered into a service agreement with PD Holdings whereby subsidiaries of Regan will provide certain administrative services to PD Holdings for a fee equal to the cost of the services provided.

Prospectdigital received $116,000 in consideration of the sale, which was greater than the estimated fair value of the assets of prospectdigital being sold, as determined by a third-party independent valuation.  The amount of consideration was approved by the Board of Directors of Regan.

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

On November 18, 2005, Regan sold its office buildings in Petaluma, California for $12.8 million.  Proceeds from the sale of the buildings were used to repay the mortgage on the properties, the outstanding balance of which was $6,962,518.04, and the remainder of the proceeds was allocated to working capital.  Regan and the third party buyer (the “Buyer”) further agreed to enter into a ten year lease agreement, concurrently with the sale of the buildings, whereby it leased back 71,612 square feet through March 14, 2007, and will continue to lease back 47,612 square feet for the remainder of the lease term.  The monthly base rent was $1.37 per square foot in 2009 and $1.33 per square foot in 2008 and will increase annually by three percent during the term of the lease, in addition to monthly taxes and operating expenses.

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

On December 18, 2008, the Securities and Exchange Commission (“SEC”) adopted Rule 151A which, if it becomes effective in its current form, would require certain fixed indexed annuity sales to be registered with the SEC.  In addition, under the rule registered fixed indexed annuities would only be able to be sold by Financial Industry Regulatory Authority (“FINRA”) registered broker-dealers and representatives.  As a result, fixed indexed annuity sales would be subject to regulation and oversight by both the SEC and FINRA.  In response to the rule's adoption, a coalition of insurance companies and insurance marketing organizations have filed suit to block the implementation of the rule. In addition, on February 17, 2009 the National Association of Insurance Commissioners (“NAIC”) and NCOIL (the association of state insurance regulators and a group representing state legislators) filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit to block implementation of the rule.  On July 21, 2009 the U.S. Court of Appeals ruled that the SEC has the authority to classify indexed annuities as securities but that the SEC failed to properly consider the effect of the rule upon efficiency, competition, and capital formation. If the SEC can satisfy the court’s order and Rule 151A becomes effective in the form originally adopted, we could be adversely impacted as we would have to expand our distribution capabilities into broker dealers.  In a filing with the U.S. Court of Appeals on December 8, 2009, the SEC stated that Rule 151A would not become effective before two years after the completion of the proceedings.

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

Legacy Financial, a discontinued operation, was registered as a broker-dealer with, and was subject to regulation by, the SEC, FINRA, the Municipal Securities Rulemaking Board, and various state agencies.  This regulation covers matters such as capital requirements, recordkeeping and reporting requirements, and employee-related matters, including qualification and licensing of supervisory and sales personnel.  Any proceeding alleging violation of, or noncompliance with, laws and regulations applicable to Legacy Financial could harm its business and financial condition, and our results of discontinued operations.  As of September 29, 2008, Legacy Financial withdrew as a broker-dealer with FINRA, and FINRA approval of such withdrawal followed in January 2009.

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

Legacy Marketing has marketing agreements with certain insurance carriers.  Under the terms of the marketing agreements, Legacy Marketing is responsible for recruiting Producers, who have contracted with Legacy Marketing to sell fixed annuity products, and are licensed with various states’ departments of insurance and appointed with the applicable insurance carriers.  For these services, the insurance carriers pay Legacy Marketing commissions and marketing allowances.

There are no significant management judgments associated with reporting our revenues.  When a policyholder remits a premium payment to that insurance carrier with an accurate and completed application for an insurance policy, the policy is considered inforce and Legacy Marketing recognizes marketing allowances and commission income.  Legacy Marketing’s carriers grant policyholders a contractual right to cancel the insurance contract ten to thirty days after receiving such contract.  This return period varies depending on the carrier, the type of policy and the jurisdiction in which the policy is sold.  Legacy Marketing gathers historical product return data that does not vary significantly from quarter to quarter, and has historically been predictive of future events.  Returns are estimated using this data and have been reflected in the Consolidated Financial Statements.

The fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable for all periods presented approximates their respective carrying amounts because of the short maturity of these financial instruments. In addition, the Company’s trading investments reflect their respective fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, which was primarily codified in Accounting Standards Codification (“ASC”) 820 – Fair Value Measurements and Disclosures, and SFAS No.133, which was primarily codified into ASC815 – Derivatives and Hedging.

We regularly evaluate the collectability of our accounts and notes receivable. An allowance for doubtful accounts is maintained for estimated losses, and such losses have historically been minimal and within our expectations. We consider a number of factors when estimating losses, including the aging of a producer’s debt, creditworthiness of specific producer, historical trends and other information.

We capitalize external consulting fees, and salaries and benefits for employees who are directly associated with the development of software for internal use and product development, when both of the following occur: (i) the preliminary project stage is completed and the project is therefore in the application development stage and (ii) management authorizes and commits to funding a software or product project and it is probable that the project will be completed and the software or product will be used to perform the function desired or marketed for generation of revenue.

Modifications or enhancements made to an existing software or product that result in additional functionality are also capitalized.  When the new software or product is placed in production or marketed, we begin amortizing the asset over its estimated useful life.  Training and maintenance costs are accounted for as expenses as they occur.  We periodically review capitalized internal use software and products developed to determine if the carrying value is fully recoverable.  If there are future cash flows directly related to the software or product we record an impairment loss when the present value of the future cash flows is less than the carrying value.  If software or components of software, or the product in development are abandoned, the Company takes a charge to write off the capitalized amount in the period the decision is made to abandon it.

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

The Company has adopted SFAS No. 123R (revised 2004), “Share-Based Payments,” which was primarily codified into ASC 505 – Equity. This topic addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options.  Under this method, the Company records stock-based compensation expense for all new stock options that are ultimately expected to vest as the requisite service is rendered.  The Company issues new shares of common stock upon the exercise of stock options.

On a continuous basis, the Company evaluates all recent accounting pronouncements and discloses the impact that the implementation of such pronouncements will have on our financial position, results of operations, or cash flows.

Results of Operations

Year ended December 31, 2009 compared with year ended December 31, 2008

We had consolidated income from continuing operations, before income taxes, of $2.6 million for the year ended December 31, 2009 compared to $701,000 for the same period of 2008. Our revenue decreased $718,000 (4%) in 2009 compared to 2008 primarily due to the sale of limited partnership interest in 2008 for $6.5 million, a decrease in trailing commissions of $1.2 million and a decrease in other revenue of $655,000; partially offset by an increase in marketing allowances and commissions of $7.6 million.  Marketing allowances and commissions increased $7.6 million (99%) primarily due to an overall increase in the sales of fixed annuity products and varying marketing allowance rates on certain products.

Trailing commissions decreased $1.2 million (84%) in 2009 compared to 2008 primarily due to the exchange of trail commission rights for limited partnership interests.  The limited partnership interest representing the Class B shares was sold for $6.5 million in March 2008.

During the year ended December 31, 2009, Legacy Marketing marketed and sold products primarily on behalf of four unaffiliated insurance carriers:  Investors Insurance, Washington National, American National, and OM Financial (Americom).  As indicated below, the agreements with these carriers generated a significant portion of our total consolidated revenue of $18.4 million:

	2009	2008
Investors Insurance	54%	26%
Washington National	6%	14%
American National	12%	12%
OM Financial (Americom)	10%	10%

Our consolidated revenues were derived primarily from sales and marketing of the following fixed annuity products:

	2009	2008
PremierMark (SM) series (sold on behalf of Investors Insurance)	36%	22%
RewardMark (SM) series (sold on behalf of Washington National)	6%	14%
BenchMark (SM) series (sold on behalf of American National)	11%	11%
AmeriMark Freedom (SM) series (sold on behalf of OM Financial (Americom)	10%	10%

On September 8, 2009, the parent company of Washington National, Conseco Marketing L.L.C., and Legacy Marketing Group entered into a mutual agreement to terminate the Marketing Agreement between Washington National and Legacy Marketing Group.  As a result, after November 1, 2009, Washington National’s products were no longer sold through the Legacy Marketing Group sales network.

Other revenue decreased $655,000 (18%) in 2009 compared to 2008 primarily due to a reduction of expense reimbursements under a contractual arrangement with Perot Systems.

Selling, general and administrative expenses increased $376,000 (3%) in 2009 compared to 2008 primarily due to a $505,000 increase in deferred compensation as a result of the fluctuation in market value on previously recognized liabilities under our deferred compensation plans. In addition, there was a $253,000 increase in sales promotion and support and a $216,000 increase in professional fees, offset in part by a $214,000 decrease in salaries and related benefits as a result of reduced headcount, a $155,000 decrease in occupancy expense, a $108,000 decrease in insurance expense, a $66,000 decrease in office supplies, and a $56,000 decrease in travel and entertainment. The reduction in headcount and occupancy expense for 2009 was primarily due to the transfer of our policy administration function to Perot Systems. The increase in sales and promotional support in 2009 was primarily due to higher incentives paid as a result of increased sales. The increase in professional fees was primarily due to an increase in reorganization costs and regulatory filings.

Depreciation expense decreased $2.5 million (64%) in 2009 compared to 2008, as there were a greater amount of assets that were fully depreciated in 2009.

Other expense decreased $236,000 (30%), primarily due to a reduction of equipment leases and maintenance expense.

The rate of provision for income taxes for 2009 and 2008 differs from the federal and state statutory rate primarily due to the expected utilization of federal net operating loss carryforwards.

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

Other revenue increased $843,000 (31%)  primarily due. to payments received from Perot for the transitioned and retained employee salaries and benefits, certain software and hardware costs, and other occupancy and equipment costs.

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

Income tax provision increased $106,000 in 2008 primarily due to California’s suspension of using net operating loss carryforwards for tax year 2008.

On October 17, 2007, Legacy Marketing entered into an agreement and strategic alliance with a subsidiary of Perot Systems Corporation (“Perot Systems”), whereby Legacy Marketing transferred its third party administration services function and the employees located in Rome, Georgia, who provides these services to Perot Systems in exchange for Perot Systems’ assumption of such administrative service functions. Administrative revenues for 2007 were $5.3 million. Administrative expenses for 2007 were $6.9 million. The impact of the termination of our administrative services, based on the revenue earned and expenses incurred in 2007, reduced the Company’s revenue and expenses for 2009 by approximately $3.2 million and $4.8 million, respectively, and for 2008 by approximately $2.4 million and $4 million, respectively.

Discontinued Segments

On May 31, 2007, Regan and two of its subsidiaries, Legacy Financial and Legacy Advisory Services Inc., entered into an agreement with Multi-Financial Securities Corporation whereby Legacy Financial Services transferred its registered representatives and customer accounts to Multi-Financial Securities Corporation.  Under the agreement, on September 28, 2007, Multi-Financial Securities Corporation paid Legacy Financial Services $1 million (11.5%) of the aggregate gross dealer concessions earned at Legacy Financial Services between May 1, 2006, and April 30, 2007, by those transferred representatives who were, as of the measurement date (as defined in the agreement), registered with Multi-Financial Securities Corporation and in good standing with the FINRA.  In addition, on each of the first four anniversary dates of the measurement date, subject to certain conditions, Multi-Financial Securities Corporation is obligated to pay Legacy Financial Services an amount representing up to four and a half percent (4.5%) of each transferred representative’s aggregate gross dealer concessions earned with Multi-Financial Securities Corporation during the one year period prior to such anniversary date.  As of December 31, 2008, Legacy Financial did not meet the specified terms in order to receive a second payment from Multi-Financial Securities Corporation and did not receive any payments related to this agreement as of December 31, 2009.

As of September 29, 2008 Legacy Financial withdrew as a broker-dealer registered with FINRA, and FINRA approval of such withdrawal followed in January 2009.

We recognized a $1 million gain on the transfer of Legacy Financial’s registered representatives and customer accounts to Multi-Financial Securities Corporation in 2007, and as a result Legacy Financial had net income of $133,000 for the twelve months ended December 31, 2007.  Legacy Financial’s results are being reported as discontinued operations.  On our consolidated balance sheet, Legacy Financial’s assets consist of $166,000 in prepaid expenses and $183,000 in accounts receivable as of December 31, 2009 and $294,000 in prepaid expenses as of December 31, 2008.  Legacy Financial’s liabilities consist of  $213,000 in accrued liabilities and $115,000 in accounts payable as of December 31, 2009 and $291,000 in accrued liabilities and $75,000 in accounts payable as of December 31, 2008.

On January 25, 2007, prospectdigital LLC (“prospectdigital”), an indirect wholly owned subsidiary of Regan, sold certain of its assets, which primarily included fixed assets and other miscellaneous operating assets, to PD Holdings LLC (“PD Holdings”).  In addition, PD Holdings agreed to assume certain liabilities of prospectdigital.  The action was taken in a continuing effort to reduce our operating expenses, as prospectdigital continued to sustain losses through the date of sale.

Lynda Pitts, Chief Executive Officer, and R. Preston Pitts, President, Chief Operating Officer, Chief Financial Officer and Secretary of Regan, are the primary owners of PD Holdings.  In connection with the sale, also entered into a service agreement with PD Holdings, pursuant to which subsidiaries of Regan provided certain administrative services to PD Holdings, for a fee equal to the cost of the services provided.

Prospectdigital received $116,000 in consideration of the sale, which was greater than the estimated fair value of the assets of prospectdigital being sold, as determined by a third-party independent valuation.  The amount of consideration was approved by the Board of Directors of Regan.

Prospectdigital is being reported as a discontinued operation for the twelve months ended December 31, 2009 and 2008.  On our consolidated balance sheet, prospectdigital’s assets consist of $29,000 in accounts receivable as of December 31, 2009 and $28,000 in accounts receivable as of December 31, 2008.  Prospectdigital’s liabilities consist of $23,000 in accrued liabilities as of December 31, 2009 and $32,000 in accrued liabilities as of December 31, 2008.  We incurred an $189,000 loss on the sale of prospectdigital’s assets in 2007.

In January 2006, we decided to discontinue the operations of Values Financial Network (“VFN”).  We incurred insignificant costs in connection with exiting the operations of VFN. As of December 31, 2009, VFN was dissolved.

Liquidity and Capital Resources

Our net cash provided by operating activities generally follows the trend in our revenue and operating results.  Our net cash provided by operating activities for the year ended December 31, 2009 was $849,000 which was consistent with our operating revenues offset by cash transferred to our investment account and the reduction of our current liabilities. Net cash provided by operations during the same period of 2008 was $8.8 million and was primarily due to the $6.5 million gain on the sale of the Limited Partnership Class B shares in Legacy TM, LP, offset in part by a decline in cash-based operating results.

Net cash used in investing activities in 2009 of $194,000 consisted of purchases of fixed assets and the issuance of notes receivable for debt owed, offset in part by payments received. Additions to fixed assets during the period included cash purchases of $93,000 related to internal use software capitalizations and of $40,000 related to computer hardware.

Net cash used in financing activities in 2009 of $550,000 consisted of repayments on capital equipment lease obligations and short-term borrowings.

Our operating activities in 2009 enabled us to generate $105,000 in cash, net of the $2.1 million in cash used to purchase investments, both of which has significantly increased our liquidity and capital resources compared to the same period of 2008. In the event that a cash shortfall occurs, we believe that adequate financing could be obtained to meet our cash flow needs.  However, there can be no assurances that such financing would be available on favorable terms.

Our cash provided by (used in) operating activities was $8.8 million in 2008 and was primarily the result of proceeds from and on the sale of trading securities and non-cash charges such as depreciation and amortization and capital losses, partially offset by our net loss and a decrease in the deferred compensation payable.

Our cash used in operating activities was $6.2 million in 2007 and was primarily the result of our net loss and a decrease in the accounts payable and accrued liabilities, partially offset by proceeds from the sale of trading securities and non-cash charges such as depreciation and amortization and losses on write-off of fixed assets.

Net cash provided by investing activities during the same period of 2008 was $3.8 million and was primarily due to the $3.5 million sale of our Rome, Georgia building in May 2008 and the use of temporarily restricted cash to fund various arbitration settlements associated with our discontinued broker dealer operation, offset in part by repayment towards notes receivable.

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

We lease office and warehouse premises and certain office equipment under non-cancelable operating and capital leases.  As of December 31, 2009, our total contractual cash obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Debt	309,000	309,000	-	-	-
Operating and Capital Leases	5,599,000	1,033,000	2,792,000	1,774,000	-
Total Contractual Cash Obligations	5,908,000	1,342,000	2,792,000	1,774,000	-

Pursuant to the terms of our Amended and Restated Shareholder’s Agreement with Lynda L. Pitts, Chief Executive Officer of the Company and Chairman of our Board of Directors, upon the death of Mrs. Pitts, we would have the option (but not the obligation) to purchase from Mrs. Pitts’ estate all shares of common stock that were owned by Mrs. Pitts at the time of her death, or were transferred by her to one or more trusts prior to her death.  In addition, upon the death of Mrs. Pitts, her heirs would have the option (but not the obligation) to sell their inherited shares to us.  The purchase price to be paid by us shall be equal to 125% of the fair market value of the shares.  As of December 31, 2009, we believe that 125% of the fair market value of the shares owned by Mrs. Pitts was equal to $562,000.  We have purchased life insurance coverage for the purpose of funding this potential obligation upon Mrs. Pitts’ death.

$849,000 of cash was provided by operations in 2009 and $8.8 million in 2008.  We used $6.2 million of cash in operations in 2007.  Though, we generated net income of $2.2 million in 2009, we incurred consolidated net losses of $110,000 and $9.1 million in 2008 and 2007, respectively.  To mitigate possible cash shortfalls, we are currently in the process of seeking shareholder approval to merge the Company into The Legacy Alliance, Inc. in order to reduce the number of shareholders below 300 and enable the Company to terminate its status as a public company. This is expected to reduce costs associated with reporting obligations under the Securities and Exchange Act of 1934. The estimated direct and indirect cost savings would be approximately $453,000 per year, plus an additional $257,000 in annual costs relating to compliance with Section 404 of the Sarbanes-Oxley Act. In 2008, we lowered our cost structure by reducing our employee headcount, by repayment of debt, and by reducing the amount of office equipment leases.  In March 2008, we repaid the Washington National loan using the proceeds from the sale of partnership interests in Legacy TM, LP.  In May 2008, we sold our facility in Rome, Georgia and used a portion of the proceeds to repay the mortgage loan.  In October 2008, we liquidated a portion of our investment portfolio to repay the margin loans obtained from our investment broker.  All of these actions eliminated approximately $1.6 million of annual cash used for interest and principal payments in 2008.

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

In January 2007, we exited the prospectdigital business and disposed of its assets.  This action eliminated approximately $1.2 million of annual cash use.  We have completed the sale of Legacy Financial’s registered representatives and customer accounts, and we received $1 million of cash proceeds from that sale on September 28, 2007.  We used the cash proceeds from this sale to settle pending Legacy Financial matters.

On October 17, 2007, Legacy Marketing entered into an agreement and strategic alliance with a subsidiary of Perot Systems Corporation (“Perot Systems”), whereby Legacy Marketing transferred its third party administration services function and the employees located in Rome, Georgia, who provides these services to Perot Systems in exchange for Perot Systems’ assumption of such administrative service functions. Administrative revenues for 2007 were $5.3 million. Administrative expenses for 2007 were $6.9 million. The impact of the termination of our administrative services, based on the revenue earned and expenses incurred in 2007, reduced the Company’s revenue and expenses for 2009 by approximately $3.2 million and $4.8 million, respectively, and for 2008 by approximately $2.4 million and $4 million, respectively.

On May 23, 2008, the Company sold its office building in Rome, Georgia to Freehold Capital Advisors Ltd. for $3.5 million for a gain of $214,000.  Net proceeds from the sale of the building were used to repay the mortgage on the property, the outstanding balance of which was $2.6 million.

On March 26, 2008, the Company’s subsidiary, Legacy Marketing Group (“LMG”), entered into a sale and assignment agreement to sell and assign all rights, title and interest in certain asset based trail commissions to Legacy TM, a limited partnership (the “Partnership”), for a Class A limited partnership interest in the Partnership and $6.5 million.  LMG’s Class A limited partnership interest is unencumbered.  The transaction closed on March 26, 2008.  Through the Class A limited partnership interest, LMG received for a one-year period a 33.33% beneficial interest in the proceeds from the trail commissions on the policies existing on the closing date, and in perpetuity a 100% interest in the proceeds from trail commissions earned on new policies placed in force after the closing date.  The trail commission revenue is recorded into income when it has been received.  Simultaneously with the sale of the Class A limited partnership interest, the Partnership sold to Lynda L. Pitts and R. Preston Pitts the Class B limited partnership interest in exchange for the guarantee of $6.5 million in debt that the Partnership incurred to acquire the trail commissions.  The holders of the Class B limited partnership interest received for a one-year period a 66.66% interest in the proceeds of the trail commissions on existing policies as of the closing date, and thereafter became entitled to receive a 100% interest in the proceeds from such trail commissions.  Lynda L. Pitts, Chief Executive Officer, and R. Preston Pitts, President, Chief Operating Officer and Chief Financial Officer of the Company, each of whom is also a director of the Company, are the general partners of the Partnership and together own all of the Class B interests in the Partnership.  As a part of the agreement, LMG was not obligated to repurchase or require the Partnership to return the asset under any conditions.

LMG received $6.5 million in cash for its Class B interest from the Partnership.  To accomplish the cash settlement, the Partnership and its general partners, Lynda Pitts, Chief Executive Officer and R. Preston Pitts, President, Chief Operations Officer and Chief Financial Officer, each of whom is a director of the Company, pledged the Class B interest in order to obtain funds to finance the transaction.  The Partnership executed a loan agreement, promissory note and commercial pledge agreement to which LMG was not a party and in which it asserted no conditions.  The general partners, Lynda Pitts and R. Preston Pitts who are partners in the Class B partnership each executed a commercial pledge agreement of their Legacy TM partnership interests and other assets as a condition for funding.  LMG was not a party and asserted no conditions in regard to the pledge agreements.   LMG not only confirmed that it had no interest in the Class B interest, but it also confirmed the Partnership and the Pittses had the right to pledge the Class B interest.

The business purpose of the retention of the Class A interest through Legacy TM is because we had to do a general assignment of the rights and title of all asset-based trail commissions in accordance with each carrier agreement rather than a limited or restricted assignment.  Consequently, the future rights to the trail commissions associated to the policies in force after the sale date (March 26, 2008) were allocated to the Class A interest and ultimately inure to LMG.

Any trail commissions that might be received on policies placed in force after the sale date of March 26, 2008, which were specifically excluded from the loan transaction from the Bank, are allocated to the Class A partnership interest. This interest was not pledged as collateral for the Legacy TM loan. The Pittses have no financial interest in the Class A partnership and likewise, the Class A partnership was not pledged as collateral for the loan.

The loan between Legacy TM and the Bank of Marin (“Bank”) is a term loan with a fixed interest rate of 8% per annum. The term is five years and scheduled payments are due monthly. The Pittses had to make personal guarantees which included using their personal real estate (“other assets”) as a part of that guarantee. The Pittses, not LMG, are individually responsible for the obligation.

As a limited partner, LMG has no liability for the debits of the Partnership.  The contractual language also clarifies the Pitts’ role as general partners:

“The general partner will have exclusive management and control of the business partnership, and all decisions regarding the management and affairs of the partnership will be made by the general partner.  The general partner will have all the rights and powers of general partners as provided in the [California Revised Limited Partnership] Act and as otherwise provided by law.”

Based on the structure of the transaction and contractual language, the Company accounted for the transaction as a sale according with the guidance of SFAS No. 140, Accounting for Transfers of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125,which was primarily codified in ASC860 – Transfers and Servicing, EITF 88-18, Sales of Future Revenues, which was primarily codified in ASC605 – Revenue Recognition, and FASB Statement No. 77, Reporting by Transferors for Transfers of Receivables with Recourse, which was primarily codified in ASC860 – Transfers and Servicing.

The annuity products, as defined in the Sale of a Partnership Interest & Assignment of Asset Based Trail Commissions agreement, were certain fixed annuity products sold by LMG on behalf of American National Insurance Company, OM Financial Life Insurance Company/Americom Life, Transamerica Life Insurance Company, IL Annuity and Insurance Company, and Investors Insurance Corporation where LMG, in accordance with each carrier’s marketing agreement, would earn monthly a specified number of basis points on each annuity’s cash value for as long as each annuity remained in-force.  At the time of closing, we valued over 65,000 fixed annuity products that were in-force as of that date and had a trail commission due to LMG.  The rights to the trail commissions with respect to policies that were terminated prior to the closing date were not transferred to the partnership as there would have been no continuing value.

In determining the $6.5 million value for the Class B interest, we contracted an outside consultant to perform financial projections based on policies placed in-force as of December 31, 2007 for those carriers listed above and applied certain key assumptions such as lapse rates, growth rates for accumulation values, rates of partial withdrawal, mortality rates, discount rates, and age of policies.  This resulted in the seller and the purchaser agreeing upon $6.5 million as a fair price for the sale of the Class B interest.

LMG will receive through the Class A partnership interest, on any policies placed in force after March 26, 2008, 100% of the proceeds from the trail commissions.  For the period ending December 31, 2009 and 2008, LMG received approximately $43,000 and $4,000, respectively, in trail commissions for these policies. The Class A interest is not expected to have a significant impact on our future operating results.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which was primarily codified into ASC 820 – Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The effective date of ASC 820 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) is for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted ASC 820 on January 1, 2008 and it did not have a material effect on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which was primarily codified into ASC 825 – Financial Instruments. This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  ASC 825 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company adopted ASC 825 on January 1, 2008 and it did not have a material effect on our results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which was primarily codified into ASC 805 – Business Combinations.  This statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  This statement is effective for us beginning January 1, 2009.  The Company expects this pronouncement to have a significant impact on future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which was primarily codified into ASC 810 - Consolidation.  This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Adoption of ASC 810 is not expected to have a material effect on our results of operations and financial condition.

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of SFAS No. 133, which was primarily codified into Topic 815, Derivatives and Hedging, in the ASC. This statement enhances the disclosure requirement of derivative and hedging activities by providing adequate information on how such activities impact an entity’s financial position, financial performance, and cash flow. This is intended to improve the transparency of financial reporting related to derivative and hedging activities. Our adoption of ASC 815 was effective beginning January 1, 2009, and did not have a material effect on our results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into ASC 105 – Generally Accepted Accounting Principles.  The statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  Adoption of ASC 105 did not have a material effect on our results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of SFAS No. 60, Accounting and Reporting by Insurance Enterprises, which was primarily codified into ASC 944 – Financial Services - Insurance.  The statement helps resolve diversity resulting in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred.  In addition, the Statement clarifies the financial reporting requirements under SFAS No. 60 of financial guarantee insurance contracts for better comparability.  This Statement is effective for financial statements issued for fiscal years beginning after December 31, 2008.  Adoption of ASC 944 did not have a material effect on our results of operations and financial condition.

In April 2008, the FASB Staff Position (FSP) issued FAS No. 142-3, Determination of the Useful Life of Intangible Assets, which was primarily codified into ASC 350– Intangibles – Goodwill and Other, to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  The intent of ASC 944 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 805 – Business Combinations, and other U.S. generally accepted accounting principles.  ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years with early adoption prohibited.  Adoption of ASC 350 did not have a material effect on our results of operations and financial condition.

In May 2009, The FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into Topic 855 – Subsequent Events in the ASC. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It alerts all users of financial statements that an entity has not evaluated subsequent events after that date in the set of interim and annual financial statements being presented. This standard is effective for interim or annual periods ending after June 15, 2009. Therefore, we have performed an evaluation of subsequent events through the date the financial statements are issued. Our adoption of ASC 855 did not have a material effect on our results of operations and financial condition.

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

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets under Topic 860 – Transfers and Servicing in the ASC. The update provides additional accounting and reporting standards for the transfers and servicing of financial assets and servicing rights by establishing additional criteria to determine if there is any continuing involvement with either the assets transferred or with the transferee. Some of the examples given in ASU 2009-16 of continuing involvement with the transferred financial assets are (a) servicing arrangements, (b) recourse arrangements, (c) guarantee arrangements, (d) purchase or redemption arrangements, (e) options written or held, (f) derivative financial instruments that are entered into contemporaneously with, or in contemplation of, the transfer, (g) arrangements to provide financial support, (h) pledges of collateral, and (i) the transferor’s beneficial interest in the transferred asset. Since the transfer of financial assets with continuing interests raises issues regarding whether the transfers should be considered sales (of all or part) or secured borrowings, the ASU 2009-16 establishes standards for resolving those issues. We have reviewed ASU 2009-16 and determined that the sale of partnership interest did not meet the criteria for any continuing involvement and thus, did not have a material effect on our results of operations.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements under Topic 820 – Fair Value Measurements and Disclosures. This update provides amendments to Subtopic 820-10 that requires new disclosures as follows:

1.

Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.

Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

In addition, ASU 2010-06 clarifies existing disclosures as follows:

1.

Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.

Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. We do not expect the adoption of this update to have any material effect on our financials.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements under Topic 855 – Subsequent Events. The update provides amendments as follows:

1.

An entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.

The glossary of Topic 855 is amended to include the definition of SEC filer. An SEC filer is an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section. It does not include an entity that is not otherwise an SEC filer whose financial statements are included in a submission by another SEC filer.

3.

An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements.

4.

The glossary of Topic 855 is amended to remove the definition of public entity. The definition of a public entity in Topic 855 was used to determine the date through which subsequent events should be evaluated. Based on the amendments, that definition is no longer necessary for purposes of Topic 855.

5.

The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

ASU 2010-09 is effective upon issuance of the update. The adoption of this update did not have any material effect on our financials.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our investments are categorized as trading securities.  We did not directly own any investments in fixed income instruments as of December 31, 2009.

Equity price risk is the potential loss arising from changes in the value of equity securities.  In general, equity securities have more year-to-year price variability than intermediate term high-grade bonds.  However, returns over longer time frames have been consistently higher.  Our equity securities consist primarily of investments in broadly diversified mutual funds.  As a result of unfavorable market conditions related to our mutual fund investments, the fair value of our equity securities significantly declined in the last quarter of 2008.  In reaction, on October 9, 2008, the Company had to liquidate its investment portfolio for $5.4 million in order to repay $4.3 million in outstanding loans from its investment broker.  The remaining cash was placed into a money market fund.  In 2009, the Company was able to reinvest $2.5 million into a combination of equity securities and a money market fund.  We will continue to evaluate market conditions to determine when it is prudent to reallocate our investments.

Shown below is the original cost and fair value of our marketable equity trading securities and money market funds as of December 31, 2009, 2008, 2007:

	Original Cost	Fair Value
December 31, 2009	2,776,000	3,142,000
December 31, 2008	641,000	641,000
December 31, 2007	6,363,000	7,625,000

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Regan Holding Corp.:

We have audited the accompanying consolidated balance sheets of Regan Holding Corp. and its subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the consolidated statements of operations, shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement Schedule II – Valuation and Qualifying Accounts as of and for the years ended December 31, 2009 and 2008.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor have we been engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regan Holding Corp. and its subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule as of and for the years ended December 31, 2009 and 2008, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Burr, Pilger & Mayer, LLP

San Francisco, California

April 15, 2010

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Balance Sheet

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$ 733,000	$ 628,000
Trading investments	3,142,000	641,000
Accounts receivable, net of allowance of $40,000 and $0 at
December 31, 2009 and 2008, respectively	380,000	447,000
Notes receivable, net of allowance of $0 and $20,000 at
December 31, 2009 and 2008, respectively	256,000	175,000
Prepaid expenses and deposits	223,000	146,000
Current assets from discontinued operations	378,000	322,000
Total current assets	5,112,000	2,359,000
Net fixed assets	504,000	1,655,000
Building lease deposit	1,027,000	1,000,000
Other assets	39,000	32,000
Total non-current assets	1,570,000	2,687,000
Total assets	$ 6,682,000	$ 5,046,000

Liabilities, redeemable common stock, and shareholders’ deficit
Liabilities
Accounts payable and accrued liabilities	$ 3,715,000	$ 3,808,000
Current portion of capital lease liabilities	57,000	69,000
Current portion of deferred compensation payable	549,000	561,000
Current portion of notes payable and other borrowings	309,000	230,000
Current liabilities from discontinued operations	351,000	398,000
Total current liabilities	4,981,000	5,066,000
Deferred compensation payable	4,415,000	4,753,000
Deferred gain on sale of building	1,607,000	1,882,000
Other liabilities	204,000	134,000
Capital lease liabilities	91,000	64,000
Total non-current liabilities	6,317,000	6,833,000
Total liabilities	11,298,000	11,899,000

Redeemable common stock, Series A and B	5,897,000	5,897,000

Shareholders’ deficit
Preferred stock, no par value:
Authorized: 100,000,000 shares; no shares issued or outstanding
Series A common stock, no par value:
Authorized: 45,000,000 shares; issued or outstanding: 20,959,000
shares at December 31, 2009 and 2008, respectively	3,921,000	3,921,000
Paid-in capital	6,650,000	6,650,000
Accumulated deficit	(21,084,000)	(23,321,000)
Total shareholders’ deficit	(10,513,000)	(12,750,000)
Total liabilities, redeemable common stock, and shareholders’ deficit	$ 6,682,000	$ 5,046,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Statement of Operations

	For the Years Ended December 31,
	2009	2008	2007
Revenue
Marketing allowances and commission overrides	$ 15,277,000	$ 7,676,000	$ 8,726,000
Trailing commissions	214,000	1,378,000	3,106,000
Administrative fees	-	-	5,292,000
Sale of Legacy TM, LP Class B interest	-	6,500,000	-
Other revenue	2,931,000	3,586,000	2,743,000
Total revenue	18,422,000	19,140,000	19,867,000

Expenses
Selling, general and administrative	13,919,000	13,543,000	22,928,000
Depreciation and amortization	1,368,000	3,852,000	3,106,000
Internal use software impairment loss	-	152,000	1,256,000
Other	553,000	789,000	1,434,000
Total expenses	15,840,000	18,336,000	28,724,000

Operating income (loss)	2,582,000	804,000	(8,857,000)

Other income
Investment income, net	47,000	377,000	263,000
Interest expense	(40,000)	(480,000)	(750,000)
Total other income (expense), net	7,000	(103,000)	(487,000)

Income (loss) before income taxes	2,589,000	701,000	(9,344,000)
Provision for income taxes	285,000	213,000	5,000

Income (loss) from continuing operations	2,304,000	488,000	(9,349,000)

Discontinued operations
Income (loss) from operation of discontinued segments Values
Financial Network, Inc., Legacy Financial Services
and prospectdigital	(82,000)	(695,000)	299,000
(Benefit from) provision for income taxes	(15,000)	(97,000)	5,000

Income (loss) from discontinued operations	(67,000)	(598,000)	294,000

Net income (loss)	$ 2,237,000	$ (110,000)	$ (9,055,000)

Basic and diluted loss per share:
Income (loss) from continuing operations	$ 0.10	$ 0.02	$ (0.39)
Net income	$ 0.09	$ (0.00)	$ (0.38)
Weighted average shares outstanding used to
compute basic and diluted net loss per share amounts	24,076,000	24,076,000	24,076,000

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity (Deficit)

For the years ended December 31, 2009, 2008, and 2007

					Accumulated Other Comprehensive Income (loss)
				Retained Earnings (Deficit)
	Series A Common Stock		Paid-in Capital
	Shares	Amount				Total

Balance December 31, 2006	20,959,000	$3,921,000	$6,650,000	$(14,156,000)	-	$(3,585,000)

Net loss				(9,055,000)		(9,055,000)

Balance December 31, 2007	20,959,000	$3,921,000	$6,650,000	$(23,211,000)	-	$(12,640,000)

Net loss				(110,000)		(110,000)
Balance December 31, 2008	20,959,000	$3,921,000	$6,650,000	$(23,321,000)	-	$(12,750,000)

Net income				2,237,000		2,237,000
Balance December 31, 2009	20,959,000	$ 3,921,000	$ 6,650,000	$(21,084,000)	$ -	$ (10,513,000)

See notes to financial statements.

REGAN HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Cash Flows

	For the Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 2,237,000	$ (110,000)	$ (9,055,000)
Adjustments to reconcile net income (loss) to cash provided by
(used in) operating activities:
Depreciation	1,368,000	3,852,000	3,097,000
Losses on write-off of fixed assets	-	174,000	1,341,000
Gain on sale of building	-	(214,000)	-
Amortization of deferred gain on sale of building	(275,000)	(276,000)	(275,000)
Allowance of doubtful accounts	40,000	(159,000)	(7,000)
Allowance for notes receivable	(20,000)	236,000	-
Losses (gains) on trading securities, net	(366,000)	1,262,000	(140,000)
Changes in operating assets and liabilities:
Sales (purchases) of trading securities, net	(2,135,000)	5,722,000	789,000
Accounts receivable	27,000	721,000	81,000
Prepaid expenses and deposits	(77,000)	147,000	243,000
Accounts payable and accrued liabilities	(93,000)	(268,000)	(1,159,000)
Deferred compensation payable	211,000	(2,605,000)	(171,000)
Other operating assets and liabilities	35,000	166,000	309,000
Current assets and liabilities of discontinued operations	(103,000)	168,000	(1,264,000)
Net cash provided by (used in) operating activities	849,000	8,816,000	(6,211,000)
Cash flows from investing activities:
(Purchases) sales of fixed assets	(133,000)	3,076,000	(954,000)
Decrease (increase) in temporarily restricted cash	-	656,000	(656,000)
(Advances) proceeds from notes receivable	(61,000)	80,000	62,000
Sales (purchases) of fixed assets from discontinued operations	-	-	1,152,000
Net cash (used in) provided by investing activities	(194,000)	3,812,000	(396,000)
Cash flows from financing activities:
Proceeds from loans/notes payable	-	225,000	3,926,000
Payments towards capital leases liability	(69,000)	(32,000)
Payments toward notes/loans payable	(481,000)	(12,345,000)	(84,000)
Net cash (used in) provided by financing activities:	(550,000)	(12,152,000)	3,842,000
Net increase (decrease) in cash and cash equivalents	105,000	476,000	(2,765,000)
Cash and cash equivalents, beginning of period	628,000	152,000	2,917,000
Cash and cash equivalents, end of period	$ 733,000	$ 628,000	$ 152,000

Supplemental cash flow information:
Taxes paid net of refunds received	$ 423,000	$ 8,000	$ (12,000)
Interest paid	$ 36,000	$ 565,000	$ 526,000
Supplemental non-cash investing and financing activities:
Equipment obtained under capital lease agreements	$ 84,000	$ -	$ -
Conversion of a deferred liability to a short-term	$ 561,000	$ -	$ -
borrowing

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REGAN HOLDING CORP. AND SUBSIDIARIES

1.  Organization and Summary of Significant Accounting Policies

a.  Organization

Regan Holding Corp. (the “Company”) is a holding company, incorporated in California in 1990, whose primary operating subsidiary is Legacy Marketing Group (“Legacy Marketing”).

As of December 31, 2009, Legacy Marketing had marketing agreements with American National Insurance Company (“American National”), Investors Insurance Corporation (“Investors Insurance”),  and OM Financial (Americom) Life Insurance Company (“OM Financial (Americom), (collectively, the “carriers”).  Under the terms of the marketing agreements, Legacy Marketing is responsible for recruiting Producers, who have contracted with Legacy Marketing to sell fixed annuity products and are licensed with various states’ departments of insurance and appointed with the applicable insurance carriers.  For these services, the insurance carriers pay Legacy Marketing commissions and marketing allowances.

On December 1, 2009, the Company and The Legacy Alliance Inc. (“Legacy Alliance”), had entered into an Agreement and Plan of Merger,  as amended by the First Amendment to the Agreement and Plan of Merger, dated January 29, 2010 (as amended, the “Merger Agreement”).  Pursuant to the Merger Agreement, the Company will merge with a Delaware corporation, Legacy Alliance, with Legacy Alliance surviving the merger (the “Reorganization”).

Under the terms of the Merger Agreement, any shareholder who is the record holder of less than 4,500 shares of Regan Series A Common Stock and/or Regan Series B Common Stock (together, “Regan Common Stock”) will receive $0.10 in cash in exchange for each share of Regan Common Stock that he or she owns, and any shareholder who is the record holder of 4,500 or more shares of Regan Common Stock will receive one share of Legacy Alliance common stock (“Legacy Alliance Common Stock”) for each block of 4,500 shares of Regan Common Stock that he or she owns and $0.10 in cash per share for any remaining shares of Regan Common Stock in lieu of any fractional shares of Legacy Alliance Common Stock.  All stock options or other rights to acquire shares of Regan Common Stock held by Regan shareholders prior to the effective time of the Reorganization, including any that are unvested, will be vested pursuant to the terms of the Merger Agreement and if unexercised prior to the effective time of the Reorganization, will terminate.

On February 24, 2010, following a public hearing, the California Department of Corporations certified that the terms and conditions of the offer and sale of the securities in the proposed Reorganization Plan were fair and were approved. In addition, a qualification by permit for the offer and sale of such securities was issued to Legacy Alliance.  On March 30, 2010, the Company mailed a notice of special meeting of shareholders to be held on April 20, 2010 along with a proxy statement for solicitation of shareholder approval of the Reorganization.

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

Discontinued operations, the current portion of deferred compensation payable, and payments towards capital lease liability of the prior year financial statements presented were reclassified for comparative purposes to conform to current year’s discontinued operations, deferred compensation payable, and capital lease liability in accordance with generally accepted accounting principles.

Management has evaluated subsequent events through the date the consolidated financial statements are issued. See note 15.

c.  Financial Condition and Liquidity

$849,000 of cash was provided by operations in 2009 and $8.8 million in 2008.  We used $6.2 million of cash in operations in 2007.  Though we generated net income of $2.2 million in 2009, we incurred consolidated net losses of $110,000 and $9.1 million in 2008 and 2007, respectively.  To mitigate possible cash shortfalls, we are currently in the process of obtaining shareholder approval to deregister as a public company in order to reduce costs associated with reporting obligations under the Securities and Exchange Act of 1934. The estimated direct and indirect cost savings would be approximately $453,000 per year, plus an additional $257,000 in annual costs relating to compliance with Section 404 of the Sarbanes-Oxley Act. In 2008, we lowered our cost structure by reducing our employee headcount, by repayment of debt, and by reducing the amount of office equipment leases.  In March 2008, we repaid the Washington National loan using the proceeds from the sale of partnership interests in Legacy TM, LP.  In May 2008, we sold our facility in Rome, Georgia and used a portion of the proceeds to repay the mortgage loan.  In October 2008, we liquidated a portion of our investment portfolio to repay the margin loans obtained from our investment broker.  All of these actions eliminated approximately $1.6 million of annual cash use for interest and principal payments in 2008.

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

In 2007 the Company and two of its subsidiaries, Legacy Financial Services Inc. (“Legacy Financial”) and Legacy Advisory Services Inc., completed the sale of Legacy Financial’s registered representatives and customer accounts, and the Company received $1 million of cash proceeds from that sale on September 28, 2007.  The cash proceeds from this sale were used to settle pending Legacy Financial matters.

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

e.  Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable for all periods presented approximates their respective carrying amounts because of the short maturity of these financial instruments. In addition, the Company’s trading investments reflect their respective fair value in accordance with Statement of Accounting Standards (“SFAS”) No. 157, which was primarily codified into ASC 820 – Fair Value Measurements. ASC 820 is based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  The fair value hierarchy established in ASC 820 prioritizes the inputs used in valuation techniques into three levels as follows:

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

As of December 31, 2009 trading securities valued at $3.1 million and a deferred compensation liability valued at $5.0 million were valued using level 1 inputs.

f.  Cash and Cash Equivalents

Cash and cash equivalents include marketable securities with an original maturity or remaining maturity of ninety days or less at the time of purchase.

g.  Investments

The Company’s investments are classified as trading securities and are carried at fair value in accordance with SFAS No. 157, which was primarily codified into ASC820 – Fair Value Measurements and Disclosures.  For trading securities, unrealized gains and losses are reported in Selling, general and administrative expenses.

Interest income is recognized when earned.  Realized gains and losses on sales of investments are recognized in the period sold using the specific identification method for determining cost.

h.  Accounts and Notes Receivable and Allowance for Doubtful Accounts

The Company regularly evaluates the collectability of its accounts and notes receivable. An allowance for doubtful accounts is maintained for estimated losses, and such losses have historically been minimal and within our expectations. The Company considers a number of factors when estimating losses, including the aging of a producer’s debt, creditworthiness of specific producer, historical trends and other information.

i.  Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization.  The Company capitalizes consulting fees and salaries and benefits for employees who are directly associated with the development of software for internal use when both of the following occur: (i) the preliminary project stage is completed and therefore the project is in the application development stage and (ii) management authorizes and commits to funding a software project and it is probable that the project will be completed and the software will be used to perform the function desired.

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

j.  Impairment of Long-Lived Assets

In accordance with Statement of Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which was primarily codified into ASC360 – Property, Plant, and Equipment, the Company reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Measurement of the impairment of long-lived assets is based upon management’s estimate of undiscounted future cash flows.  The Company periodically reviews capitalized internal use software and product models/enhancements to determine if the carrying value is fully recoverable.  If there are future cash flows directly related to the software or product models/enhancements or the business unit of which it is a part, as applicable, we record an impairment loss when the present value of the future cash flows is less than the carrying value.  If software, or components of software, or product models/enhancements in development are abandoned, the Company takes a charge to write off the capitalized amount in the period the decision is made to abandon it.

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

l.  Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which was primarily codified into ASC815 – Hedging and Derivatives.  ASC815 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability.  For derivatives designated as cash flow hedges, changes in fair value of the derivative are reported as other comprehensive income and are subsequently reclassified into earnings when the hedged transaction affects earnings.  Changes in fair value of derivative instruments not considered hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

m.  Income Taxes

The Company provides deferred taxes based on the enacted tax rates in effect on the dates temporary differences between the book and the tax bases of assets and liabilities reverse.

n.  Payment of Sales Commissions

Under the terms of  Legacy's marketing agreements with each carrier, they provide that for the sales of insurance policies placed in-force, Legacy is paid a marketing allowance and commission override based on the premium amount of the underlying policy.  Legacy is also responsible for facilitating payment of commissions from the carrier to the producer who sold the policy.  Each producer is an independent contractor of Legacy and must be appointed with the carrier in order to receive such commission.  Because Legacy’s role is to serve as an agent for the commission payment processing and to maintain a liability for any unpaid sales commissions, the Company pays the commissions to its producers but records the revenue based on the net amount retained. The Company paid out approximately $59,506,000, $32,943,000, and $36,606,000 in sales commissions to its producers for the periods 2009, 2008, and 2007, respectively. This information is not captured as revenue or expense but is recorded net under the guidance provided by EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which was primarily codified into ASC605 – Revenue Recognition

o.  Stock Options

The Company measures and recognizes stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” which was primarily codified into ASC718 – Compensation – Stock Compensation.  ASC718 requires compensation expense related to share-based payment transactions, measured at the grant date fair value, to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  The Company issues new shares of common stock upon the exercise of stock options.

p.  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which was primarily codified into ASC 820 – Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Effective January 1, 2008, the Company adopted the provisions of ASC 820, for our financial assets and liabilities.  The adoption of this portion of ASC 820 did not have any effect on our financial position or results of operations and we do not expect the adoption of the provisions of ASC 820 related to non-financial assets and liabilities to have an effect on our financial position or results of operations

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which was primarily codified into ASC 825 – Financial Instruments. This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  ASC 825 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company adopted of ASC 825 as of January 1, 2008 and it did not have a material effect on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which was primarily codified into ASC 805 – Business Combinations. . This Statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  This statement is effective for us beginning January 1, 2009.  The Company expects the adoption of ASC 805 to have a material impact on future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which was primarily codified into ASC 810 - Consolidation.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  Adoption of ASC 810 is not expected to have a material effect on our results of operations and financial condition.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into ASC 105 – Generally Accepted Accounting Principles.  The statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principle.  Adoption of ASC 105 did not have a material effect on our results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of SFAS No. 60, Accounting and Reporting by Insurance Enterprises, which was primarily codified into ASC 944 – Financial Services - Insurance.  The statement helps resolve diversity resulting in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred.  In addition, the Statement clarifies the financial reporting requirements under SFAS No. 60 of financial guarantee insurance contracts for better comparability.  This Statement is effective for financial statements issued for fiscal years beginning after December 31, 2008.  Adoption of ASC 944 did not have a material effect on our results of operations and financial condition.

In April 2008, the FASB Staff Position (FSP) issued FAS No. 142-3 Determination of the Useful Life of Intangible Assets, which was primarily codified into ASC 350 – Intangibles – Goodwill and Other, to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 805 – Business Combinations, and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years with early adoption prohibited.  Adoption of ASC 350 did not have a material effect on our results of operations and financial condition.

In May 2009, The FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into Topic 855 – Subsequent Events in the ASC. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It alerts all users of financial statements that an entity has not evaluated subsequent events after that date in the set of interim and annual financial statements being presented. This standard is effective for interim or annual periods ending after June 15, 2009. Therefore, we have performed an evaluation of subsequent events through the date the financial statements are issued. Our adoption of ASC 855 did not have a material effect on our results of operations and financial condition.

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

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets under Topic 860 – Transfers and Servicing in the ASC. The update provides additional accounting and reporting standards for the transfers and servicing of financial assets and servicing rights by establishing additional criteria to determine if there is any continuing involvement with either the assets transferred or with the transferee. Some of the examples given in ASU 2009-16 of continuing involvement with the transferred financial assets are (a) servicing arrangements, (b) recourse arrangements, (c) guarantee arrangements, (d) purchase or redemption arrangements, (e) options written or held, (f) derivative financial instruments that are entered into contemporaneously with, or in contemplation of, the transfer, (g) arrangements to provide financial support, (h) pledges of collateral, and (i) the transferor’s beneficial interest in the transferred asset. Since the transfer of financial assets with continuing interests raises issues regarding whether the transfers should be considered sales (of all or part) or secured borrowings, the ASU 2009-16 establishes standards for resolving those issues. We have reviewed ASU 2009-16 and determined that the sale of partnership interest did not meet the criteria for any continuing involvement and thus, did not have a material effect on our results of operations.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements under Topic 820 – Fair Value Measurements and Disclosures. This update provides amendments to Subtopic 820-10 that requires new disclosures as follows:

1.

Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.

Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

In addition, ASU 2010-06 clarifies existing disclosures as follows:

1.

Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.

Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. We do not expect the adoption of this update to have any material effect on our financials.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements under Topic 855 – Subsequent Events. The update provides amendments as follows:

1.

An entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.

The glossary of Topic 855 is amended to include the definition of SEC filer. An SEC filer is an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section. It does not include an entity that is not otherwise an SEC filer whose financial statements are included in a submission by another SEC filer.

3.

An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements.

4.

The glossary of Topic 855 is amended to remove the definition of public entity. The definition of a public entity in Topic 855 was used to determine the date through which subsequent events should be evaluated. Based on the amendments, that definition is no longer necessary for purposes of Topic 855.

5.

The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

ASU 2010-09 is effective upon issuance of the update. The adoption of this update did not have any material effect on our financials.

2.  Discontinued Operations

On May 31, 2007, Regan Holding and two of its subsidiaries, Legacy Financial and Legacy Advisory Services Inc., entered into an agreement with Multi-Financial Securities Corporation whereby Legacy Financial transferred its registered representatives and customer accounts to Multi-Financial Securities Corporation.  Under the agreement, on September 28, 2007, Multi-Financial Securities Corporation paid Legacy Financial Services $1 million (11.5%) of the aggregate gross dealer concessions earned at Legacy Financial Services between May 1, 2006, and April 30, 2007, by those transferred representatives who were, as of the measurement date (as defined in the agreement), registered with Multi-Financial Securities Corporation and in good standing with the FINRA.  In addition, on each of the first four anniversary dates of the measurement date, subject to certain conditions, Multi-Financial Securities Corporation is obligated to pay Legacy Financial Services an amount representing up to four and a half percent (4.5%) of each transferred representative’s aggregate gross dealer concessions earned with Multi-Financial Securities Corporation during the one year period prior to such anniversary date.  At December 31, 2008, Legacy Financial did not meet the specified terms in order to receive a second payment from Multi-Financial Securities Corporation and did not receive any payments related to this agreement as of December 31, 2009.

The Company recognized a $1 million gain on the transfer of Legacy Financial’s registered representatives and customer accounts to Multi-Financial Securities Corporation in 2007, and as a result Legacy Financial had net income of $133,000 for the twelve months ended December 31, 2007.  Legacy Financial’s results are being reported as discontinued operations.  On our consolidated balance sheet, Legacy Financial’s assets consist of $166,000 in prepaid expenses and $183,000 in accounts receivable as of December 31, 2009 and $294,000 in prepaid expenses as of December 31, 2008.  Legacy Financial’s liabilities consist of  $213,000 in accrued liabilities and $115,000 in accounts payable as of December 31, 2009 and $291,000 in accrued liabilities and $75,000 in accounts payable as of December 31, 2008.

On January 25, 2007, prospectdigital LLC (“prospectdigital”), an indirect wholly owned subsidiary of the Company, sold certain of its assets, which primarily included fixed assets and other miscellaneous operating assets, to PD Holdings LLC (“PD Holdings”).  In addition, PD Holdings agreed to assume certain liabilities of prospectdigital.  The action was taken in a continuing effort to reduce our operating expenses, as prospectdigital continued to sustain losses through the date of sale. Prospectdigital is being reported as a discontinued operation for the twelve months ended December 31, 2009 and 2008.  On our consolidated balance sheet, prospectdigital’s assets consist of $29,000 in accounts receivable as of December 31, 2009 and $28,000 in accounts receivable as of December 31, 2008.  Prospectdigital’s liabilities consist of $23,000 in accrued liabilities as of December 31, 2009 and $32,000 in accrued liabilities as of December 31, 2008.  We incurred an $189,000 loss on the sale of prospectdigital’s assets in 2007.

Lynda Pitts, Chief Executive Officer, and R. Preston Pitts, President, Chief Operating Officer, Chief Financial Officer and Secretary of the Company, are the primary owners of PD Holdings.  In connection with the sale, the Company also entered into a service agreement with PD Holdings, pursuant to which subsidiaries of the Company provide certain administrative services to PD Holdings, for a fee equal to the cost of the services provided.

Prospectdigital received $116,000 in consideration of the sale, which was greater than the estimated fair value of the assets of prospectdigital being sold, as determined by a third-party independent valuation.  The amount of consideration was approved by the Board of Directors of the Company.

In January 2006, the Company decided to discontinue the operations of Values Financial Network (“VFN”).  The Company incurred insignificant costs in connection with exiting the operations. As of December 31, 2009, VFN was dissolved.

3.  Fixed Assets

	December 31,
	2009	2008
Computer hardware and purchased software	$ 2,606,000	$ 2,638,000
Internal use software development costs	15,329,000	15,236,000
Leasehold improvements	1,161,000	1,161,000
Capital leases	250,000	166,000
Furniture and equipment	990,000	953,000
	20,336,000	20,154,000
Accumulated depreciation and amortization	(19,832,000)	(18,499,000)
Total	$ 504,000	$ 1,655,000

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

Throughout 2009, the Company retired $109,000 in unused hardware and purchased $40,000 in new computer hardware. Other changes in our fixed assets resulted in the addition of $37,000 in computer hardware and $35,000 in equipment that we acquired at the end of a lease, both of which have been fully recognized in accumulated depreciation, and the addition of $84,000 in equipment captured as capital leases, of which $15,000 has been depreciated as of December 31, 2009 and recognized in depreciation expense for 2009.  Total accumulated depreciation for all capital lease assets as of December 31, 2009 and 2008 was $50,000 and $15,000, respectively.

4.  Accounts Payable and Accrued Liabilities

	December 31,
	2009	2008
Accrued compensation	$730,000	$528,000
Reserve for medical benefits	-	207,000
Accrued sales incentive programs	1,123,000	1,020,000
Payable to insurance carrier	86,000	201,000
Commissions payable	872,000	625,000
Deferred revenue	-	385,000
Accounts payable	595,000	526,000
Miscellaneous accrued expenses	309,000	316,000
Total	$3,715,000	$3,808,000

5.  Notes and Other Borrowings

On June 19, 2009, the Company entered into a Promissory Note with an unrelated third-party for $561,000. The note is secured by certain asset-based trail commissions and interest on the unpaid principal accrues daily at a rate of 7% per annum with payments of principal to be made in installments. As of December 31, 2009, the net balance of the note is $309,000 with the remaining installment of $75,000 paid on January 15, 2010. The unpaid balance, plus $5,000 in accrued interest, of approximately $239,000 is due on April 15, 2010.

On September 8, 2008, the Company entered into a Line of Credit Promissory Note with Lynda Pitts, Chief Executive Officer and Preston Pitts, Chief Operating Officer, Chief Financial Officer and Secretary of the Company of which $225,000 has been advanced.  Interest on the unpaid principal accrues monthly at a rate of 6% per annum.  Principal and interest are due upon demand.  On June 30, 2009, the note plus accrued interest was paid in full.

On March 26, 2008, the Company’s subsidiary, Legacy Marketing Group (“LMG”), entered into a sale and assignment agreement to sell and assign all rights, title and interest in certain asset based trail commissions to Legacy TM, a limited partnership (the “Partnership”), for a Class A limited partnership interest in the Partnership and $6.5 million.  LMG’s Class A limited partnership interest is unencumbered.  The transaction closed on March 26, 2008.  Through the Class A limited partnership interest, LMG received for a one-year period a 33.33% beneficial interest in the proceeds from the trail commissions on the policies existing on the closing date, and in perpetuity a 100% interest in the proceeds from trail commissions earned on new policies placed in force after the closing date.  The trail commission revenue is recorded into income when it has been received.  Simultaneously with the sale of the Class A limited partnership interest, the Partnership sold to Lynda L. Pitts and R. Preston Pitts the Class B limited partnership interest in exchange for the guarantee of $6.5 million in debt that the Partnership incurred to acquire the trail commissions.  The holders of the Class B limited partnership interest received for a one-year period a 66.66% interest in the proceeds of the trail commissions on existing policies as of the closing date, and thereafter became entitled to receive a 100% interest in the proceeds from such assigned trail commissions.  Lynda L. Pitts, Chief Executive Officer, and R. Preston Pitts, President, Chief Operating Officer and Chief Financial Officer of the Company, each of whom is also a director of the Company, are the general partners of the Partnership and together own all of the Class B interests in the Partnership.  As a part of the agreement, LMG was not obligated to repurchase or require the Partnership to return the asset under any conditions.

LMG received $6.5 million in cash for its Class B interest from the Partnership.  To accomplish the cash settlement, the Partnership and its general partners, Lynda Pitts, Chief Executive Officer and R. Preston Pitts, President, Chief Operations Officer and Chief Financial Officer, each of whom is a director of the Company, pledged the Class B interest in order to obtain funds to finance the transaction.  The Partnership executed a loan agreement, promissory note and commercial pledge agreement to which LMG was not a party and in which it asserted no conditions.  The general partners, Lynda Pitts and R. Preston Pitts who are partners in the Class B partnership each executed a commercial pledge agreement of their Legacy TM partnership interests and other assets as a condition for funding.  LMG was not a party and asserted no conditions in regard to the pledge agreements.   LMG not only confirmed that it had no interest in the Class B interest, but it also confirmed the Partnership and the Pittses had the right to pledge the Class B interest.

The business purpose of the retention of the Class A interest through Legacy TM is because we had to do a general assignment of the rights and title of all asset-based trail commissions in accordance with each carrier agreement rather than a limited or restricted assignment.  Consequently, the future rights to the trail commissions associated to the policies in force after the sale date (March 26, 2008) were allocated to the Class A interest and ultimately inure to LMG.

Any trail commissions that might be received on policies placed in force after the sale date of March 26, 2008, which were specifically excluded from the loan transaction from the Bank, are allocated to the Class A partnership interest. This interest was not pledged as collateral for the Legacy TM loan. The Pittses have no financial interest in the Class A partnership and likewise, the Class A partnership was not pledged as collateral for the loan.

The loan between Legacy TM and the Bank of Marin (“Bank”) is a term loan with a fixed interest rate of 8% per annum. The term is five years and scheduled payments are due monthly. The Pittses had to make personal guarantees which included using their personal real estate (“other assets”) as a part of that guarantee. The Pittses, not LMG, are individually responsible for the obligation.

As a limited partner, LMG has no liability for the debits of the Partnership.  The contractual language also clarifies the Pitts’ role as general partners:

“The general partner will have exclusive management and control of the business partnership, and all decisions regarding the management and affairs of the partnership will be made by the general partner.  The general partner will have all the rights and powers of general partners as provided in the [California Revised Limited Partnership] Act and as otherwise provided by law.”

Based on the structure of the transaction and contractual language, the Company accounted for the transaction as a sale according with the guidance of SFAS No. 140, Accounting for Transfers of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125,which was primarily codified in ASC860 – Transfers and Servicing, EITF 88-18, Sales of Future Revenues, which was primarily codified in ASC605 – Revenue Recognition, and FASB Statement No. 77, Reporting by Transferors for Transfers of Receivables with Recourse, which was primarily codified in ASC860 – Transfers and Servicing.

The annuity products, as defined in the Sale of a Partnership Interest & Assignment of Asset Based Trail Commissions agreement, were certain fixed annuity products sold by LMG on behalf of American National Insurance Company, OM Financial Life Insurance Company/Americom Life, Transamerica Life Insurance Company, IL Annuity and Insurance Company, and Investors Insurance Corporation where LMG, in accordance with each carrier’s marketing agreement, would earn monthly a specified number of basis points on each annuity’s cash value for as long as each annuity remained in-force.  At the time of closing, we valued over 65,000 fixed annuity products that were in-force as of that date and had a trail commission due to LMG.  The rights to the trail commissions with respect to policies that were terminated prior to the closing date were not transferred to the partnership as there would have been no continuing value.

In determining the $6.5 million value for the Class B interest, we contracted an outside consultant to perform financial projections based on policies placed in-force as of December 31, 2007 for those carriers listed above and applied certain key assumptions such as lapse rates, growth rates for accumulation values, rates of partial withdrawal, mortality rates, discount rates, and age of policies.  This resulted in the seller and the purchaser agreeing upon $6.5 million as a fair price for the sale of the Class B interest.

LMG will receive through the Class A partnership interest, on any policies placed in force after March 26, 2008, 100% of the proceeds from the trail commissions.  For the period ending December 31, 2009 and 2008, LMG received approximately $43,000 and $4,000, respectively, in trail commissions for these policies.  The Class A interest is not expected to have a significant impact on our future operating results.

A special committee of the Board of Directors of the Company comprising the independent directors, Ute Scott-Smith, J. Daniel Speight, Jr. and Donald Ratajczak, approved the amount of consideration.  In connection with the committee’s deliberations the Company obtained a fairness opinion from an independent third party stating that the total value of the transaction to the Company was within an acceptable range of estimated fair values of the future trail commission cash flows.  A portion of the proceeds was used to pay the $6 million note payable, plus accrued interest, to Washington National Insurance Company and interest accrued thereon.  The remainder of the proceeds was available for general corporate purposes.

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

In 2007, the Company obtained margin loans from its investment broker for general corporate purposes.  The loans bear interest at the lender’s base lending rate plus a surcharge based on the amount of the loans (8.5% at December 31, 2007), and are collateralized by the Company’s investment portfolio.  As there was no stated maturity date the Company had included the entire balance of $3.9 million as of December 31, 2007, in the current portion of notes payable and other borrowings. On October 9, 2008, the Company liquidated its investment portfolio for $5.4 million.  The proceeds were used to repay the loans from its investment broker, the outstanding balance of which was $4.3 million.

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

Notes and other borrowings at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Current portion of notes payable and other borrowings
Short-term borrowing	$309,000	$-
Line of Credit	-	230,000
Total current portion of notes payable and other borrowings	309,000	230,000

Total notes and loans payable	$309,000	$230,000

6.  Deferred Compensation Payable

The Company sponsors a qualified defined contribution 401(k) plan, which is available to all employees.  The 401(k) plan allows employees to defer, on a pre-tax basis, up to 70% of their annual compensation as contributions to the 401(k) plan, subject to a maximum of $16,500 and catch-up contributions of $5,500.  The Company typically matches 50% of each employee’s contributions up to 6% of their annual compensation.  The Company’s matching contributions were $120,000, $134,000, and $223,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

The Company also sponsors a non-qualified tax deferred compensation plan, which is available to certain employees who, because of Internal Revenue Code limitations, are prohibited from contributing the maximum percentage of salary to the 401(k) Plan.  Under this deferred compensation plan, certain employees may defer, on a pre-tax basis, a percentage of annual compensation, including bonuses.  The Company typically matches 50% of each employee’s contributions up to a maximum of 6% of annual compensation, less amounts already matched under the 401(k) plan.  Each year, Legacy evaluates the interest in Deferred Compensation Plan and the cost benefit of holding an open enrollment. In the last few years, participation in the plan has been low. As of November 1, 2008, the Company decided not to hold an open enrollment for participation in 2009. The Company did not make any matching contributions for the years ended December 31, 2009, 2008, and 2007.  As of December 31, 2009, cumulative investment gains (losses), including distributions, resulted in an ending balance of $404,000. As of December 31, 2008, employee contributions, including cumulative investment gains (losses) and distributions, resulted in an ending balance of $361,000.

The Company also sponsors a non-qualified tax deferred compensation plan under which producers who earn a minimum of $100,000 may defer, on a pre-tax basis, up to 50% of annual commissions.  In addition, the Company will match producer contributions for those producers who earn over $250,000 in annual commissions at rates ranging from 2% to 5% of amounts deferred, depending on the level of annual commissions earned.  Each year, Legacy evaluates the interest in Deferred Compensation Plan and the cost benefit of holding an open enrollment. In the last few years, participation in the plan has been low. As of November 1, 2008, the Company decided not to hold an open enrollment for participation in 2009. During the years ended December 31, 2009, 2008, and 2007, matching contributions related to the producer commission deferral plan were $0, $2,000, and $1,000, respectively.  As of December 31, 2009, cumulative investment gains (losses), including distributions, resulted in an ending balance of $4.6 million. As of December 31, 2008, Producer contributions and Company matching contributions, including cumulative investment gains and distributions, resulted in an ending balance of $5 million. The liability to the employee or producer is credited or charged based on indexes selected by the participant.

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

Both of the Company’s non-qualified deferred compensation plans follow the guidelines of the Internal Revenue Code 409A (“IRC 409A”).  In 2008, the IRS mandated that all companies offering such plans be in compliance with IRC 409A by December 31, 2008.  The Company has successfully complied with these requirements within the IRS’ established time frame.

7.  Sales Incentive Program

During 2009, 2008 and 2007, Legacy Marketing initiated sales incentive programs for its independent insurance producers and its top producers (“Wholesalers”), which granted bonuses to the producers and Wholesalers based upon their achievement of predetermined monthly sales targets. The Company recorded expense of $1.0 million during the year ended December 31, 2009, related to these programs, of which $353,000 was paid as of December 31, 2009.    The Company recorded expense of $642,000 during the year ended December 31, 2008, related to these programs, of which $321,000 was paid as of December 31, 2008.  The Company recorded expense of $1.0 million during the year ended December 31, 2007, related to these programs, of which $707,000 was paid as of December 31, 2007. The amounts expensed are included in selling, general and administrative expenses.

8.  Commitments and Contingencies

The Company leases office and warehouse premises and certain office equipment under non-cancelable operating leases.  Related rent expense of $1.2 million, $1.2 million, and $1.3 million, is included in occupancy costs for the years ended December 31, 2009, 2008, and 2007, respectively.  Total rentals for leases of equipment included in equipment expense were $93,000, $461,000, and $653,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

The Company’s future minimum annual lease commitments under all non-cancelable operating and capital leases as of December 31, 2009 are as follows:

	Year Ended December 31,	Operating Leases	Capital Leases
	2010	932,000	101,000
	2011	871,000	47,000
	2012	877,000	47,000
	2013	903,000	47,000
	Thereafter	1,733,000	41,000
Total minimum lease payments		$5,316,000	283,000
Less executory costs			(80,000)
Less amounts representing interest			(55,000)
Present value of minimum capital lease payments			148,000
Less current portion			(57,000)
Long-term portion			$91,000

Pursuant to the terms of our Amended and Restated Shareholder’s Agreement with Lynda L. Pitts, Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, upon the death of Mrs. Pitts, the Company would have the option (but not the obligation) to purchase from Mrs. Pitts’ estate all shares of common stock that were owned by Mrs. Pitts at the time of her death, or were transferred by her to one or more trusts prior to her death.  In addition, upon the death of Mrs. Pitts, her heirs would have the option (but not the obligation) to sell their inherited shares to the Company.  The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares.  As of December 31, 2009, the Company believes that 125% of the fair market value of the shares owned by Mrs. Pitts was equal to $562,000.  The Company has purchased life insurance coverage for the purpose of funding this potential obligation upon Mrs. Pitts’ death.

The Company is involved in various claims and legal proceedings arising in the ordinary course of business.  Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with legal counsel, that the ultimate disposition of these claims will not have a material adverse effect on our financial condition, cash flows or results of operations.

Under both of the Company’s employee and producer non-qualified deferred compensation plans, the Company pays out distributions that have come due for that year in accordance with the each of the deferred compensation participants’ irrevocable election: attainment age, termination, or the early of both.  In 2009, the Company paid out $1.3 million, which includes the amount that was converted into a note payable, and expects to pay out $549,000 in 2010.  However, the Company reserves the right to delay or suspend a payment that may jeopardize the Company’s financial condition, as outlined in the IRS regulation 401A.

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

	Series A		Series B		Total
	Redeemable Common		Redeemable Common		Redeemable Common
	Stock		Stock		Stock
	Shares	Carrying Amount	Shares	Carrying Amount	Shares	Carrying Amount
Balance January 1, 2007	2,566,000	4,209,000	550,000	1,688,000	3,116,000	5,897,000
Redemptions and retirement of common stock
Reduction to redemption value
Balance December 31, 2007	2,566,000	4,209,000	550,000	1,688,000	3,116,000	5,897,000
Redemptions and retirement of common stock
Reduction to redemption value
Balance December 31, 2008	2,566,000	4,209,000	550,000	1,688,000	3,116,000	5,897,000
Redemptions and retirement of common stock
Reduction to redemption value
Balance December 31, 2009	2,566,000	4,209,000	550,000	1,688,000	3,116,000	5,897,000

The Company did not redeem any common stock related to Series A redeemable common stock for the years ended December 31, 2009, 2008 and 2007.  Redeemable common stock is carried at the greater of the issuance value or the redemption value.

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

Producer Option Plan — Under the Regan Holding Corp. Producer Stock Option and Award Plan (the “Producer Option Plan”), the Company may grant to Legacy Marketing producers and Legacy Financial registered representatives shares of the Company’s common stock and non-qualified stock options (the “Producer Options”) to purchase the Company’s common stock.  A total of 12.5 million shares have been reserved for grant under the Producer Option Plan.  We did not grant any stock options in 2009, 2008 or 2007.  There were no shares of Series A common stock awarded to non-employees during 2009, 2008 and 2007.

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

The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes stock option valuation model.  The estimated fair value of employee stock option awards is amortized over the award’s vesting period on a straight-line basis.  There were no stock options awarded in 2009, 2008 or 2007.

Stock option activity under both plans was as follows:

		Total
		Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2006	4,302,000	1.37
Granted	-	-
Exercised	-	-
Forfeited	(1,064,000)	1.38

Outstanding at December 31, 2007	3,238,000	1.37
Granted	-	-
Exercised	-	-
Forfeited	(977,000)	1.23

Outstanding at December 31, 2008	2,261,000	1.43
Granted	-	-
Exercised	-	-
Forfeited	(374,000)	1.28

Outstanding at December 31, 2009	1,887,000	1.46

Exercisable at December 31, 2007	3,210,000	1.37
Exercisable at December 31, 2008	2,261,000	1.43
Exercisable at December 31, 2009	1,887,000	1.46

The following table summarizes information about stock options outstanding at December 31, 2009, under both plans:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of exercise prices	Shares	Contractual Life	Price	Shares	Price
$0.52-$0.68	30,000	6.34	$0.52	30,000	$0.52
$0.73-$1.03	253,000	5.81	$0.84	253,000	$0.84
$1.27-$1.27	0	0.00	$0.00	0	$0.00
$1.39-$1.39	0	0.00	$0.00	0	$0.00
$1.53-$1.55	1,062,000	0.33	$1.53	1,062,000	$1.53
$1.61-$1.61	114,000	0.94	$1.61	114,000	$1.61
$1.65-$1.69	428,000	2.80	$1.68	428,000	$1.68
	1,887,000	1.76	$1.46	1,887,000	$1.46

11.  Income Taxes

Deferred tax assets and liabilities are recognized as temporary differences between amounts reported in the financial statements and the future tax consequences attributable to those differences that are expected to be recovered or settled.

The income tax (benefit) provision attributable to our continuing and discontinued operations was as follows:

	For the Year Ended December 31,
	2009	2008	2007

Continuing operations	$285,000	$213,000	$5,000
Discontinued operations	(15,000)	(97,000)	5,000
Total	$270,000	$116,000	$10,000

The provision for (benefit from) federal and state income taxes from continuing operations consist of amounts currently payable (receivable) and amounts deferred, which for the periods indicated, are shown below:

	For the Year Ended December 31,
	2009	2008	2007

Current income taxes:
Federal	$32,000	$21,000	$-
State	253,000	192,000	5,000
Total current	285,000	213,000	5,000

Deferred income taxes:
Federal
State
Total deferred

Income tax provision (benefit)	$285,000	$213,000	$5,000

The Company’s deferred tax assets (liabilities) consist of the following:

	December 31,
	2009	2008

Producer stock option and stock awards	$ 27,000	$ 36,000
Producer deferred compensation	1,977,000	2,117,000
Accrued sales convention costs	94,000	-
Deferred gain on sale/leaseback of building	640,000	750,000
Federal net operating loss carryforward	6,680,000	7,601,000
Federal alternative minimum tax credit carryforward	246,000	214,000
State net operating loss carryforward, net of federal taxes	2,287,000	2,303,000
State alternative minimum tax credit carryforward,
net of federal taxes	177,000	178,000
Fixed assets depreciation	188,000
Other deferred tax assets, net of federal taxes	371,000	378,000
Subtotal deferred tax assets	12,687,000	13,577,000
Valuation allowance	(12,541,000)	(13,285,000)
Subtotal deferred tax assets after valuation allowance	146,000	292,000

Fixed assets depreciation	(146,000)	(292,000)
Unrealized gains		-
Subtotal deferred tax liabilities	(146,000)	(292,000)

Deferred tax assets, net	$ -	$ -

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will, or will not, be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.  Due to cumulative losses in recent years, management established a valuation allowance of $12.5 million as of December 31, 2009.  This represents a net increase (decrease) in the valuation allowance on deferred tax assets of ($744,000) and $66,000 in 2009 and 2008, respectively.

The income tax provision (benefit) in 2009, 2008 and 2007 differed from the amounts computed by applying the statutory federal income tax rate of 34% to pretax income (loss) as a result of the following:

	For the Year Ended December 31,
	2009	2008	2007

Federal income tax benefit at statutory rate (34%)	880,000	238,000	(3,177,000)
Increase (reductions) in income taxes resulting from:
State franchise taxes, net of federal income tax benefit	167,000	126,000	3,000
Expired producer stock options unexercised	8,000	30,000	28,000
Valuation allowance for remaining producer stock options	(7,000)	(27,000)	(25,000)
Valuation allowance for federal net operating loss carryforward
and other temporary differences	(823,000)	(245,000)	3,032,000
Settlement of prior years’ federal income taxes			-
Valuation allowance for federal alternative minimum tax credit
Carryforward	49,000	22,000	-
Intercompany adjustments for discontinued operations	30,000	74,000	137,000
Other	(19,000)	(5,000)	7,000
Income tax provision (benefit)	285,000	213,000	5,000

As of December 31, 2009, the Company had federal and primary state net operating loss carryforwards of $19.6 million and $40.1 million, respectively.  On December 31, 2025, 2026 and 2027, $1.2 million, $12.1 million and $6.3 million, respectively, of the federal net operating losses will expire.  On December 31, 2014, $4.9 million of the state net operating losses will begin to expire.  The Company also has federal and state alternative minimum tax credit carryforwards of $246,000 and $268,000, respectively.  These credits do not have an expiration date.  Federal and state tax valuation allowances have been established for all of the federal and state net operating loss carryforwards and the federal and state tax credit carryforwards.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which was primarily codified into ASC740-10 – Income Taxes.  This interpretation creates a two step approach for evaluation of uncertain tax positions.  Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination.  Measurement (step two) determines the highest amount of benefit that more likely than not will be realized upon settlement.  The Company recognizes interest and penalties on any unrecognized tax benefits as a component of income tax expense and these amounts are insignificant for all periods presented. The Company has not had an unrecognized tax benefit balance and for federal income tax purposes, the statute of limitations is open for tax years 2006 through 2009.  The adoption of ASC740-10 did not have a significant impact on the Company’s financial condition or results of operations.

Analysis of Other Deferred Tax Assets	2009	2008

Contributions Carryforward	0	0
Reserve for Bad Debts – Notes Receivable	0	8,000
Reserve for Free Look period	8,000	8,000
Reserve for Bad Debts - Agents	54,000	37,000
Development Costs – Additional Sec. 174(a)	(16,000)	0
Foreign Tax Credit Carryforward	11,000	11,000
Research Tax Credit Carryforward	4,000	4,000
Georgia Jobs Tax Credit Carryforward, net of federal taxes	100,000	100,000
Vacation pay	210,000	210,000
Income tax provision (benefit)	$371,000	$378,000

Income Taxes – Discontinued Operations

In accordance with ASC 740, the remaining portion of income tax expense (benefit) for the periods presented after the allocation to continuing operations has been made is attributed to discontinued operations. A supplemental schedule is provided below reconciling the income tax expense (benefit) differences in 2009, 2008, and 2007 for discontinued operations from the statutory federal income tax rate.

The income tax provision (benefit) in 2009, 2008, and 2007 for discontinued operations differed from the amounts computed by applying the statutory federal income tax rate of 34% to pretax income (loss) as a result of the following:

	For the Year Ended December 31,
	2009	2008	2007

Federal income tax expense (benefit) at statutory rate (34%)- Discontinued Operations	(28,000)	(236,000)	102,000
Increase (reductions) in income taxes resulting from:
State franchise taxes, net of federal income tax benefit	(9,000)	(65,000)	3,000
Increase (decrease) in valuation allowance for federal net operating loss carryforward and other temporary differences	52,000	278,000	37,000
Intercompany adjustments (facility fees)	(30,000)	(74,000)	(137,000)
Other	-	-	-
Income tax provision (benefit) – Discontinued Operations	(15,000)	(97,000)	5,000

Under the intraperiod tax allocation requirements, the income tax provisions for the periods presented were allocated first to continuing operations with the remainder to discontinued operations. The consolidated income tax provision (benefit) is computed separately for each member of the consolidated group on a separate company return basis. Accordingly, all net operating loss carryforwards, temporary differences and valuation allowances in deferred taxes are accounted for on a separate company return basis. The intercompany adjustments (netting to zero) represent primarily the facility fees charged to Legacy Financial Services, Inc., a discontinued operation, by continuing operation members but eliminated in consolidation. For income tax purposes, the facility fees are not eliminated and are properly reflected by each respective member of the consolidated group. In 2009 and 2008, federal tax benefits of $823,000 and $245,000, respectively, relate to decreases in the federal valuation allowances for continuing operations. These decreases in the federal valuation allowances were due primarily to the utilization of prior year net operating loss carryforwards from continuing operations. 2009 and 2008 federal tax expense of $52,000 and $278,000, respectively, represents increases in the federal valuation allowances for discontinued operations. The increases in the federal valuation allowances were due primarily to the increases in the net operating loss carryforwards caused by the generation of additional 2009 and 2008 net operating losses by discontinued operations that were not utilized.

12.  Loss per Share

The basic and diluted income (loss) per share calculations are based on the weighted average number of common shares outstanding including shares of redeemable common stock.

For the Year Ended
	December 31,
	2009	2008	2007

Income (loss) from continuing operations	$2,304,000	$488,000	$(9,349,000)
Loss from discontinued operation	(67,000)	(598,000)	294,000
Net Income (loss)	2,237,000	(110,000)	(9,055,000)

Weighted average shares used to compute basic and diluted net income (loss) per share amounts:	24,076,000	24,076,000	24,076,000
Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$0.10	$0.02	$(0.39)
Net Income (loss)	$0.09	$(0.00)	$(0.38)

Outstanding options to purchase 1.9 million, 2.3 million, and 3.2 million shares of the Company’s common stock on December 31, 2009, 2008 and 2007, respectively, were excluded from the computation of diluted net income (loss) per share for those periods, as the effect would have been antidilutive.

13.  Concentration of Risk

In 2009, Legacy Marketing sold and marketed its products primarily on behalf of four unaffiliated insurance carriers: Investors Insurance, Washington National, American National, and OM Financial (Americom).  The agreements with those carriers generated a significant portion of the Company’s total consolidated revenue of $18.4 million:

	2009	2008	2007
Investors Insurance	54%	26%	7%
Washington National	6%	14%	26%
American National	12%	12%	21%
OM Financial (Americom)	10%	10%	9%

Legacy Marketing’s revenues are derived primarily from sales and marketing of the following fixed annuity product series:

	2009	2008	2007
PremierMark(SM) series (Investors Insurance)	36%	22%	5%
RewardMark(SM) series (Washington National)	6%	14%	26%
BenchMark(SM) series (American National)	11%	11%	19%
AmeriMark Freedom (SM) series (OM Financial)	10%	10%	9%

Effective October 17, 2007, Legacy Marketing entered into an agreement and strategic alliance with a subsidiary of Perot Systems, whereby Legacy Marketing agreed to transfer its third party administration services function and the employees who provide these services to Perot Systems in exchange for Perot Systems’ assumption of such administrative service functions.  Perot Systems will also become the exclusive provider of administrative services for Legacy Marketing’s future portfolio of annuity products.  Pursuant to this arrangement, the Company had a $21,172 and $0 payable to Perot Systems at December 31, 2008 and 2009, respectively.  In the twelve months ended December 31, 2007, Legacy Marketing received approximately $5.3 million, in gross revenue under the administrative agreements with carriers. The impact of the termination of our administrative services, based on the revenue earned and expenses incurred in 2007, reduced the Company’s revenue and expenses for 2009 by approximately $3.2 million and $4.8 million, respectively, and for 2008 by approximately $2.4 million and $4 million, respectively. The termination of administrative agreements does not affect the commissions earned by Legacy Marketing on additional premiums received or assets under management with respect to the underlying insurance contracts.

14.  Sale/Leaseback of Office Building

On November 18, 2005, the Company sold its office buildings in Petaluma, California for $12.8 million.  Proceeds from the sale of the buildings were used to repay the mortgage on the properties, the outstanding balance of which was $7.0 million, and the remainder of the proceeds was allocated to working capital.  The Company and the third party buyer (the “Buyer”) further agreed to enter into a ten year lease agreement, concurrently with the sale of the buildings, whereby the Company leased back 71,612 square feet through March 14, 2007, and will continue to lease back 47,612 square feet for the remainder of the lease term.  The monthly base rent was $1.37 per square foot in 2009 and $1.33 per square foot in 2008 and will increase annually by three percent during the term of the lease, in addition to monthly taxes and operating expenses. Pursuant to the terms of the lease, the Company paid the Buyer a security deposit of $1.0 million and advance rent of $980,000.  The advance rent was utilized to pay the monthly base rent, monthly taxes and operating expenses during the first nine months of the lease term.  The security deposit will be reduced if the Company meets certain profitability criteria as specified in the lease agreement.

15.  Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet through the date, the consolidated financial statements are issued.

Management is currently pursuing a going private transaction in order to realize significant cost savings resulting from the termination of our current reporting obligations under the Securities Exchange Act of 1934, as amended, which will be achieved by reducing the total number of record holders of Regan Common Stock to below 300.

On February 24, 2010, a hearing was held before the California Department of Corporations, as requested by the Company and The Legacy Alliance Inc. (“Legacy Alliance”) to rule on the fairness of the terms and conditions of the offer and sale of securities outlined in the Agreement and Plan of Merger, dated December 1, 2009, between Regan and Legacy Alliance, as amended by the First Amendment to the Agreement and Plan of Merger, dated January 29, 2010 (as amended, the “Merger Agreement”).  Pursuant to the Merger Agreement, if shareholder approval is obtained, the Company intends to merge with a Delaware corporation, Legacy Alliance, with Legacy Alliance surviving the merger (the “Reorganization”).

Under the terms of the Merger Agreement, any shareholder who is the record holder of less than 4,500 shares of Regan Series A Common Stock and/or Regan Series B Common Stock (together, “Regan Common Stock”) will receive $0.10 in cash in exchange for each share of Regan Common Stock that he or she owns, and any shareholder who is the record holder of 4,500 or more shares of Regan Common Stock will receive one share of Legacy Alliance common stock (“Legacy Alliance Common Stock”) for each block of 4,500 shares of Regan Common Stock that he or she owns and $0.10 in cash per share for any remaining shares of Regan Common Stock in lieu of any fractional shares of Legacy Alliance Common Stock.  All stock options or other rights to acquire shares of Regan Common Stock held by Regan shareholders prior to the effective time of the Reorganization, including any that are unvested, will be vested pursuant to the terms of the Merger Agreement and if unexercised prior to the effective time of the Reorganization, will terminate.

Effective February 24, 2010, the California Department of Corporations ruled that the terms and conditions of the offer and sale of the securities in the proposed Reorganization Plan were fair and were approved. As a result, a qualification by permit was issued to Legacy Alliance.  The permit allows the securities to be issued by Legacy Alliance in connection with the Reorganization to be exempt from registration under the Securities Act of 1933, as amended.

On March 30, 2010, the Company mailed out a notice of special meeting of shareholders to be held on April 20, 2010 along with a proxy statement for solicitation of shareholder approval of the Reorganization.

Additional Information and Where to Find It

In connection with the Reorganization, Regan has filed on March 29, 2010 with the SEC a proxy statement on Schedule 14A for solicitation of shareholder approval of the Reorganization.  Since the Reorganization will constitute a “going-private” transaction under Rule 13e-3 of the Exchange Act, Regan has filed on March 29, 2010 with the SEC a Rule 13e-3 Transaction Statement on Schedule 13E-3.  Before making any voting or investment decision with respect to the Reorganization, investors and shareholders of Regan are urged to read the proxy statement and any other relevant documents carefully once they are received because they will contain important information about Regan, Legacy Alliance and the proposed Reorganization.  Investors and shareholders may obtain free copies of these documents through the SEC’s web site at www.sec.gov.  In addition, copies will be available free of charge by submitting a written request to R. Preston Pitts, President, at 2090 Marina Avenue, Petaluma, California 94954.

Supplementary Data

Quarterly Financial Information (Unaudited)

The following table sets forth our unaudited quarterly summary consolidated statements of operations for each of the quarters for the years ended December 31, 2009 and 2008. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited consolidated financial statements. This data should be read in conjunction with our consolidated financial statements and related notes. These operating results may not be indicative of results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2009
Total revenue	$ 4,196,000	$ 5,893,000	$ 5,026,000	$ 3,307,000	$ 18,422,000
Operating income (loss)	$ 822,000	$ 1,311,000	$ 1,109,000	$ (660,000)	$ 2,582,000
Net income (loss)	$ 716,000	$ 1,129,000	$ 898,000	$ (506,000)	$ 2,237,000
Basic and diluted earnings per share:
Net income (loss)	0.03	0.05	0.04	(0.02)	0.09

2008
Total revenue	$ 10,010, 000	$ 2,820,000	$ 3,065,000	$ 3,245,000	$ 19,140,000
Operating income (loss)	$ 4,700,000	$ (2,252,000)	$ (1,489,000)	$ (155,000)	$ 804,000
Net income (loss)	$ 4,149,000	$ (2,195,000)	$ (1,567,000)	$ (497,000)	$ (110,000)
Basic and diluted earnings per share:
Net income (loss)	0.17	(0.09)	(0.07)	(0.02)	(0.00)

Schedule II - Valuation and Qualifying Accounts

		Additions	Deductions
	Balance at	charged to	charged to	Balance
	beginning	costs and	costs and	at end of
	of period	expenses	expenses	period
2009
Allowance for uncollectible accounts	$ 20,000	$ 40,000	$ (20,000)	$ 40,000
State net operating loss carryforward
valuation allowance	$ 2,725,000	$ 5,000	$ -	$ 2,730,000
State alternative minimum tax credit
carryforward valuation allowance	$ 178,000	$ 1,000	$ (2,000)	$ 177,000
Producer stock option deferred tax
valuation allowance	$ 33,000	$ -	$ (8,000)	$ 25,000
Federal net operating loss carryforward
valuation allowance	$ 10,020,000	$ -	$ (771,000)	$ 9,249,000
Federal alternative minimum tax credit
carryforward valuation allowance	$ 214,000	$ 43,000	$ (11,000)	$ 246,000
Other	$ 115,000	$ 2,000	$ (3,000)	$ 114,000
2008
Allowance for uncollectible accounts	$ 382,000	$ 126,000	$ (488,000)	$ 20,000
State net operating loss carryforward
valuation allowance	$ 2,682,000	$ 60,000	$ (17,000)	$ 2,725,000
State alternative minimum tax credit
carryforward valuation allowance	$ 181,000		$ (3,000)	$ 178,000
Producer stock option deferred tax
valuation allowance	$ 65,000		$ (32,000)	$ 33,000
Federal net operating loss carryforward	$ -
valuation allowance	$ 9,987,000	$ 402,000	$ (369,000)	$ 10,020,000
Federal alternative minimum tax credit
carryforward valuation allowance	$ 192,000	$ 22,000		$ 214,000
Other	$ 112,000	$ 3,000		$ 115,000

2007
Allowance for uncollectible accounts	$ 389,000	$ 29,000	$ (36,000)	$ 382,000
State net operating loss carryforward
valuation allowance	$ 2,332,000	$ 491,000	$ (141,000)	$ 2,682,000
State alternative minimum tax credit
carryforward valuation allowance	$ 181,000	-	-	$ 181,000
Producer stock option deferred tax
valuation allowance	$ 95,000	-	$ (30,000)	$ 65,000
Federal net operating loss carryforward
valuation allowance	$ 6,917,000	$ 3,069,000	$ -	$ 9,986,000
Federal alternative minimum tax credit
carryforward valuation allowance	$ 192,000	-	$ -	$ 192,000
Other	$ 110,000	$ 2,000	$ -	$ 112,000

 Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2009, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to provide reasonable assurance that the material financial and non-financial information required to be disclosed in our annual report and filed with the SEC is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Act, of 1934 as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2009, are effective at such reasonable assurance level.  .

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this evaluation, our management used the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2009.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is a brief description of the background and business experience of our executive officers and directors that demonstrate their qualifications for directorship of the Company.

Name and Age	Principal Occupation	Director Since
Lynda L. Pitts 61 years old	Ms. Pitts has served as Chairman of the Board and Chief Executive Officer of the Company since 1992. She was Senior Vice President and Treasurer of the Company from 1990 to 1992.	1990
R. Preston Pitts 58 years old

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

		1995
Ute Scott-Smith 50 years old	Ms. Scott-Smith, ChFC, has run her own financial services business since January 2003. She also served as Senior Vice-President of the Company from 1990 to April of 1997.	1997
Dr. Donald Ratajczak 66 years old

Dr. Ratajczak is a consulting economist.  Prior to April 1, 2003, he was the Chief Executive Officer and Chairman of the Board of Brainworks Ventures, Inc. until its merger with Assurance America Corp.  Since then, he has served as a director of the combined entity.  From 1973 until his retirement in June 2000, Dr. Ratajczak was Director of the Economic Forecasting Center in the J. Mack Robinson College of Business of Georgia State University.  Prior to founding the Center in 1973, Dr. Ratajczak was Director of Research for the UCLA Business Forecasting Project.  Dr. Ratajczak also serves as a director of Ruby Tuesday, Inc., Crown Craft, Citizens Bancshares, Inc., and Assurance America.

		2000
J. Daniel Speight, Jr. 52 years old

Mr. Speight was the Vice Chairman, Chief Financial Officer and a director of Flag Financial Corporation, a bank holding company, and of Flag Bank, a wholly owned subsidiary of Flag Financial from 1998 to 2006.  In 2006, Flag Financial Corporate was acquired by RBC Centura.  Mr. Speight has served as a managing principal in Bankers Capital Group LLC since 2006 to present.  He served of counsel for the law firm James, Bates, Pope & Spivey in Macon, Georgia from 2007 to 2009.  He is currently the Vice Chairman, Chief Operating Officer,Chief Financial Officer, and a director of State Bank and Trust Company located in Macon, Georgia.  He is a member of the State Bar of Georgia.

		2000

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

Based solely on its review of the copies of such reports received from reporting persons, the Company believes that with respect to the year ended December 31, 2009 all reporting persons timely filed the required reports.

Item 11.  Executive Compensation

The following Summary Compensation Table sets forth the compensation of the Company’s named executive officers, who were the only executive officers of the Company during the fiscal year ended December 31, 2009. The Board of Directors approved such compensation, including bonus amounts, if applicable, for such executive officers.

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total Compensation
Position	Year	($)	($)	($)	($)	($)	($)	($)		($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)

Lynda L. Pitts,	2009	425,000	-	-	-	-	-	13,940	(1), (2)	438,940
Chief Executive Officer	2008	425,000	-	-	-	-	-	12,832	(1), (2)	437,832
	2007	425,000	-	-	-	-	-	10,501	(1), (2)	435,501

R. Preston Pitts,	2009	375,000	-	-	-	-	-	12,125	(1), (2)	387,125
President, Chief	2008	375,000	-	-	-	-	-	7,961	(1), (2)	382,961
Operating Officer and	2007	375,000	-	-	-	-	-	33,140	(1), (2), (3)	409,140
Chief Financial Officer

(1)

The amount includes matching contributions made by the Company pursuant to its 401(k) Plan and non-qualified tax deferred compensation plan.  The 401(k) Plan is available to all employees and allows employees to defer, on a pre-tax basis, up to 70% of their annual compensation as contributions to the 401(k) plan, subject to a maximum of $16,500 and catch-up contributions of $5,500.  The Company typically matches 50% of each employee’s contributions up to 6% of their annual compensation, subject to a maximum of $7,500.  The Company also sponsors a non-qualified tax deferred compensation plan, which is available to certain employees who, because of Internal Revenue Code limitations, are prohibited from contributing the maximum percentage of salary to the 401(k) Plan.  Under this deferred compensation plan, certain employees may defer, on a pre-tax basis, a percentage of annual compensation, including bonuses.  The Company typically matches 50% of each employee’s contributions up to a maximum of 6% of annual compensation, less amounts already matched under the 401(k) plan.

(2)

Includes life insurance premiums paid by the Company for the benefit of a named executive officer.

(3)

Includes amounts of base salary the executive officer elected to defer to the Company’s unfunded nonqualified compensation plan.

We do not have any employment arrangements with our executive officers.  Our Compensation Committee annually reviews executive compensation levels and makes recommendations to the Board of Directors, which has overall responsibility for approving executive compensation.  The Compensation Committee typically sets annual base salaries and may also recommend discretionary bonuses as a percentage of base salary. No bonuses or plan-based awards were granted to our executive officers in the fiscal years ended in 2009, 2008, or 2007.

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

Outstanding Equity Awards as of December 31, 2009

	OPTION AWARDS
Name and Principal	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration
Position	(#) (1)	(#)	(#)	($)	Date
(a)	(b)	(c)	(d)	(e)	(f)

Lynda L. Pitts,	413,700	-	-	1.53	1/1/2010
Chief Executive Officer

R. Preston Pitts,	400,000	-	-	1.53	1/1/2010
President, Chief	75,000	-	-	1.68	1/1/2012
Operating Officer and
Chief Financial Officer

(1) (1) The stock options listed above are fully vested.

Director Compensation as of December 31, 2009

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Donald Ratajczak	11,500	-	-	-	-	-	11,500

Ute Scott-Smith	11,500	-	-	-	-	-	11,500

J. Daniel Speight, Jr.	11,500	-	-	-	-	-	11,500

The compensation for directors of the Company who are not executive officers or employees of the Company currently consists of a $10,000 annual retainer plus a $1,500 attendance fee for each Board or committee meeting attended.  As independent directors of the Company, Dr. Ratajczak, Ms. Scott and Mr. Speight, are eligible to receive stock options.   Lynda L. Pitts and R. Preston Pitts are executive officers of the Company and are not separately compensated for serving as directors or attending Board or committee meetings. No stock options were awarded to any of the directors in 2009, 2008, and 2007.

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

The following table shows the amount of Series A Stock of the Company beneficially owned by the Company’s directors, the executive officers of the Company named in the Summary Compensation Table below and the directors and executive officers of the Company as a group.  The information set forth below is as of April 15, 2010.  No director or executive officer owns any Series B Stock.

Security Ownership of Certain Beneficial Owners and Management

Title Of class	Name Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent Of Class
Common Stock	Lynda L. Pitts, Director, Chairman of the Board & Chief Executive Officer	11,240,733	46.7%
Common Stock	R. Preston Pitts, Director, President, Chief Operating Officer, Chief Financial Officer and Secretary	816,266(1)	3.4%
Common Stock	Ute Scott-Smith, Director	380,000(2)	1.6%
Common Stock	J. Daniel Speight, Jr., Director	90,000(3)	0.4%
Common Stock	Donald Ratajczak, Director	90,000(3)	0.4%

All executive officers and directors as a group		12,616,999	52.4%

(1) Includes 75,000 shares issuable pursuant to stock options that are exercisable within 60 days.
(2) Includes 80,000 shares issuable pursuant to stock options that are exercisable within 60 days.
(3) Includes 90,000 shares issuable pursuant to stock options that are exercisable within 60 days.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Pursuant to the terms of the Amended and Restated Shareholder Agreement with Lynda L. Pitts, Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, upon the death of Ms. Pitts, the Company would have the option (but not the obligation) to purchase from Ms. Pitt’s estate all shares of Common Stock that were owned by Ms. Pitts at the time of her death, or were transferred by her to one or more trusts prior to her death.  In addition, upon the death of Ms. Pitts, her heirs would have the option (but not the obligation) to sell their inherited shares to the Company.  The purchase price to be paid by the Company shall be equal to 125% of the fair market value of the shares. As of December 31, 2009, the Company believes that 125% of the fair market value of the shares owned by Ms. Pitts was equal to $562,000.  The Company has purchased life insurance coverage for the purpose of funding this potential obligation upon Ms. Pitts’ death.

On March 26, 2008, the Company’s subsidiary, Legacy Marketing Group (“LMG”), entered into a sale and assignment agreement to sell and assign all rights, title and interest in certain asset based trail commissions to Legacy TM, a limited partnership (the “Partnership”), for a Class A limited partnership interest in the Partnership and $6.5 million.  LMG’s Class A limited partnership interest is unencumbered.  The transaction closed on March 26, 2008.  Through the Class A limited partnership interest, LMG received for a one-year period a 33.33% beneficial interest in the proceeds from the trail commissions on the policies existing on the closing date, and in perpetuity a 100% interest in the proceeds from trail commissions earned on new policies placed in force after the closing date.  The trail commission revenue is recorded into income when it has been received.  Simultaneously with the sale of the Class A limited partnership interest, the Partnership sold to Lynda L. Pitts and R. Preston Pitts the Class B limited partnership interest in exchange for the guarantee of $6.5 million in debt that the Partnership incurred to acquire the trail commissions.  The holders of the Class B limited partnership interest received for a one-year period a 66.66% interest in the proceeds of the trail commissions on existing policies as of the closing date, and thereafter became entitled to receive a 100% interest in the proceeds from such trail commissions.  Lynda L. Pitts, Chief Executive Officer, and R. Preston Pitts, President, Chief Operating Officer and Chief Financial Officer of the Company, each of whom is also a director of the Company, are the general partners of the Partnership and together own all of the Class B interests in the Partnership.  As a part of the agreement, LMG was not obligated to repurchase or require the Partnership to return the asset under any conditions.

LMG received $6.5 million in cash for its Class B interest from the Partnership.  To accomplish the cash settlement, the Partnership and its general partners, Lynda Pitts, Chief Executive Officer and R. Preston Pitts, President, Chief Operations Officer and Chief Financial Officer, each of whom is a director of the Company, pledged the Class B interest in order to obtain funds to finance the transaction.  The Partnership executed a loan agreement, promissory note and commercial pledge agreement to which LMG was not a party and in which it asserted no conditions.  The general partners, Lynda Pitts and R. Preston Pitts who are partners in the Class B partnership each executed a commercial pledge agreement of their Legacy TM partnership interests and other assets as a condition for funding.  LMG was not a party and asserted no conditions in regard to the pledge agreements.   LMG not only confirmed that it had no interest in the Class B interest, but it also confirmed the Partnership and the Pittses had the right to pledge the Class B interest.

The business purpose of the retention of the Class A interest through Legacy TM is because we had to do a general assignment of the rights and title of all asset-based trail commissions in accordance with each carrier agreement rather than a limited or restricted assignment.  Consequently, the future rights to the trail commissions associated to the policies in force after the sale date (March 26, 2008) were allocated to the Class A interest and ultimately inure to LMG.

Any trail commissions that might be received on policies placed in force after the sale date of March 26, 2008, which were specifically excluded from the loan transaction from the Bank, are allocated to the Class A partnership interest. This interest was not pledged as collateral for the Legacy TM loan. The Pittses have no financial interest in the Class A partnership and likewise, the Class A partnership was not pledged as collateral for the loan.

The loan between Legacy TM and the Bank of Marin (“Bank”) is a term loan with a fixed interest rate of 8% per annum. The term is five years and scheduled payments are due monthly. The Pittses had to make personal guarantees which included using their personal real estate (“other assets”) as a part of that guarantee. The Pittses, not LMG, are individually responsible for the obligation.

As a limited partner, LMG has no liability for the debits of the Partnership.  The contractual language also clarifies the Pitts’ role as general partners:

“The general partner will have exclusive management and control of the business partnership, and all decisions regarding the management and affairs of the partnership will be made by the general partner.  The general partner will have all the rights and powers of general partners as provided in the [California Revised Limited Partnership] Act and as otherwise provided by law.”

Based on the structure of the transaction and contractual language, the Company accounted for the transaction as a sale according with the guidance of SFAS No. 140, Accounting for Transfers of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125,which was primarily codified in ASC860 – Transfers and Servicing, EITF 88-18, Sales of Future Revenues, which was primarily codified in ASC605 – Revenue Recognition, and FASB Statement No. 77, Reporting by Transferors for Transfers of Receivables with Recourse, which was primarily codified in ASC860 – Transfers and Servicing.

The annuity products, as defined in the Sale of a Partnership Interest & Assignment of Asset Based Trail Commissions agreement, were certain fixed annuity products sold by LMG on behalf of American National Insurance Company, OM Financial Life Insurance Company/Americom Life, Transamerica Life Insurance Company, IL Annuity and Insurance Company, and Investors Insurance Corporation where LMG, in accordance with each carrier’s marketing agreement, would earn monthly a specified number of basis points on each annuity’s cash value for as long as each annuity remained in-force.  At the time of closing, we valued over 65,000 fixed annuity products that were in-force as of that date and had a trail commission due to LMG.  The rights to the trail commissions with respect to policies that were terminated prior to the closing date were not transferred to the partnership as there would have been no continuing value.

In determining the $6.5 million value for the Class B interest, we contracted an outside consultant to perform financial projections based on policies placed in-force as of December 31, 2007 for those carriers listed above and applied certain key assumptions such as lapse rates, growth rates for accumulation values, rates of partial withdrawal, mortality rates, discount rates, and age of policies.  This resulted in the seller and the purchaser agreeing upon $6.5 million as a fair price for the sale of the Class B interest.

LMG will receive through the Class A partnership interest, on any policies placed in force after March 26, 2008, 100% of the proceeds from the trail commissions.  For the period ending December 31, 2009 and 2008, LMG received approximately $43,000 and $4,000, respectively, in trail commissions for these policies.  The Class A interest is not expected to have a significant impact on our future operating results..

On September 8, 2008, the Company issued a Line of Credit Promissory Note to Lynda Pitts, Chief Executive Officer and Preston Pitts, President, Chief Operating Officer, Chief Financial Officer and Secretary of the Company.  Pursuant to the Note, Lynda Pitts and Preston Pitts have advanced $225,000 in principal amount to the Company.  Interest on the unpaid principal accrues monthly at a rate of 6% per annum.  As of June 30, 2009, the note plus accrued interest was paid in full.

Currently, Donald Ratajczak, Ute Scott-Smith and J. Daniel Speight, Jr. are the only independent directors of the Company as defined by the New York Stock Exchange.

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed for professional services rendered by Burr, Pilger & Mayer LLP for the years ended December 31, 2009 and 2008.

	2009	2008
Burr, Pilger & Mayer LLP
Audit Fees	$163,000	$198,000
Audit-Related Fees	$5,000	$-

Total
Audit Fees (1)	$163,000	$198,000
Audit-Related Fees (2)	$5,000	$-

(1)

(1) Represents professional fees for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q or for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2) Services performed consisted primarily of the review of proxy statements filed with the Securities and Exchange Commission.

Tax Fees

No aggregate fees were billed in either of the last two years for professional services rendered by Burr, Pilger & Mayer LLP for tax compliance, tax advice or tax planning.

All Other Fees

There were no other fees billed during the year ended December 31, 2009.  The Audit Committee has considered whether such non-audit services are compatible with maintaining auditor independence.

Audit Committee Pre-Approval Policies and Procedures

All services to be performed for the Company by our independent auditors must be separately pre-approved by the Company’s Audit Committee.  All services provided by our independent auditors in 2009 and 2008 were approved in advance by the Audit Committee.

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

10(b) *

401(K) Profit Sharing Plan & Trust dated July 1, 1994. (1)

10(c)

Producer Stock Award and Stock Option Plan, as amended. (5)

10(d)(1)

1998 Stock Option Plan, as amended. (5)

10(e)

Commercial Note between SunTrust Bank and the Company executed April 23, 2004. (6)

10(f)

Agreement of Purchase and Sale between Regan Holding Corp. and Basin Street Properties, dated July 25, 2005, and related Lease, dated November 18, 2005. (9)

10(g)

Amendment to Agreement of Purchase and Sale between Regan Holding Corp. and Basin Street Properties, dated November 14, 2005. (9)

10(h)

Credit Agreement between Legacy Marketing Group and Washington National Insurance Company dated July 20, 2006. (7)

10(i)

Asset Purchase Agreement between Prospectdigital LLC and PD Holdings LLC, dated January 25, 2007. (8)

10(j)

Asset Purchase Agreement between Transaction Applications Group, Inc. and Legacy Marketing Group, dated October 17, 2007. (10)

10(k)

Lease Agreement between Regan Holding Corp. and Perot Systems Corporation, dated October 17, 2007. (10)

10(l)

License and Hosting Agreement between Transaction Applications Group, Inc. and Legacy Marketing Group, dated October 17, 2007. (10)

10(m)

Guaranty by Perot Systems Corporation of Payment and Obligations of Transaction Applications Group, Inc. under the Asset Purchase Agreement, dated October 17, 2007. (10)

10(n)

Guaranty by Regan Holding Corp. of Payment and Obligations of Legacy Marketing Group, Inc. under the Asset Purchase Agreement, dated October 17, 2007. (10)

10(o)

Marketing Agreement, effective June 5, 2002, between Investors Insurance Corporation and Legacy Marketing Group. (11)(14)

10(o)(1)

Amendment One to the Marketing Agreement with Investors Insurance Corporation. (14)(15)

10(o)(2)

Amendment Two to the Marketing Agreement with Investors Insurance Corporation. (14)(15)

10(p)

Marketing Agreement, effective November 15, 2002, between American National Insurance Company and Legacy Marketing Group. (12)(14)

10(p)(1)

Amendment One to the Marketing Agreement with American National Insurance Company. (13)

10(p)(2)

Amendment Two to the Marketing Agreement with American National Insurance Company. (14)(15)

10(p)(3)

Amendment Three to the Marketing Agreement with American National Insurance Company. (14)(16)

10(p)(4)

Amendment Four to the Marketing Agreement with American National Insurance Company.(15)

10(q)

Marketing Agreement, effective June 1, 2004, between OM Financial Life Insurance Company (Americom) and Legacy Marketing Group. (14)(15)

10(q)(1)

Amendment One to the Marketing Agreement with OM Financial Life Insurance Company (Americom). (14)(15)

10(q)(2)

Amendment Two to the Marketing Agreement with OM Financial Life Insurance Company (Americom). (15)

10(q)(3)

Amendment Three to the Marketing Agreement with OM Financial Life Insurance Company (Americom). (14)(15)

10(r)

Sale of Partnership Interest, effective March 26, 2008, between Legacy TM, LP and Legacy Marketing Group. (15)

10(r)(1)

Purchase Pledge and Guaranty to the Sale of Partnership Interest, effective March 26, 2008, between Legacy TM, LP and R. Preston Pitts and Lynda Pitts, individually. (15)

10(s)

Line of Credit Promissory Note, effective September 8, 2008, between Regan Holding Corp. and Lynda and Preston Pitts.

10(t)

Amended and Restated Key Employee Deferred Compensation Plan, effective December 5, 2008. (15)

10(u)

Amended and Restated Producer Commission Deferral Plan, effective December 5, 2008. (15)

10(v)

Marketing Agreement, effective October 10, 2005, between Conseco Marketing, LLC (Washington National Insurance Company) and Legacy Marketing Group. (14)(15)

10(v)(1)

Work Order One to the Marketing Agreement with Conseco Marketing, LLC (Washington National Insurance Company). (14)(15)

10(v)(2)

Amendment One to the Marketing Agreement with Conseco Marketing, LLC (Washington National Insurance Company). (15)

10(w)

Agreement and Plan of Merger, effective December 1, 2009, between Regan Holding Corp. and Legacy Alliance, Inc. (16)

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

(8)

Incorporated herein by reference to the Company’s current report on Form 8-K filed on January 25, 2007.

(9)

Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

(10)

Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2007.

(11)

Incorporated herein by reference to the Company’s registration statement on Form S-2 (post-effective amendment no. 5) dated July 23, 2004.

(12)

Incorporated herein by reference to the Company’s current report on Form 8-K filed on January 30, 2004.

(13)

Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.

(14)

Portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission in connection with a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(15)

Incorporated herein by reference to the Company’s annual report on Form 10-K/A for the year ended December 31, 2008 filed on October 19, 2009.

(16)

Incorporated herein by reference to the Company’s definitive proxy statement on Form DEF14A filed on March 30, 2010, which includes the Amendment to the Agreement and Plan of Merger effective January 29, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAN HOLDING CORP.

By: /s/ Lynda L. Pitts

Date: April 15, 2010

Lynda L. Pitts

Chairman of the Board of Directors and

Chief Executive Officer

By: /s/ Lynda L. Pitts

Date: April 15, 2010

R. Preston Pitts

Principal Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Lynda L. Pitts

Date: April 15, 2010

Lynda L. Pitts

Chairman of the Board of Directors and Chief

Executive Officer (Principal Executive Officer)

By: /s/ R. Preston Pitts

Date: April 15, 2010

R. Preston Pitts

Director, President

(Principal Financial and Accounting Officer)

By: /s/ Donald Ratajczak

Date: April 15, 2010

Donald Ratajczak

Director

By: /s/ Ute Scott-Smith

Date: April 15, 2010

Ute Scott-Smith

Director

By: /s/ J. Daniel Speight, Jr.

Date: April 15, 2010

J. Daniel Speight, Jr.

Director